Form 10-Q
period 1996-03-31
NEOSE TECHNOLOGIES INC
filed 1996-05-13
CIK 877902

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
(Mark One)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended
         March 31, 1996.


                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________  to ________________

                         Commission file number: 0-27718


                            NEOSE TECHNOLOGIES, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     13-3549286
- -------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

102 Witmer Road, Horsham, Pennsylvania                                19044
- --------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code      (215) 441-5890
                                                   -------------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes          No   X
   --------     -----


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,174,292 shares of common stock, $.01 par value, were outstanding as of April 30, 1996.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                                      INDEX


                                                                                        Page
                                                                                        ----
PART I.FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Balance Sheets (unaudited) at December 31, 1995 and March 31, 1996 ...............3

         Statements of Operations (unaudited) for the three months ended
           March 31, 1995 and 1996, and from the period of inception through
           March 31, 1996..................................................................4

         Statements of Cash Flows (unaudited) for the three months ended
           March 31, 1995 and 1996, and from the period of inception through
           March 31, 1996..................................................................5

         Notes to Unaudited Financial Statements...........................................7


Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................................8


PART II. OTHER INFORMATION:

Item 1.  Legal Proceedings................................................................24

Item 2.  Changes in Securities............................................................24

Item 3.  Defaults Upon Senior Securities..................................................24

Item 4.  Submission of Matters to a Vote of Security Holders..............................24

Item 5.  Other Information................................................................24

Item 6.  Exhibits and Reports on Form 8-K.................................................24


SIGNATURES ...............................................................................25


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)
                                 BALANCE SHEETS
                                   (unaudited)


                                                                                December 31, 1995           March 31, 1996
                                                                                -----------------           --------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents................................................   $       11,189,001         $     38,921,417
     Restricted funds......................................................              148,300                  147,763
     Prepaid expenses and other............................................              118,680                  360,090
                                                                               -----------------          ---------------
         Total current assets..............................................           11,455,981               39,429,270
PROPERTY AND EQUIPMENT, net................................................            2,685,613                2,795,621
DEFERRED FINANCING COSTS...................................................              409,003                    --
RESTRICTED FUNDS...........................................................               73,066                   36,533
OTHER ASSETS...............................................................               15,049                   15,049
                                                                               -----------------         ----------------

                                                                              $       14,638,712         $     42,276,473
                                                                               =================         ================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt........................................   $          764,552          $       793,379
  Accounts payable.........................................................              301,023                  465,657
  Accrued compensation.....................................................              191,318                   88,000
  Other accrued expenses...................................................              297,605                  273,141
  Deferred revenue.........................................................               41,667                  229,167
                                                                               -----------------         ----------------
    Total current liabilities..............................................            1,596,165                1,849,344
OTHER LIABILITIES..........................................................               74,986                   78,959
LONG-TERM DEBT.............................................................            1,234,527                1,025,027
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 5,000,000 shares authorized;
    none issued............................................................                 --                       --

  Convertible preferred stock..............................................              57,802                      --

  Common stock, $.01 par value; 30,000,000 shares authorized; 3,145,256 and
         8,173,124 shares issued and outstanding...........................              31,453                    81,731
  Additional paid-in capital...............................................          31,385,927                60,607,611
  Deferred compensation....................................................            (359,900)                 (337,406)
  Deficit accumulated during the development stage.........................         (19,382,248)              (21,028,793)
                                                                               -----------------         ----------------
        Total stockholders' equity........................................     $     11,733,034          $     39,323,143
                                                                               -----------------         ----------------
                                                                               $     14,638,712          $     42,276,473
                                                                               ================          ================

        The accompanying notes are an integral part of these statements.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)




                                                             Three Months Ended March 31,             Period from inception
                                                        ----------------------------------------        (January 17, 1989)
                                                               1995                 1996                to March 31, 1996
                                                        -------------------- -------------------      ---------------------
REVENUES FROM COLLABORATIVE AGREEMENTS................  $       250,000      $       337,500           $       4,183,863
                                                        ---------------      ---------------           -----------------
OPERATING EXPENSES:
  Research and development............................        1,046,327            1,649,635                  18,126,192
  General and administrative..........................          451,765              560,528                   7,249,256
                                                        ---------------        -------------            ----------------
         Total operating expenses.....................        1,498,092            2,210,163                  25,375,448
                                                        ---------------        -------------            ----------------
         Operating loss...............................       (1,248,092)          (1,872,663)                (21,191,585)

INTEREST INCOME.......................................           67,925              298,476                   1,114,461

INTEREST EXPENSE......................................          (34,681)             (72,358)                   (951,669)
                                                        ---------------      ---------------            ----------------

NET LOSS..............................................   $   (1,214,848)     $    (1,646,545)          $     (21,028,793)
                                                        ===============      ===============            =================


PRO FORMA NET LOSS PER SHARE..........................  $         (0.27)     $         (0.24)
                                                        ===============      ===============


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING.........        4,500,000            6,808,000
                                                        ===============      ===============








        The accompanying notes are an integral part of these statements.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                               Three Months Ended March 31,     Period from Inception
                                                            -------------------------------       (January 17, 1989)
                                                                1995             1996             to March 31, 1996
                                                            -----------      ------------       ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss...........................................      $ (1,214,848)    $  (1,646,545)       $      (21,028,793)
  Adjustments to reconcile net loss to cash
     used in operating activities--
    Depreciation and amortization....................            90,077           131,218                 1,306,813
    Common stock issued for consulting, licensing
      and other non-cash charges.....................              --                --                      25,762
    Compensation  expense exchanged for
      common stock...................................              --                --                      12,107
    Amortization of deferred compensation............              --              22,494                    22,494
    Other, net.......................................              --                --                      (2,907)
    Changes in operating assets and liabilities-
         Restricted funds............................           217,952            37,070                  (184,296)
         Prepaid expenses and other..................             5,742          (241,410)                 (360,090)
         Other assets................................           (11,649)             --                     (15,049)
         Accounts payable............................          (103,445)          164,634                   465,657
         Accrued compensation........................          (319,294)         (103,318)                  (89,322)
         Other accrued expenses......................            (4,232)          (24,463)                  494,936
         Deferred revenue............................           250,000           187,500                   229,167
         Other liabilities...........................             8,500             3,973                    78,959
                                                         --------------    --------------          ----------------
         Net cash used in operating activities.......        (1,081,197)       (1,468,847)              (19,044,562)
                                                         --------------    --------------          ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment................          (104,180)         (241,227)               (3,344,534)
  Purchase of short-term investments.................              --               --                   (3,177,000)
  Proceeds from sale of short-term investments.......              --               --                    3,177,000
  Proceeds from sale-leaseback of equipment..........              --               --                    1,382,027
                                                        ---------------   ---------------          ----------------
      Net cash used in investing activities..........          (104,180)         (241,227)               (1,962,507)
                                                        ---------------    --------------          ----------------

                                   (Continued)

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (continued)


                                                                Three Months Ended March 31,      Period from Inception
                                                               ----------------------------         (January 17, 1989)
                                                                  1995               1996           to March 31, 1996
                                                               -----------     ------------       ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of notes......................    $     --        $     --               $ 1,225,000
  Repayment of notes payable................................         --              --                  (565,250)
  Proceeds from issuance of short-term debt.................         --              --                   290,000
  Repayment of short-term debt..............................         --              --                  (290,000)
  Proceeds from issuance of long-term debt..................         --              --                 1,110,869
  Repayment of long-term debt...............................      (87,765)        (180,672)            (1,178,939)
  Proceeds from issuance of preferred stock, net............         --              --                29,497,297
  Proceeds from issuance of common stock, net...............         --              --                   320,835
  Proceeds from initial public offering, net................         --         29,536,164             29,127,161
  Proceeds from exercise of warrants........................         --              --                   333,920
  Proceeds from exercise of stock options...................        3,250          104,998                165,995
  Dividends paid............................................         --           (18,000)                (72,000)
  Issuance costs resulting from conversion of notes to
    common stock............................................         --              --                   (36,402)
                                                              -----------     ------------          -------------
    Net cash provided by (used in) financing activities.....      (84,515)      29,442,490             59,928,486
                                                              -----------     ------------          -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   (1,269,892)      27,732,416             38,921,417
CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD.............    5,362,830       11,189,001                   --
                                                              -----------     ------------          -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 4,092,938       38,921,417          $  38,921,417
                                                              ===========     ============          =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $    35,657     $     74,595          $     867,788
                                                              ===========     ============          =============
  Non-cash financing activities--
    Issuance of common stock for dividends..................  $     --       $       --             $      90,000
                                                              ===========     ============          =============
    Issuance of common stock to employees in lieu of cash
      compensation..........................................  $     --       $       --             $      44,473
                                                              ===========     ============          =============



         The accompanying notes are an integral part of these statements

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)


                          NOTES TO FINANCIAL STATEMENTS


1. Basis of Presentation

The unaudited financial statements at March 31, 1996, for the three months ended March 31, 1995 and 1996, and for the period from inception (January 17, 1989) to March 31, 1996, contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the unaudited information includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. The financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1995, included in Neose Technologies, Inc. (the "Company") Registration Statement on Form S-1.

2. Sale of Common Stock

         The Company's initial public offering of Common Stock closed on February 22, 1996, (the "Offering"). The company offered and sold 2,250,000 shares of Common Stock at a public offering price of $12.50 per share. The net proceeds to the Company from the Offering were approximately $25,204,000. Pursuant to the underwriters' over-allotment option, an additional 337,500 shares of Common Stock were offered and sold by the Company on March 4, 1996, resulting in net proceeds to the Company of approximately $3,923,000.

3. Pro Forma Net Loss Per Share

         For the three months ended March 31, 1995 and 1996, pro forma net loss per share was computed using the weighted average number of common shares outstanding during the period, and includes all Convertible Preferred Stock which converted into shares of Common Stock immediately prior to the closing of the Offering as if they were converted into Common Stock on their original dates of issuance.

PART I.   FINANCIAL INFORMATION

Item 2.

                            NEOSE TECHNOLOGIES, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         This Quarterly Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Certain Factors Affecting Operations and Market Price of Securities" in the Company's quarterly Report on Form 10-Q.

         The Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 1996, and as of March 31, 1996, should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1995, included in the Company's Registration Statement on Form S-1.

Overview

         Neose Technologies, Inc. commenced operations in 1990, and has devoted substantially all of its resources to the development of its enzymatic synthesis technology, and to the discovery and development of complex carbohydrates for a variety of applications, including nutritional additives and pharmaceuticals. The Company does not anticipate receiving revenues from product sales for at least the next several years. The company anticipates that its sources of revenue for the next several years will be payments under its strategic alliance with Abbott Laboratories ("Abbott") and other collaborative arrangements, license fees, payments from future strategic alliances and collaborative arrangements, if any, and interest income. Payments under strategic alliances and collaborative arrangements will be subject to significant fluctuation in both timing and amount. Therefore, the Company's results of operations for any period may not be comparable to the results of operations for any other period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         The Company has incurred operating losses since its inception and, as of March 31, 1996, the Company had an accumulated deficit of approximately $21 million. The Company anticipates incurring additional operating losses over at least the next several years, and such losses are expected to increase as the Company expands its research and development programs, including preclinical studies and clinical trials for its pharmaceutical product candidates under development, and as the Company expands its manufacturing capabilities.

Results of Operations

Revenues

         Revenues from collaborative agreements for the three months ended March 31, 1996 and 1995 were $337,500 and $250,000, respectively. The increase of $87,500 was primarily attributable to revenues from the Company's collaborative research agreements with Abbott and Bracco Research USA Inc.

Operating Expenses

         Research and development expenses for the three months ended March 31, 1996 and 1995 were $1,649,635 and $1,046,327, respectively. The increase of $603,308 was primarily attributable to the hiring of additional scientific personnel, increased purchases of laboratory supplies and services, and increased funding of external research.

         General and administrative expenses for the three months ended March 31, 1996 and 1995 were $560,528 and $451,765, respectively. The increase of $108,763 was primarily attributable to increased patent and business development expenses.

Interest Income and Expense

         Interest income for the three months ended March 31, 1996 and 1995 was $298,476 and $67,925, respectively. The increase of $230,551 was primarily attributable to higher average cash balances resulting from the closing of a private placement of equity securities in the third and fourth quarters of 1995 and the consummation of the Company's initial public offering during the three months ended March 31, 1996, as compared to the corresponding period in 1995.

         Interest expense for the three months ended March 31, 1996 and 1995 was $72,358 and $34,681, respectively. The increase of $37,677 was due to higher average loan balances during the three months ended March 31, 1996, as compared to the corresponding period in 1995.

Net Loss

         The net loss for the three months ended March 31, 1996 was $1,646,545, or $0.24 per share, compared to $1,214,848, or $0.27 per share, for the corresponding period in 1995. The decrease in the net loss per share for the three months ended March 31, 1996 was primarily attributable to an increase in the shares used in computing net loss per share subsequent to the issuance of common stock in the Company's initial public offering in February 1996 and the issuance from July through December 1995 of Series F Preferred Stock which converted into common stock immediately prior to the closing of the Company's initial public offering.

Liquidity and Capital Resources

         The Company had $38,921,417 in cash and cash equivalents at March 31, 1996, compared to $11,189,001 at December 31, 1995. This increase is primarily attributable to the net proceeds from the initial public offering of the Company's common stock in February 1996.

         In February and March 1996, the Company sold 2,587,500 shares of common stock to the public at a price per share of $12.50. The Company received proceeds of approximately $29,127,000 after deducting underwriting commissions and offering expenses.

         The Company and Abbott have entered into collaborative agreements to develop breast milk oligosaccharides as additives to infant formula and other nutritional products. Under this strategic alliance, the Company has received approximately $4.2 million (including $500,000 in January 1996) in contract payments, license fees, and milestone payments. In addition, Abbott is obligated to make two additional payments of $500,000 to Neose in each of July 1996 and January 1997, and $5.0 million within 60 days of the first commercial sale, if any, of infant formula containing the Company's nutritional additive. Abbott may
(a) at any time prior to the first commercial sale, if any, of infant formula containing the Company's nutritional additive, elect to make its license agreement non-exclusive, in which event the license fees payable by Abbott after commercialization would be reduced by 50% and Abbott's obligations to make contract and milestone payments, including the July 1996 and January 1997 payments and the $5.0 million milestone payment, would be terminated, or (b) elect to terminate the license agreement and return the licensed technology to Neose upon 60 days' notice, in which event it would have no further funding obligation to the Company, including no obligation to make the July 1996 and January 1997 payments and the $5.0 million milestone payment.

         The Company has entered into a capital lease agreement with an equipment finance company that provides for up to $1.5 million of financing, of which approximately $1.4 million had been drawn on as of March 31, 1996.

         During the three months ended March 31, 1996, the Company purchased approximately $241,000 of capital equipment and leasehold improvements.

         The Company leases its facility. The Company's minimum lease obligation for the year ended December 31, 1996 is approximately $310,000.

         The Company also has obligations to certain of its employees under employment agreements.

         The Company has incurred negative cash flows from operations since its inception and has expended, and expects to continue to expend in the future, substantial funds to continue its research and development programs. The Company expects that its existing capital resources will be adequate to fund its capital requirements through 1998. No assurance can be given that there will be no change that would consume available resources significantly before such time. The Company's future capital requirements and the adequacy of available funds will depend on many factors, including progress in its research and development activities, including its pharmaceutical discovery and development programs, the magnitude and scope of these activities, progress with preclinical studies and clinical trials, the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patient claims and other intellectual property rights, competing technological and market developments, changes in existing collaborative research relationships and strategic alliances, the ability of the Company to establish additional collaborative arrangements for product development, and the cost of manufacturing scale-up and developing effective marketing activities and arrangements. To the extent that funds generated from the Company's operations, together with its existing capital resources, and the interest earned thereon, are insufficient to meet current or planned operating requirements, it is likely that the Company will seek to obtain additional funds through equity or debt financings, collaborative or other arrangements with corporate partners and others, and from other sources. The terms and prices of any such financings may be significantly more favorable to investors than those of the Common Stock sold previously, which could have the effect of diluting or adversely affecting the holdings or the rights of existing stockholders of the Company. The Company does not currently have any committed sources of additional financing. No assurance can be given that additional financing will be available when needed or on terms acceptable to the Company. If adequate additional funds are not available, the Company may be required to delay, scale back, or eliminate certain of its research and product development activities or certain other aspects of its business or attempt to obtain funds through collaborative arrangements that may require the Company to relinquish some or all of its rights to certain of its intellectual property, product candidates, or products. If adequate funds are not available, the Company's business, financial condition, and results of operations will be materially and adversely affected.

Certain Factors Affecting Operations and Market Price of Securities

         The Company's future business, financial condition, and results of operations, and the market price for its securities are dependent on the Company's ability to successfully manage the following business considerations. No assurance can be given that the Company will be able to manage such considerations successfully. The failure to manage such considerations could have a material adverse effect on the Company's business, financial conditions, and results of operations, and on the market price of its securities.

    Early Stage of Development; Uncertainty of Product Development; Technological Uncertainty

         The Company was founded in 1989 and is at an early stage of development. The Company has not yet completed the development of any of its products and, accordingly, has not begun to market or generate revenues from the commercialization of products. It will be a number of years, if ever, before the Company will recognize significant revenues from product sales or royalties. Substantially all of the Company's revenues received to date have resulted from payments received under its strategic alliance with Abbott. The Company expects that substantially all of its revenues for the foreseeable future will result from payments under its strategic alliance with Abbott, license fees, payments from future strategic alliances and collaborative arrangements, if any, and interest income. There can be no assurance that the Company will receive royalty revenues from Abbott or that the Company will be successful in entering into other strategic alliances or collaborative arrangements that will result in significant revenues. The Company's products under development will require significant time-consuming and costly research, development, preclinical studies, clinical testing, regulatory approval, and significant additional investment prior to their commercialization, which may never occur. Moreover, the development and commercialization of complex carbohydrates for pharmaceutical applications have been pursued successfully by few companies. There can be no assurance that the Company's research and development programs will be successful, that its oligosaccharide products will exhibit the expected biological activities in humans, that its nutritional additive will be successfully commercialized, that its pharmaceutical products, if developed, will prove to be safe and efficacious in clinical trials, that the Company or its collaborators will obtain the necessary regulatory approvals for its products, or that the Company or its collaborators will be successful in obtaining market acceptance of any of its products. The Company or its collaborators may encounter problems and delays relating to research and development, regulatory approval, manufacturing, and marketing. The failure by the Company to address such problems and delays successfully would have a material adverse effect on the Company's business, financial condition, and results of operations.

     Dependence on Abbott; Dependence on Other Collaborative Partners

         The Company's strategic alliance with Abbott provides, in part, for the receipt by the Company of certain license fees, milestone payments, and, if commercialization occurs, royalty payments. The Company has derived substantially all of its revenues to date from its strategic alliance with Abbott and anticipates that payments from Abbott will constitute all or a substantial portion of its revenues for the next several years. Abbott has the option at any time prior to the first commercial sale, if any, of infant formula containing the Company's nutritional additive, to elect to make the underlying license agreement non-exclusive, in which event the license fees payable to the Company after commercialization would be reduced by 50% and Abbott's obligations to make contract and milestone payments would be terminated. Abbott also has the right to terminate the underlying license agreement upon 60 days' notice, in which event it would have no further funding obligations to the Company. The success of the strategic alliance will depend on Abbott's own competitive, marketing and strategic considerations, including the relative advantages of alternative products being developed or marketed by competitors. The amount and timing of resources Abbott commits to these activities are entirely within the control of Abbott. There can be no assurance that Abbott will pursue the development and commercialization of this product or that Abbott will perform its obligations as expected. No assurance can be given that the strategic alliance will result in the successful commercialization of the Company's nutritional additive or that any future milestone payments or fees will be received by the Company. The suspension or termination of the Company's strategic alliance with Abbott, the failure of the strategic alliance to be successful, or the delay in the development or commercialization of the nutritional additive by Abbott would have a material adverse effect on the Company's business, financial condition, and results of operations.

         The Company's strategy for the development and commercialization of its pharmaceutical product candidates involves entering into collaborative agreements with pharmaceutical and other companies. The Company may in the future grant to its collaborative partners rights to license and commercialize any products developed under these collaborative agreements, and such rights would limit the Company's flexibility in considering alternatives for the commercialization of such products. Under such agreements, the Company may rely on its collaborative partners to conduct research and development efforts and clinical trials on, obtain regulatory approvals for, and manufacture, market, and commercialize certain of the Company's products. The amount and timing of resources devoted to these activities generally will be controlled by each such individual partner. To date, the Company has only entered into a limited number of these collaborative arrangements, and none with respect to pharmaceutical product candidates. There can be no assurance that the Company will be successful in establishing any additional collaborative arrangements, that existing or future collaborative arrangements will be successful in commercializing products, or that the Company will derive any revenues from such arrangements. In addition, the Company's strategy involves entering into multiple, concurrent strategic alliances to pursue pharmaceutical discovery in different disease areas. There can be no assurance that the Company will be able to manage simultaneous programs successfully. With respect to existing and potential future strategic alliances and collaborative arrangements, the Company will be dependent upon the expertise and dedication of sufficient resources by these outside parties to develop, manufacture, or market products. Should a strategic alliance or collaborative partner fail to develop or commercialize a product to which it has rights, the Company's business, financial condition, and results of operations could be materially and adversely affected.

     History of Operating Losses; Uncertainty of Future Profits

         The Company has incurred losses since its inception and, as of March 31, 1996, had an accumulated deficit of approximately $21 million. The Company anticipates incurring additional losses over at least the next several years and such losses are expected to increase as the Company expands its research and development activities. To achieve profitability, the Company, alone or with others, must successfully commercialize its nutritional additive, develop its pharmaceutical products, conduct preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture, introduce, and market such products. In addition, to the extent the Company relies upon others for research, development, and commercialization activities, the Company's ability to achieve profitability will be dependent upon the success of such outside parties. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all. See "Management's Discussion and Analysis of Financial Condition and Result of Operations-Overview."

     Additional Financing Requirements; Access to Capital

         The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to continue its research and development programs. The Company expects that its existing capital resources will be adequate to fund its capital requirements through 1998. No assurance can be given that there will be no change that would consume available resources significantly before such time. The Company's future capital requirements and the adequacy of available funds will depend on many factors, including progress in its research and development activities, including its pharmaceutical discovery and development programs, the magnitude and scope of these activities, progress with preclinical studies and clinical trials, the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in existing collaborative research relationships and strategic alliances, the ability of the Company to establish additional collaborative arrangements for product development, and the cost of manufacturing scale-up and developing effective marketing activities and arrangements. To the extent that funds generated from the Company's operations, together with its existing capital resources and the net proceeds of this offering and the interest earned thereon, are insufficient to meet current or planned operating requirements, it is likely that the Company will seek to obtain additional funds through equity or debt financings, collaborative or other arrangements with corporate partners and others, and from other sources. The terms and prices of any such financings may be significantly more favorable to investors than those of the Common Stock sold in the Company's initial underwritten public offering which could have the effect of diluting or adversely affecting the holdings or the rights of existing stockholders of the

Company. The Company does not currently have any committed sources of additional financing. No assurance can be given that additional financing will be available when needed or on terms acceptable to the Company. If adequate additional funds are not available, the Company may be required to delay, scale back, or eliminate certain of its research and product development activities or certain other aspects of its business or attempt to obtain funds through collaborative arrangements that may require the Company to relinquish some or all of its rights to certain of its intellectual property, product candidates, or products. If adequate funds are not available, the Company's business, financial condition, and results of operations will be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Uncertainty Regarding Patents and Proprietary Rights

         The Company's success will depend in part on its ability to obtain patent protection for its products, preserve its trade secrets, and operate without infringing the proprietary rights of other parties. Because of the substantial length of time and expense associated with bringing new products through development to the marketplace, the pharmaceutical and biotechnology industries place considerable importance on obtaining and maintaining patent and trade secret protection for new technologies, products, and processes. The Company has an exclusive license from the University of Pennsylvania ("Penn") to two U.S. patents as well as certain related foreign patents and patent applications, subject to Penn's reserved right of use, and right to permit use by non-profit organizations, solely for educational and research purposes. Such license terminates upon the expiration of the last to expire licensed patent in each country. The licensor may, at its option, terminate the license upon 60 days' notice if the Company is not using its continuing best efforts to develop or sell a product using the licensed technology.

         The Company also owns one U.S. patent, a number of U.S. and foreign patent applications, and has licensed additional third party patent applications. Legal standards relating to the scope of claims and the validity of patents in the biotechnology field are uncertain and still evolving. There can be no assurance that patent applications to which the Company holds rights will result in the issuance of patents, that any patents issued or licensed to the Company will not be challenged and held to be invalid, or that any such patents will provide commercially significant protection to the Company's technology, products, and processes. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information not covered by patents to which the Company owns rights or obtain access to the Company's know-how or that others will not be issued patents which may prevent the sale of one or more of the Company's products, or require licensing and the payment of significant fees or royalties by the Company to third parties in order to enable the Company to conduct its business. Defense and prosecution of patent claims can be expensive and time consuming, regardless of whether the outcome is favorable to the Company, and can result in the diversion of substantial financial, management, and other resources from the Company's other activities. An adverse outcome could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties, or require the Company to cease any related research and development activities or product sales. In addition, the laws of certain countries may not protect the Company's intellectual property. No assurance can be given that any licenses required under any such third-party patents or proprietary rights would be made available on acceptable terms, if at all.

         The Company's success is also dependent upon the skills, knowledge, and experience of its scientific and technical personnel. To help protect its rights, the Company requires all employees, consultants, advisors, and collaborators to enter into confidentiality agreements that prohibit the disclosure of confidential information to anyone outside the Company, and require disclosure and assignment to the Company of their ideas, developments, discoveries, and inventions. There can be no assurance, however, that these agreements will provide adequate protection for the Company's trade secrets, know-how, or other proprietary information in the event of any unauthorized use or disclosure.

     Substantial Competition; Risk of Technological Obsolescence

         The Company is engaged in highly competitive industries. The Company competes with many public and private companies, including well-known nutritional products manufacturers, pharmaceutical companies, chemical companies, specialized biotechnology companies, and academic institutions. Many of the Company's competitors have substantially greater financial, scientific, and technical resources, and manufacturing and marketing capabilities than the Company. In addition, many of the Company's competitors have significantly greater experience conducting preclinical studies and clinical trials of new pharmaceutical products, and in obtaining regulatory approvals for pharmaceutical products. The Company is relying on Abbott to develop and commercialize its nutritional additive. As a result, the success of the Company's nutritional additive will depend, in significant part, on Abbott's ability to compete in the highly competitive infant formula market. Abbott's principal competitors in this market include Bristol-Myers Squibb Company, American Home Products Corp., Nestle S.A., and Gerber Products Co. Competitors of the Company and its collaborators may develop products that compete successfully with the Company's products and may develop and commercialize such products more rapidly than the Company and its collaborators. Competition may increase further as a result of potential advances from the study of complex carbohydrates and greater availability of capital for investment in this field. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any being developed by the Company, or that would render the Company's technology and products obsolete or noncompetitive.

     Government Regulation; No Assurance of Product Approval

         The Company's product candidates are subject to stringent regulation by a number of government authorities in the United States and other countries, including the United States Food and Drug Administration ("FDA"). NE-1340, the Company's infant formula ingredient, may be subject to FDA review as a food additive. Substances that are generally recognized as safe ("GRAS") are excluded from the definition of food additives. Information supporting the safety of a food additive is submitted to the FDA in the form of a food additive petition. The food additive petition process is generally expensive and lengthy, frequently requiring several years after the petition is submitted to the FDA. No assurance can be given that, if submitted, the FDA will accept the petition or that, if accepted, such petition will not result in the establishment of regulations which necessitate costly and time-consuming compliance procedures. This process could be time-consuming and expensive and would have a material adverse effect on the Company's business, financial condition, and results of operations. The FDA has by regulation affirmed a number of substances as GRAS, although it is not required that a substance be affirmed as GRAS by regulation in order to be GRAS. A manufacturer may make an independent determination that there is general recognition of safety of a substance by qualified experts when used for a particular use. There can be no assurance that Abbott will make such a determination or that the FDA will agree with such a determination, if Abbott were to elect to make such a determination. Accordingly, there is a risk that the FDA will disagree with the determination. In such a circumstance the manufacturer must submit a GRAS affirmation petition for the FDA to review and affirm GRAS status by regulation in order to market and sell the additive or formula containing the additive. This process could be time-consuming and expensive and would have a material adverse effect on the Company's business, financial condition, and results of operations.

         Any infant formula containing the Company's nutritional additive will be subject to the provisions of the United States Infant Formula Act, which amended the Food, Drug and Cosmetic Act (the "FDC Act") and established detailed requirements for infant formulas, including their manufacture, composition, and labeling. Pursuant to the Company's agreement with Abbott, Abbott is responsible for all regulatory activities relating to the infant formula additive. There can be no assurance that Abbott will be able to satisfy all applicable regulatory requirements. Abbott may also market infant formula containing the additive in foreign countries. Infant formula regulatory requirements vary widely from country to country, and may be more or less stringent than FDA requirements. The time required to obtain clearances, if required, in foreign countries may be longer or shorter than that required in the United States.

         Prior to marketing, any pharmaceutical product candidates developed by the Company must undergo an extensive regulatory approval process required by the FDA and by comparable agencies in other countries. This process, which includes preclinical studies and clinical trials of each compound to establish its safety and effectiveness and confirmation by the FDA that good laboratory, clinical, and manufacturing practices were maintained during testing and manufacturing, can take many years, requires the expenditure of substantial resources, and gives larger companies with greater financial resources a competitive advantage over the Company. Failure to comply with applicable requirements can result in fines, recall, or seizure of products, total or partial suspension of production, withdrawal of existing product approvals, refusal to approve new drug applications, and criminal prosecution. To date, no pharmaceutical product candidate being developed by the Company has been submitted for approval or has been approved by the FDA or any other regulatory authority for marketing, and there can be no assurance that any such product will ever be approved for marketing, or that the Company will be able to obtain the labeling claims desired for its products. The Company is and will continue to be dependent upon the laboratories and medical institutions conducting its preclinical studies and clinical trials to maintain both good laboratory and good clinical practices and, except for the manufacture of small quantities of its drug formulations, which the Company is currently undertaking, upon the manufacturers of its compounds to maintain compliance with current Good Manufacturing Practices ("GMP"). Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit, or prevent FDA regulatory approval. Delays or rejections may be encountered based upon changes in FDA policy for drug approval during the period of development and FDA regulatory review. Similar delays also may be encountered in foreign countries. Any delay in obtaining, or failure to obtain, such approvals would adversely affect the Company's ability to generate product revenues or royalties. There can be no assurance that regulatory approval will be obtained for any product developed by the Company. Moreover, even if approval is granted, such approval may entail commercially unacceptable limitations on the labeling claims for which a product may be marketed. Even if such regulatory approval is obtained, a marketed drug or compound and its manufacturer are subject to continual review and inspection, and later discovery of previously unknown problems with the product or manufacturer may result in restrictions or sanctions on such product or manufacturer, including withdrawal of the product from the market, and other enforcement actions. Additional governmental regulations may be promulgated that would delay regulatory approval of the Company's potential products. The Company cannot predict the impact of adverse governmental action that might arise from future legislative and administrative action.

     No Commercial Manufacturing Capability or Experience

         To be successful, the Company's products must be manufactured in commercial quantities under GMP prescribed by the FDA and at acceptable costs. The Company has not yet manufactured any products in commercial quantities and currently does not have the facilities to manufacture any products in commercial quantities under GMP. Existing facilities of the Company are not adequate for commercial scale manufacturing. Therefore, the Company will need to develop its own GMP manufacturing facility and/or depend on its collaborators, licensees, or contract manufacturers for the commercial manufacture of its products. In the event the Company determines to establish a manufacturing facility, it will require substantial additional funds, the hiring and retention of significant additional personnel and compliance with extensive regulations applicable to such a facility. The Company has no experience in such commercial manufacturing, and there can be no assurance that the Company will be able to establish such a facility successfully and, if established, that it will be able to manufacture products in commercial quantities for sale at competitive prices. If the Company determines to rely on collaborators, licensees, or contract manufacturers for the commercial manufacture of its products, the Company will be dependent on such corporate partners or other entities for, and will have only limited control over, the commercial manufacturing of its products. There can be no assurance that the Company will be able to enter into any such manufacturing arrangements on acceptable terms, if at all. If the Company is not able to enter into commercial manufacturing agreements, it could encounter delays in introducing its products into certain markets, or find that the manufacture of its products in these markets is adversely affected. There can be no assurance that the parties to the Company's future commercial manufacturing agreements will perform their obligations as expected, or that any revenue will be derived from these commercial manufacturing agreements.

     Limited Clinical Trial Experience; No Marketing or Sales
     Capability or Experience

         Before obtaining required regulatory approvals for the commercial sale of its pharmaceutical product candidates, the Company must demonstrate through human clinical trials that such products are safe and efficacious for use. To date, the Company has very limited experience in conducting clinical trials. The Company will either need to rely on third parties to design and conduct any required clinical trials or expend resources to hire additional personnel to administer such clinical trials. There can be no assurance that the Company will be able to find appropriate third parties to design and conduct clinical trials or that it will have the resources to hire personnel to administer clinical trials in-house.

         The Company has no experience in marketing, distributing, or selling nutritional additives or pharmaceutical products, and will have to develop a sales force and/or rely on its collaborators, licensees, or arrangements with others to provide for the marketing, distribution, and sales of its products. There can be no assurance that the Company will be able to establish marketing, distribution, and sales capabilities or make arrangements with third parties to perform such activities on acceptable terms, if at all.

     Risks Associated with the Infant Formula Industry

         To the extent NE-1340 is added to infant formula, the Company is subject to the risks generally associated with the infant formula industry. These risks include: (i) product tampering or production defects may occur requiring a recall of infant formula containing NE-1340, or may reduce the demand for such infant formula; (ii) an ingredient in such formula, including NE-1340, may be banned or its use limited or declared unhealthful; and (iii) sales of infant formula may decline or use of NE-1340 may be limited or discontinued due to real or perceived health concerns, adverse publicity, or other reasons beyond the control of the Company.

     Dependence on Key Personnel

         The Company is highly dependent upon the efforts of its senior management and scientific team. The loss of the services of one or more members of the senior management and scientific team could significantly impede the achievement of the Company's business and product development objectives. Due to the specialized scientific nature of the Company's business, the Company is also highly dependent upon its ability to attract and retain qualified scientific, technical, and key management personnel. The number of qualified scientific personnel is limited, and there is intense competition for such persons and for other qualified personnel in the areas of the Company's activities. There can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its existing business and its expansion into areas and activities requiring additional expertise, such as production and marketing. The Company may need to hire additional personnel or outside consultants skilled in clinical testing and regulatory compliance as it develops its products. There can be no assurance that the Company will be able to hire or retain such personnel. The loss of, or failure to recruit scientific, technical and managerial personnel could have a material adverse effect on the Company. In addition, the Company relies on members of its Scientific Advisory Board and consultants to assist the Company in formulating its research and development strategy. All of the members of the Scientific Advisory Board and all of the Company's consultants are employed by other employers, and each such member or consultant may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to the Company.

     Third-Party Reimbursement; Uncertainty of Health Care Reform Measures

         Successful commercialization of any pharmaceutical products the Company may develop will depend in part upon the availability of reimbursement or funding from third-party health care payors such as government and private insurance plans. Third-party payors are continuing their efforts to contain or reduce the costs of health care through various means. For example, third-party payors are increasingly challenging the prices charged for medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved pharmaceutical products. There can be no assurance that third-party reimbursement or funding will be available or will permit price levels sufficient to realize an appropriate return on the Company's investment in its pharmaceutical product development. The U.S. Congress is considering a number of legislative and regulatory reforms that may affect companies engaged in the health care industry in the United States. Although the Company cannot predict whether these proposals will be adopted or the effects such proposals may have on its business, the existence and pendency of such proposals could have a material adverse effect on the Company in general. In addition, the Company's ability to commercialize potential pharmaceutical products may be adversely affected to the extent that such proposals have a material adverse effect on other companies that are prospective collaborators with respect to any of the Company's pharmaceutical product candidates.

     Product Liability; Lack of Product Liability Insurance

         The Company's business may be adversely affected by potential product liability risks which are inherent in the testing, manufacturing, and marketing of the Company's products which it has developed or which it may develop. There can be no assurance that product liability claims will not be asserted against the Company, its collaborators, or licensees. In addition, the use of pharmaceutical products developed by the Company through collaborative or licensing arrangements in clinical trials and the subsequent sale of such products is likely to cause the Company to bear all or a portion of those potential product liability risks. The Company does not currently have product liability insurance. There can be no assurance that it will be able to obtain or maintain adequate product liability insurance on acceptable terms or that such insurance will provide adequate coverage against potential liabilities. Furthermore, there can be no assurance that any collaborators or licensees of the Company will agree to indemnify the Company, be sufficiently insured, or have a net worth sufficient to satisfy the product liability claims. As a result, a product liability claim or recall could have a material adverse effect on the Company's business, financial condition, and results of operations.

     Hazardous Materials; Compliance with Environmental Regulations

         The Company's research and development activities involve the controlled use of hazardous materials, chemicals, and radioactive compounds. The risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any resulting damages, and any such liability could exceed the resources of the Company which would have a material adverse effect on the Company's business, financial condition, and results of operations. The Company may incur substantial additional costs to comply with environmental regulations if the Company develops pharmaceutical manufacturing capacity.

     Control by Existing Management and Stockholders

         The Company's directors, executive officers, and certain principal stockholders affiliated with members of the Board of Directors and their affiliates will beneficially own approximately 11.3% of the Common Stock. Accordingly, such stockholders, if acting together, may have the ability to exert significant influence over the election of the Company's Board of Directors and other matters submitted to the Company's stockholders for approval. The voting power of these holders may discourage or prevent tender offers for the Common Stock unless the terms are approved by such holders.

     Possible Volatility of Common Stock Price

         The market price of the Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements by the Company, its collaborative partners or the Company's present or potential competitors, technological innovations or new commercial products or services, regulatory developments, including the results in preclinical testing and clinical trials, arrangements with collaborative partners, the achievement of or failure to achieve certain milestones, developments or disputes concerning patent or proprietary rights, or public concern regarding the safety or efficacy of the products to be developed by the Company or its collaborators, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations. This volatility has significantly affected the market prices of securities of many biotechnology and pharmaceutical companies for reasons frequently unrelated to or disproportionate to the performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Common Stock.

     Anti-Takeover Effect of Charter and By-Law Provisions and Delaware Law

         The Company's Second Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") authorizes the Board of Directors to issue, without stockholder approval, 5,000,000 shares of Preferred Stock with voting, conversion, and other rights and preferences that could materially and adversely affect the voting power or other rights of the holders of Common Stock. The issuance of Preferred Stock or of rights to purchase Preferred Stock could be used to discourage an unsolicited acquisition proposal. The Company's By-Laws contain procedural restrictions on director nominations by stockholders and the submission of other proposals for consideration at stockholder meetings. The possible issuance of Preferred Stock and the procedures required for director nominations and stockholder proposals could discourage a proxy contest, make more difficult the acquisition of a substantial block of the Common Stock, or limit the price that investors might be willing to pay in the future for shares of the Common Stock. In addition, certain provisions of Delaware law applicable to the Company could also delay or make more difficult a merger, tender offer, or proxy contest involving the Company.

     Delaware Law

         The Company's Second Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") authorizes the Board of Directors to issue, without stockholder approval, 5,000,000 shares of Preferred Stock with voting, conversion, and other rights and preferences that could materially and adversely affect the voting power or other rights of the holders of Common Stock. The issuance of Preferred Stock or of rights to purchase Preferred Stock could be used to discourage an unsolicited acquisition proposal. The Company's By-Laws contain procedural restrictions on director nominations by stockholders and the submission of other proposals for consideration at stockholder meetings. The possible issuance of Preferred Stock and the procedures required for director nominations and stockholder proposals could discourage a proxy contest, make more difficult the acquisition of a substantial block of the Common Stock, or limit the price that investors might be willing to pay in the future for shares of the Common Stock. In addition, certain provisions of Delaware law applicable to the Company could also delay or make more difficult a merger, tender offer, or proxy contest involving the Company.

PART  II.          OTHER INFORMATION

Item 1.           Legal Proceedings.  None

Item 2.           Changes in Securities.  None

Item 3.           Defaults Upon Senior Securities.  None

Item 4.           Submission of Matters to a Vote of Security Holders.  None

Item 5.           Other Information.  None

Item 6.           Exhibits and Reports on Form 8-K

                  A.  Exhibits
                         Exhibit 27 - Financial Data Schedules

                  B.  Reports on Form 8-K   None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       NEOSE TECHNOLOGIES, INC.



Date: May 10, 1996                    By: /s/ P. Sherrill Neff
                                          ------------------------------
                                          P. Sherrill Neff
                                          President and Chief Financial Officer