Form 10-Q
period 1996-06-30
NEOSE TECHNOLOGIES INC
filed 1996-08-12
CIK 877902

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q


(Mark One)
 /X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996.


                                       OR

 / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________to____________________


                         Commission file number: 0-27718


                            NEOSE TECHNOLOGIES, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                              13-3549286
- -------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


102 Witmer Road, Horsham, Pennsylvania                                 19044
- -------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code   (215) 441-5890
                                                   ----------------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No
   ------       ------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,185,751 shares of common stock, $.01 par value, were outstanding as of July 31, 1996.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                                      INDEX


                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION:
         ----------------------

Item 1.  Financial Statements

         Balance Sheets (unaudited) at December 31, 1995 and June 30, 1996... 3

         Statements of Operations (unaudited) for the three and six months ended June 30, 1995 and 1996, and from the period of inception through
         June 30, 1996....................................................... 4

         Statements of Cash Flows (unaudited) for the six months ended
         June 30, 1995 and 1996, and from the period of inception through
         June 30, 1996....................................................... 5

         Notes to Unaudited Financial Statements............................. 7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................... 8


PART II. OTHER INFORMATION:
         ------------------

Item 1.  Legal Proceedings...................................................24

Item 2.  Changes in Securities...............................................24

Item 3.  Defaults Upon Senior Securities.....................................24

Item 4.  Submission of Matters to a Vote of Security Holders.................24

Item 5.  Other Information...................................................25

Item 6.  Exhibits and Reports on Form 8-K....................................25


SIGNATURES...................................................................26
- ----------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)
                                 BALANCE SHEETS
                                   (unaudited)


ASSETS                                                         December 31, 1995    June 30, 1996
                                                               -----------------    -------------

CURRENT ASSETS:
     Cash and cash equivalents................................... $11,189,001         $36,853,113
     Restricted funds............................................     148,300             147,567
     Prepaid expenses and other..................................     118,680             273,388
                                                                  -----------         -----------
         Total current assets....................................  11,455,981          37,274,068
PROPERTY AND EQUIPMENT, net......................................   2,685,613           2,859,544
DEFERRED FINANCING COSTS.........................................     409,003                  --
RESTRICTED FUNDS                                                       73,066                  --
OTHER ASSETS.....................................................      15,049              15,049
                                                                  -----------         -----------
                                                                  $14,638,712         $40,148,661
                                                                  ===========         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt........................... $   764,552         $   801,524
     Accounts payable............................................     301,023             318,732
     Accrued compensation........................................     191,318             148,000
     Other accrued expenses......................................     297,605             154,392
     Deferred revenue............................................      41,667              41,667
                                                                  -----------         -----------
         Total current liabilities...............................   1,596,165           1,464,315
OTHER LIABILITIES................................................      74,986              79,914
LONG-TERM DEBT...................................................   1,234,527             829,411
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 5,000,000 shares authorized;
         none issued.............................................          --                  --
     Convertible preferred stock.................................      57,802                  --
     Common stock, $.01 par value; 30,000,000 shares authorized;
         3,145,256 and 8,182,958 shares issued and outstanding...      31,453              81,830
     Additional paid-in capital..................................  31,385,927          60,620,650
     Deferred compensation.......................................    (359,900)           (314,913)
     Deficit accumulated during the development stage............ (19,382,248)        (22,612,546)
                                                                  -----------         -----------
         Total stockholders' equity.............................. $11,733,034         $37,775,021
                                                                  -----------         -----------
                                                                  $14,638,712         $40,148,661
                                                                  ===========         ===========

        The accompanying notes are an integral part of these statements.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                        Three Months Ended              Six Months Ended          Period from
                                            June 30,                        June 30,               Inception
                                  ---------------------------     ---------------------------  (January 17, 1989)
                                      1995             1996            1995            1996     to June 30, 1996
                                  -----------     -----------     ------------    -----------   ----------------
REVENUES FROM
  COLLABORATIVE AGREEMENTS ...    $   250,000     $   356,100     $   500,000     $   693,600     $  4,539,963
                                  -----------     -----------     ------------    -----------     ------------
OPERATING EXPENSES:
  Research and development ...      1,165,033       1,739,908       2,211,360       3,389,543       19,866,100

  General and administrative .        429,749         630,980         881,514       1,191,508        7,880,236
                                  -----------     -----------     ------------    -----------     ------------
      Total operating expenses      1,594,782       2,370,888       3,092,874       4,581,051       27,746,336
                                  -----------     -----------     ------------    -----------     ------------
      Operating Loss .........     (1,344,782)     (2,014,788)     (2,592,874)     (3,887,451)     (23,206,373)
                                  -----------     -----------     ------------    -----------     ------------
INTEREST INCOME ..............         54,887         496,507         122,812         794,983        1,610,968
INTEREST EXPENSE .............        (31,686)        (65,472)        (66,367)       (137,830)      (1,017,141)
                                  -----------     -----------     ------------    -----------     ------------
NET LOSS .....................    $(1,321,581)    $(1,583,753)    $(2,536,429)    $(3,230,298)    $(22,612,546)
                                  ===========     ===========     ============    ===========     ============
PRO FORMA NET LOSS PER
    SHARE ....................    $     (0.29)    $     (0.19)    $     (0.56)    $     (0.43)
                                  ===========     ============    ===========     ===========
WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING ......      4,508,000       8,176,000       4,504,000       7,492,000
                                  ===========     ============    ===========     ===========


         The accompanying notes are an integral part of these statements

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                      Six Months Ended June 30,   Period from Inception
                                                    ----------------------------   (January 17, 1989)
                                                        1995             1996       to June 30, 1996
                                                    -----------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss.......................................  $(2,536,429)    $ (3,230,298)    $(22,612,546)
   Adjustments to reconcile net loss to cash
      used in operating activities--
      Depreciation and amortization...............      180,359          271,786        1,447,381
      Common stock issued for consulting, licensing
         and other non-cash charges...............           --               --           25,762
      Compensation  expense exchanged for
         common stock.............................           --               --           12,107
      Amortization of deferred compensation.......           --           44,987           44,987
      Other, net..................................           --               --           (2,907)
      Changes in operating assets and liabilities--
         Restricted funds.........................      277,698           73,799         (147,567)
         Prepaid expenses and other...............      (25,383)        (154,708)        (273,388)
         Other assets.............................      (11,649)              --          (15,049)
         Accounts payable.........................     (156,570)          17,709          318,732
         Accrued compensation.....................     (227,198)         (43,318)         (29,322)
         Other accrued expenses...................      (24,993)        (143,213)         376,186
         Deferred revenue.........................      500,000               --           41,667
         Other liabilities........................       13,981            4,928           79,914
                                                    -----------     ------------     ------------
         Net cash used in operating activities....   (2,010,184)      (3,158,328)     (20,734,043)
                                                    ----------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment............     (152,913)        (445,717)      (3,549,024)
   Purchase of short-term investments.............           --               --       (3,177,000)
   Proceeds from sale of short-term investments...           --               --        3,177,000
   Proceeds from sale-leaseback of equipment......           --               --        1,382,027
                                                    -----------     ------------     ------------
      Net cash used in investing activities.......     (152,913)        (445,717)      (2,166,997)
                                                    -----------     ------------     ------------


                                   (Continued)

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (continued)



                                                      Six Months Ended June 30,   Period from Inception
                                                    ----------------------------   (January 17, 1989)
                                                        1995             1996       to June 30, 1996
                                                    -----------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of notes............. $        --     $         --      $ 1,225,000

   Repayment of notes payable......................          --               --         (565,250)
   Proceeds from issuance of short-term debt.......          --               --          290,000
   Repayment of short-term debt....................          --               --         (290,000)
   Proceeds from issuance of long-term debt........          --               --        1,110,869
   Repayment of long-term debt.....................    (178,492)        (368,144)      (1,366,411)
   Proceeds from issuance of preferred stock, net..          --               --       29,497,297
   Proceeds from issuance of common stock, net.....          --               --          320,835
   Proceeds from initial public offering, net......          --       29,536,164       29,127,161
   Proceeds from exercise of warrants..............          --               --          333,920
   Proceeds from exercise of stock options.........       5,728          118,137          179,134
   Dividends paid..................................          --          (18,000)         (72,000)
   Issuance costs resulting from conversion of
      notes to common stock........................          --               --          (36,402)
                                                    -----------     ------------     ------------

      Net cash provided by (used in) financing
         activities................................    (172,764)      29,268,157       59,754,153
                                                    -----------     ------------     ------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                  (2,335,861)      25,664,112       36,853,113

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD.......................................   5,362,830       11,189,001               --
                                                    -----------     ------------     ------------
CASH AND CASH EQUIVALENTS, END
   OF PERIOD....................................... $ 3,026,969     $ 36,853,113     $ 36,853,113
                                                    ===========     ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest.......................... $    81,749     $    142,391     $    935,584
                                                    ===========     ============     ============

   Non-cash financing activities--
      Issuance of common stock for dividends........$    18,000     $         --     $     18,000
                                                    ===========     ============     ============
      Issuance of common stock to employees
        in lieu of cash compensation................$    44,473     $         --     $     44,473
                                                    ===========     ============     ============


         The accompanying notes are an integral part of these statements

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)


                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The unaudited financial statements at June 30, 1996, for the three and six months ended June 30, 1995 and 1996, and for the period from inception (January 17, 1989) to June 30, 1996, contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the unaudited information includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. The financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1995, included in Neose Technologies, Inc. (the "Company") Registration Statement on Form S-1 and the Company's 1995 Annual Report.

2.   Sale of Common Stock

     The Company's initial public offering of Common Stock (the "Offering") closed on February 22, 1996. The company offered and sold 2,250,000 shares of Common Stock at a public offering price of $12.50 per share. The net proceeds to the Company from the Offering were approximately $25,204,000. Pursuant to the underwriters' over-allotment option, an additional 337,500 shares of Common Stock were offered and sold by the Company on March 4, 1996, resulting in additional net proceeds to the Company of approximately $3,923,000.

3.   Pro Forma Net Loss Per Share

     For the three and six months ended June 30, 1995 and 1996, pro forma net loss per share was computed using the weighted average number of common shares outstanding during the period, and includes all Convertible Preferred Stock which converted into shares of Common Stock immediately prior to the closing of the Offering as if they were converted into Common Stock on their original dates of issuance.

PART I.       FINANCIAL INFORMATION

Item 2.

                            NEOSE TECHNOLOGIES, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         This Quarterly Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below in "Certain Factors Affecting Operations and Market Price of Securities."

         The Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 1996, and as of June 30, 1996 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1995, included in the Company's Registration Statement on Form S-1 and the Company's 1995 Annual Report.

Overview

         Neose Technologies, Inc. commenced operations in 1990, and has devoted substantially all of its resources to the development of its enzymatic carbohydrate synthesis technology and to the discovery and development of complex carbohydrates for a variety of applications, including nutritional additives and pharmaceuticals. The Company does not anticipate receiving revenues from product sales for at least the next several years. The Company anticipates that its sources of revenue for the next several years will be payments under its strategic alliance with Abbott Laboratories ("Abbott") and other collaborative arrangements, license fees, payments from future strategic alliances and collaborative arrangements, if any, and interest income. Payments under strategic alliances and collaborative arrangements will be subject to significant fluctuation in both timing and amount. Therefore, the Company's results of operations for any period may not be comparable to the results of operations for any other period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         The Company has incurred operating losses since its inception and, as of June 30, 1996, the Company had an accumulated deficit of approximately $22.6 million. The Company anticipates incurring additional operating losses over at least the next several years, and such losses are expected to increase as the

Company expands its research and development programs, including preclinical studies and clinical trials for its pharmaceutical product candidates under development, and as the Company expands its manufacturing capabilities.

Results of Operations

Revenues

         Revenues from collaborative agreements for the three and six months ended June 30, 1996 were $356,100 and $693,600, respectively, compared to $250,000 and $500,000, respectively, for the corresponding periods in 1995. The increases were primarily attributable to increased revenues from the Company's collaborative research agreements with Abbott and Bracco Research USA Inc.

Operating Expenses

         Research and development expenses for the three and six months ended June 30, 1996 were $1,739,908 and $3,389,543, respectively, compared to $1,165,033 and $2,211,360, respectively, for the corresponding periods in 1995. The increases were primarily attributable to the hiring of additional scientific personnel, increased purchases of laboratory supplies and services, increased clinical trial expenditures for NE-0080, and increased funding of external research.

         General and administrative expenses for the three and six months ended June 30, 1996 were $630,980 and $1,191,508, respectively, compared to $429,749 and $881,514, respectively, for the corresponding periods in 1995. The increases were primarily attributable to increased patent and business development expenses.

Interest Income and Expense

         Interest income for the three and six months ended June 30, 1996 was $496,507 and $794,983, respectively, compared to $54,887 and $122,812, respectively, for the corresponding periods in 1995. The increases were primarily attributable to higher average cash balances resulting from the closing of a private placement of equity securities in the third and fourth quarters of 1995 and the consummation of the Company's initial public offering during the three and six months ended June 30, 1996, as compared to the corresponding periods in 1995.

         Interest expense for the three and six months ended June 30, 1996 was $65,472 and $137,830, respectively, compared to $31,686 and $66,367, respectively, for the corresponding periods in 1995. The increases were due to higher average loan balances during the three and six months ended June 30, 1996, as compared to the corresponding periods in 1995.

Net Loss

         The Company incurred net losses of $1,583,753 and $3,230,298, or $0.19 and $0.43 per share, for the three and six months ended June 30, 1996, respectively, compared to net losses of $1,321,581 and $2,536,429, or $0.29 and $0.56 per share, for the three and six months ended June 30, 1995, respectively. The decreases in the net loss per share for the three and six months ended June 30, 1996 were primarily attributable to an increase in the shares used in computing net loss per share subsequent to the issuance of common stock in the Offering in February 1996 and the issuance from July through December 1995 of Series F Preferred Stock which converted into common stock immediately prior to the closing of the Company's Offering, which offsets the increased actual losses for the respective periods.

Liquidity and Capital Resources

         The Company had $36,853,113 in cash and cash equivalents at June 30, 1996, compared to $11,189,001 at December 31, 1995. This increase is primarily attributable to the receipt of net proceeds from the Offering in February 1996.

         In February and March 1996, the Company sold 2,587,500 shares of common stock to the public at a price per share of $12.50. The Company received proceeds of approximately $29,127,000 after deducting underwriting commissions and offering expenses.

         The Company and Abbott have entered into collaborative agreements to develop breast milk oligosaccharides as additives to infant formula and other nutritional products. Under this strategic alliance, the Company has received approximately $4.2 million (excluding $500,000 received in July 1996) in contract payments, license fees, and milestone payments. In addition, Abbott is obligated to make an additional payment of $500,000 to Neose in January 1997, and $5.0 million within 60 days of the first commercial sale, if any, of infant formula containing the Company's nutritional additive. Abbott may (a) at any time prior to the first commercial sale, if any, of infant formula containing the Company's nutritional additive, elect to make its license agreement non-exclusive, in which event the license fees payable by Abbott after commercialization would be reduced by 50% and Abbott's obligations to make contract and milestone payments, including the January 1997 payment and the $5.0 million milestone payment, would be terminated, or (b) elect to terminate the license agreement and return the licensed technology to Neose upon 60 days' notice, in which event it would have no further funding obligation to the Company, including no obligation to make the January 1997 payment and the $5.0 million milestone payment.

         The Company has entered into a capital lease agreement with an equipment finance company that provides for up to $1.5 million of financing, of which approximately $1.4 million had been drawn on as of June 30, 1996.

         During the six months ended June 30, 1996, the Company purchased approximately $446,000 of capital equipment and leasehold improvements.

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

     History of Operating Losses; Uncertainty of Future Profits

         The Company has incurred losses since its inception and, as of June 30, 1996, had an accumulated deficit of approximately $22.6 million. The Company anticipates incurring additional losses over at least the next several years and such losses are expected to increase as the Company expands its research and development activities. To achieve profitability, the Company, alone or with others, must successfully commercialize its nutritional additive, develop its pharmaceutical products, conduct preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture, introduce, and market such products. In addition, to the extent the Company relies upon others for research, development, and commercialization activities, the Company's ability to achieve profitability will be dependent upon the success of such outside parties. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all. See "Management's Discussion and Analysis of Financial Condition and Result of Operations--Overview."

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

     Control by Existing Management and Stockholders

         The Company's directors, executive officers, and certain principal stockholders affiliated with members of the Board of Directors and their affiliates beneficially own approximately 11.3% of the Common Stock. Accordingly, such stockholders, if acting together, may have the ability to exert significant influence over the election of the Company's Board of Directors and other matters submitted to the Company's stockholders for approval. The voting power of these holders may discourage or prevent tender offers for the Common Stock unless the terms are approved by such holders.

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

Item 1.           Legal Proceedings.  None

Item 2.           Changes in Securities.  None

Item 3.           Defaults Upon Senior Securities.  None

Item 4.           Submission of Matters to a Vote of Security Holders.

                  A. The Company's Annual Meeting of Stockholders was held on June 14, 1996.

                  C.  The motions before stockholders were:

                      1. To elect seven Directors.


                                                      Votes    Votes     Votes                 Broker
                        Name of Director               For    Against  Withheld  Abstentions  Nonvotes
                        ----------------               ---    -------  --------  -----------  --------
                        Stephen A. Roth, Ph.D.       6,103,415    --     8,134        --        --
                        P. Sherrill Neff             6,103,415    --     8,134        --        --
                        William F. Hamilton, Ph.D.   6,103,415    --     8,134        --        --
                        Douglas J. MacMaster, Jr.    6,103,415    --     8,134        --        --
                        Lindsay A. Rosenwald, M.D.   6,103,415    --     8,134        --        --
                        Lowell E. Sears              6,103,415    --     8,134        --        --
                        Jerry A. Weisbach, Ph.D.     6,103,415    --     8,134        --        --


                      2. To ratify the selection of Arthur Andersen LLP,
                         independent public accountants, as auditors of the Company for the fiscal year ending December 31, 1996.

                         Votes For        6,037,566
                         Votes Against        4,784
                         Votes Withheld         --
                         Abstentions         68,299
                         Broker Nonvotes        --

                      3. To approve an amendment to the 1995 Stock Option/Stock
                         Issuance Plan to add a Director Fee Option Grant
                         Program.

                         Votes For        5,771,809
                         Votes Against      243,747
                         Votes Withheld         --
                         Abstentions         89,531
                         Broker Nonvotes        --

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


                                      NEOSE TECHNOLOGIES, INC.



Date: August 12, 1996                By: /s/  P. Sherrill Neff
                                      -----------------------------------------
                                          P. Sherrill Neff
                                          President and Chief Financial Officer