Form 10-Q
period 1996-09-30
NEOSE TECHNOLOGIES INC
filed 1996-11-13
CIK 877902

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996.


                                       OR

/   /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the transition period from                  to
                                            ----------------     --------------

                         Commission file number: 0-27718


                            NEOSE TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     13-3549286
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

102 Witmer Road, Horsham, Pennsylvania                         19044
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code         (215) 441-5890
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
Yes    X    No
    ------     ---------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,204,116 shares of common stock, $.01 par value, were outstanding as of October 31, 1996.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                                      INDEX
                                      -----

                                                                                                    Page
                                                                                                    ----
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Balance Sheets (unaudited) at December 31, 1995 and September 30, 1996........................3

         Statements of Operations (unaudited) for the three and nine months ended
         September 30, 1995 and 1996, and from the period of inception through
         September 30, 1996 ...........................................................................4

         Statements of Cash Flows (unaudited) for the nine months ended
         September 30, 1995 and 1996, and from the period of inception through
         September 30, 1996............................................................................5

         Notes to Unaudited Financial Statements.......................................................7


Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.....................................................................8


PART II. OTHER INFORMATION:

Item 1.  Legal Proceedings............................................................................23

Item 2.  Changes in Securities........................................................................23

Item 3.  Defaults Upon Senior Securities..............................................................23

Item 4.  Submission of Matters to a Vote of Security Holders..........................................23

Item 5.  Other Information............................................................................23

Item 6.  Exhibits and Reports on Form 8-K.............................................................23


SIGNATURES............................................................................................24


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                                   NEOSE TECHNOLOGIES, INC.
                                                (a development-stage company)

                                                        BALANCE SHEETS
                                                         (unaudited)


ASSETS                                                                        December 31, 1995        September 30, 1996
------                                                                        -----------------        ------------------
CURRENT ASSETS:

     Cash and cash equivalents.............................................    $      11,189,001        $    35,717,379

     Restricted funds......................................................              148,300                110,648

     Prepaid expenses and other............................................              118,680                252,878
                                                                               -----------------        ---------------

         Total current assets..............................................           11,455,981             36,080,905

PROPERTY AND EQUIPMENT, net................................................            2,685,613              2,935,777

DEFERRED FINANCING COSTS...................................................              409,003                  --

RESTRICTED FUNDS                                                                          73,066                  --

OTHER ASSETS...............................................................               15,049                 15,049
                                                                               -----------------         --------------

                                                                               $      14,638,712         $   39,031,731
                                                                               =================         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Current portion of long-term debt..........................................    $         764,552         $      753,901

Accounts payable...........................................................              301,023                311,102

Accrued compensation.......................................................              191,318                208,000

Other accrued expenses.....................................................              297,605                130,582

Deferred revenue...........................................................               41,667                354,167
                                                                               -----------------        ---------------

         Total current liabilities.........................................            1,596,165              1,757,752

OTHER LIABILITIES..........................................................               74,986                 79,359

LONG-TERM DEBT.............................................................            1,234,527                682,500

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued..
                                                                                         --                        --

Convertible preferred stock................................................               57,802                   --

Common stock, $.01 par value; 30,000,000 shares authorized; 3,145,256 and
         8,203,616 shares issued and outstanding..........................                31,453                 82,036

Additional paid-in capital.................................................           31,385,927             60,704,631

Deferred compensation......................................................             (359,900)              (292,419)

Deficit accumulated during the development stage...........................          (19,382,248)           (23,982,128)
                                                                                ----------------         --------------

         Total stockholders' equity........................................     $     11,733,034         $   36,512,120
                                                                                ----------------         --------------

                                                                                $     14,638,712         $   39,031,731
                                                                                ================         ==============

        The accompanying notes are an integral part of these statements.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                                        Period
                                                 Three Months Ended                   Nine Months Ended             from Inception
                                                    September 30,                       September 30,             (January 17, 1989)
                                        ----------------------------------    ---------------------------------    to September 30,
                                              1995              1996              1995             1996                   1996
                                        ---------------    ---------------    --------------     --------------     ---------------
REVENUES FROM
  COLLABORATIVE AGREEMENTS............  $       375,833    $       312,500     $     875,833     $    1,006,100          $4,852,463
                                        ---------------    ---------------     -------------     --------------     ---------------

OPERATING EXPENSES:

  Research and development............        1,214,504          1,510,191         3,425,864          4,899,734          21,376,290

  General and administrative..........          290,267            596,836         1,171,781          1,788,343           8,477,072
                                        ---------------    ---------------     -------------     --------------     ---------------

      Total operating expenses........        1,504,771          2,107,027         4,597,645          6,688,077          29,853,362
                                        ---------------    ---------------      ------------     --------------     ---------------

      Operating Loss..................       (1,128,938)        (1,794,527)       (3,721,812)        (5,681,977)        (25,000,899)
                                        ---------------   ----------------     -------------     --------------     ---------------


INTEREST INCOME.......................           76,098            483,262           198,910          1,278,245           2,094,230


INTEREST EXPENSE......................          (59,749)           (58,318)         (126,116)          (196,148)         (1,075,459)
                                        ----------------    ---------------    -------------       ------------     ---------------


NET LOSS..............................  $     (1,112,589)   $  (1,369,583)     $  (3,649,018)     $  (4,599,880)    $   (23,982,128)
                                        ================    =============      =============      =============     ===============


PRO FORMA NET LOSS PER
    SHARE.............................  $         (0.23)    $       (0.17)     $       (0.79)     $       (0.60)
                                        ===============     =============      =============      =============


WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING...............       4,782,000          8,193,000          4,598,000          7,728,000
                                       ===============     ==============      =============      =============




         The accompanying notes are an integral part of these statements

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        Nine Months
                                                                    Ended September 30,                Period from Inception
                                                            ----------------------------------          (January 17, 1989)
                                                                  1995              1996               to September 30, 1996
                                                            ----------------  -----------------      -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss.............................................   $  (3,649,018)    $ (4,599,880)             $   (23,982,128)

     Adjustments to reconcile net loss to cash
         used in operating activities--
         Depreciation and amortization....................         278,244          416,986                    1,592,580
         Common stock issued for consulting, licensing
           and other non-cash charges.....................           --              --                           25,762
         Compensation  expense exchanged for
          common stock....................................           --              --                           12,107
         Amortization of deferred compensation............           --              67,481                       67,481
         Other, net.......................................           --              --                           (2,907)
         Changes in operating assets and liabilities-
           Restricted funds...............................         314,850          110,718                     (110,648)
           Prepaid expenses and other.....................         (65,459)        (134,198)                    (252,878)
           Other assets...................................         (11,649)          --                          (15,049)
           Accounts payable...............................         179,944           10,079                      311,102
           Accrued compensation...........................        (177,197)          16,682                      250,096
           Other accrued expenses.........................          (5,287)        (167,023)                     132,959
           Deferred revenue...............................         250,000          312,500                      354,167
           Other liabilities..............................          17,953            4,373                       79,359
                                                              ------------      -----------                -------------
           Net cash used in operating activities..........      (2,867,619)      (3,962,282)                 (21,537,997)
                                                              ------------      -----------                -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment..................        (613,072)        (667,150)                  (3,770,457)
     Purchase of short-term investments...................           --              --                       (3,177,000)
     Proceeds from sale of short-term investments.........           --              --                        3,177,000
     Proceeds from sale-leaseback of equipment............         829,589           --                        1,382,027
                                                              ------------      -----------                -------------
        Net cash provided by (used in) investing
        activities........................................         216,517         (667,150)                  (2,388,430)
                                                              ------------      -----------                -------------


                                   (Continued)

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (continued)

                                                             Nine Months Ended September 30,          Period from Inception
                                                             -------------------------------            (January 17, 1989)
                                                                 1995               1996              to September  30, 1996
                                                             ------------       ------------        --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of notes....................  $     --          $        --                $   1,225,000
  Repayment of notes payable.............................        --                   --                     (565,250)
  Proceeds from issuance of short-term debt..............        --                   --                      290,000
  Repayment of short-term debt...........................        --                   --                     (290,000)
  Proceeds from issuance of long-term debt...............        --                   --                    1,110,869
  Repayment of long-term debt............................     (326,146)           (562,678)                (1,560,945)
  Proceeds from issuance of preferred stock, net.........    5,352,583                --                   29,497,297
  Proceeds from issuance of common stock, net............         --                59,830                    380,665
  Proceeds from initial public offering, net.............         --            29,536,164                 29,127,161
  Proceeds from exercise of warrants.....................       37,500                --                      333,920
  Proceeds from exercise of stock options................        5,728             142,494                    203,491
  Dividends paid.........................................      (18,000)            (18,000)                   (72,000)
  Issuance costs resulting from conversion of
     notes to common stock...............................         --                  --                      (36,402)
                                                           -----------       -------------              -------------
     Net cash provided by financing
     activities..........................................    5,051,665          29,157,810                 59,643,806
                                                           -----------       -------------              -------------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS.......................................    2,400,563          24,528,378                 35,717,379
CASH AND CASH EQUIVALENTS,  BEGINNING
  OF PERIOD..............................................    5,362,830          11,189,001                      --
                                                           -----------       -------------              -------------
CASH AND CASH EQUIVALENTS, END
  OF PERIOD.............................................   $ 7,763,393       $  35,717,379              $  35,717,379
                                                           ===========       =============              =============
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
  Cash paid for interest...............................    $   141,967       $     203,125              $     996,318
                                                           ===========       =============              =============
  Non-cash financing activities--
     Issuance of common stock for dividends............    $    18,000       $       --                 $      18,000
                                                           ===========       =============              =============

     Issuance of common stock to employees in lieu
       cash compensation...............................    $    44,473       $       --                 $      44,473
                                                           ===========       =============              =============



         The accompanying notes are an integral part of these statements

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.   Basis of Presentation

         The unaudited financial statements at September 30, 1996, for the three and nine months ended September 30, 1995 and 1996, and for the period from inception (January 17, 1989) to September 30, 1996, contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the unaudited information includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. The financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1995, included in Neose Technologies, Inc. (the "Company") Registration Statement on Form S-1 and the Company's 1995 Annual Report.

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

3.   Net Loss Per Share

         For the three months ended September 30, 1995, and the nine months ended September 30, 1995, and 1996, pro forma net loss per share was computed using the weighted average number of common shares outstanding during the period, and includes all Convertible Preferred Stock which converted into shares of Common Stock immediately prior to the closing of the Offering as if they were converted into Common Stock on their original dates of issuance. For the three months ended September 30, 1996, net loss per share was computed using the weighted average number of common shares outstanding during the period. Common stock equivalents were excluded for all periods presented because they are antidilutive.

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

         The Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 1996, and as of September 30, 1996, should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1995, included in the Company's Registration Statement on Form S-1 and the Company's 1995 Annual Report.

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

         The Company has incurred operating losses since its inception and, as of September 30, 1996, the Company had an accumulated deficit of approximately $24 million. The Company anticipates incurring additional operating losses over at least the next several years, and such losses are expected to increase as the Company expands its research and development programs, including preclinical studies and clinical trials for its pharmaceutical product candidates under development, and as the Company expands its manufacturing capabilities.

Results of Operations

     Revenues

         Revenues from collaborative agreements for the three and nine months ended September 30, 1996, were $312,500 and $1,006,100, respectively, compared to $375,833 and $875,833, respectively, for the corresponding periods in 1995. The decrease for the comparable three month period was due to non-recurring revenues received during the 1995 period. The increase for the comparable nine month period was primarily attributable to increased revenues from the Company's collaborative research agreements with Abbott and Bracco Research USA Inc.

     Operating Expenses

         Research and development expenses for the three and nine months ended September 30, 1996, were $1,510,191 and $4,899,734, respectively, compared to $1,214,504 and $3,425,864, respectively, for the corresponding periods in 1995. The increases were primarily attributable to the hiring of additional scientific personnel, increased purchases of laboratory supplies and services, increased clinical trial expenditures for NE-0080, and increased funding of external research.

         General and administrative expenses for the three and nine months ended September 30, 1996, were $596,836 and $1,788,343, respectively, compared to $290,267 and $1,171,781, respectively, for the corresponding periods in 1995. The increases were primarily attributable to increased patent and business development expenses, and expenses associated with being a public company.

  Interest Income and Expense

         Interest income for the three and nine months ended September 30, 1996, was $483,262 and $1,278,245, respectively, compared to $76,098 and $198,910, respectively, for the corresponding periods in 1995. The increases were primarily attributable to higher average cash balances resulting from the closing of a private placement of equity securities in the third and fourth quarters of 1995 and the consummation of the Company's initial public offering during the three and nine months ended September 30, 1996, as compared to the corresponding periods in 1995.

         Interest expense for the three and nine months ended September 30, 1996, was $58,318 and $196,148, respectively, compared to $59,749 and $126,116, respectively, for the corresponding periods in 1995. The increases were due to higher average loan balances during the three and nine months ended September 30, 1996, as compared to the corresponding periods in 1995.

  Net Loss

         The Company incurred net losses of $1,369,583 and $4,599,880, or $0.17 and $0.60 per share, for the three and nine months ended September 30, 1996, respectively, compared to net losses of $1,112,589 and $3,649,018, or $0.23 and $0.79 per share, for the three and nine months ended September 30, 1995, respectively. The decreases in the net loss per share for the three and nine months ended September 30, 1996 were primarily attributable to an increase in the shares used in computing net loss per share subsequent to the issuance of common stock in the Offering in February 1996 and the issuance from July through December 1995 of Series F Preferred Stock which converted into common stock immediately prior to the closing of the Company's Offering, which offsets the increased actual losses for the respective periods.

Liquidity and Capital Resources

         The Company had $35,717,379 in cash and cash equivalents at September 30, 1996, compared to $11,189,001 at December 31, 1995. This increase is primarily attributable to the receipt of net proceeds from the Offering in February 1996.

         In February and March 1996, the Company sold 2,587,500 shares of common stock to the public at a price per share of $12.50. The Company received proceeds of approximately $29,127,000 after deducting underwriting commissions and offering expenses.

         The Company and Abbott have entered into collaborative agreements to develop breast milk oligosaccharides as additives to infant formula and other nutritional products. Under this strategic alliance, the Company has received approximately $4.7 million in contract payments, license fees, and milestone payments. In addition, Abbott is obligated to make an additional payment of $500,000 to Neose in January 1997, and $5.0 million within 60 days of the first commercial sale, if any, of infant formula containing the Company's nutritional additive. Abbott may (a) at any time prior to the first commercial sale, if any, of infant formula containing the Company's nutritional additive, elect to make its license agreement non-exclusive, in which event the license fees payable by Abbott after commercialization would be reduced by 50% and Abbott's obligations to make contract and milestone payments, including the January 1997 payment and the $5.0 million milestone payment, would be terminated, or (b) elect to terminate the license agreement and return the licensed technology to Neose upon 60 days' notice, in which event it would have no further funding obligation to the Company, including no obligation to make the January 1997 payment and the $5.0 million milestone payment.

         The Company expects to make additional capital expenditures in the total amount of approximately $6.0 million, beginning in the fourth quarter of 1996, to expand GMP manufacturing capabilities for NE-0080, and to establish GMP manufacturing capabilities for NE-1530 and NE-0501. In each case, the Company believes that the planned GMP capacity will be adequate to complete clinical trials for the respective compounds. The Company is exploring various alternatives for the long-term financing of this planned expansion.

         The Company leases its facility. The Company's minimum lease obligation for the year ended December 31, 1996 is approximately $310,000. In connection with the planned expansion described above, the Company is exploring the possible acquisition of its facility, or alternatively, the possible extension of its current lease term.

         The Company has entered into a capital lease agreement with an equipment finance company that provides for up to $1.5 million of financing, of which approximately $1.4 million had been drawn on as of September 30, 1996.

         During the nine months ended September 30, 1996, the Company purchased approximately $667,000 of capital equipment and leasehold improvements.

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

     History of Operating Losses; Uncertainty of Future Profits

         The Company has incurred losses since its inception and, as of September 30, 1996, had an accumulated deficit of approximately $24 million. The Company anticipates incurring additional losses over at least the next several years and such losses are expected to increase as the Company expands its research and development activities. To achieve profitability, the Company, alone or with others, must successfully commercialize its nutritional additive, develop its pharmaceutical products, conduct preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture, introduce, and market such products. In addition, to the extent the Company relies upon others for research, development, and commercialization activities, the Company's ability to achieve profitability will be dependent upon the success of such outside parties. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all. See "Management's Discussion and Analysis of Financial Condition and Result of
Operations -- Overview."

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

         The Company also owns or licenses a number of U.S. patents, and the Company and its licensors have filed a number of U.S. and foreign patent applications. Legal standards relating to the scope of claims and the validity of patents in the biotechnology field are uncertain and still evolving. There can be no assurance that patent applications to which the Company holds rights will result in the issuance of patents, that any patents issued or licensed to the Company will not be challenged and held to be invalid, or that any such patents will provide commercially significant protection to the Company's technology, products, and processes. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information not covered by patents to which the Company owns rights or obtain access to the Company's know-how or that others will not be issued patents which may prevent the sale of one or more of the Company's products, or require licensing and the payment of significant fees or royalties by the Company to third parties in order to enable the Company to conduct its business. Defense and prosecution of patent claims can be expensive and time consuming, regardless of whether the outcome is favorable to the Company, and can result in the diversion of substantial financial, management, and other resources from the Company's other activities. An adverse outcome could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties, or require the Company to cease any related research and development activities or product sales. In addition, the laws of certain countries may not protect the Company's intellectual property. No assurance can be given that any licenses required under any such third-party patents or proprietary rights would be made available on acceptable terms, if at all.

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


     Substantial Competition; Risk of Technological Obsolescence

         The Company is engaged in highly competitive industries. The Company competes with many public and private companies, including well-known nutritional products manufacturers, pharmaceutical companies, chemical companies, specialized biotechnology companies, and academic institutions. Many of the Company's competitors have significantly greater financial, scientific, and technical resources, and manufacturing and marketing capabilities than the Company. In addition, many of the Company's competitors have significantly greater experience conducting preclinical studies and clinical trials of new pharmaceutical products, and in obtaining regulatory approvals for pharmaceutical products. The Company is relying on Abbott to develop and commercialize its nutritional additive. As a result, the success of the Company's nutritional additive will depend, in significant part, on Abbott's ability to compete in the highly competitive infant formula market. Abbott's principal competitors in this market include Bristol-Myers Squibb Company, American Home Products Corp., Nestle S.A., and Gerber Products Co. Competitors of the Company and its collaborators may develop products that compete successfully with the Company's products and may develop and commercialize such products more rapidly than the Company and its collaborators. Competition may increase further as a result of potential advances from the study of complex carbohydrates and greater availability of capital for investment in this field. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any being developed by the Company, or that would render the Company's technology and products obsolete or noncompetitive.

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

     Control by Existing Management and Stockholders

         The Company's directors, executive officers, and certain principal stockholders affiliated with members of the Board of Directors and their affiliates beneficially own approximately 14% of the Common Stock. Accordingly, such stockholders, if acting together, may have the ability to exert significant influence over the election of the Company's Board of Directors and other matters submitted to the Company's stockholders for approval. The voting power of these holders may discourage or prevent tender offers for the Common Stock unless the terms are approved by such holders.

     Possible Volatility of Common Stock Price

         The market price of the Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements by the Company, its collaborative partners or the Company's present or potential competitors regarding technological innovations or new commercial products or services, regulatory developments, including the results of preclinical testing and clinical trials, arrangements with collaborative partners, the achievement of or failure to achieve certain milestones, developments or disputes concerning patent or proprietary rights, or public concern regarding the safety or efficacy of the products to be developed by the Company or its collaborators, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations. This volatility has significantly affected the market prices of securities of many biotechnology and pharmaceutical companies for reasons frequently unrelated to or disproportionate to the performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Common Stock.

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




                                      NEOSE TECHNOLOGIES, INC.



Date:    November 13, 1996            By: /s/  P. Sherrill Neff
                                          ----------------------------------
                                          P. Sherrill Neff
                                          President and Chief Financial Officer