Form 10-K
period 1996-12-31
NEOSE TECHNOLOGIES INC
filed 1997-03-28
CIK 877902

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the fiscal year ended December 31, 1996 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ________ to ________

Commission file number      0-27718

                            NEOSE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                    13-3549286
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

             102 Witmer Road                               19044
          Horsham, Pennsylvania                         (Zip Code)
(Address of principal executive offices)






       Registrant's telephone number, including area code: (215) 441-5890

           Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                Name of each exchange on which registered
        None                                          None




           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of March 14, 1997, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $15,941,337. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the National Market segment of The Nasdaq Stock Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and executive officers of the Company.

As of March 14, 1997, there were 9,488,123 shares of the registrant's Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. / /

                       DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this Annual Report on Form 10-K, portions of the registrant's definitive proxy statement (the "Proxy Statement") for the registrant's 1997 Annual Meeting of Stockholders to be held on June 19, 1997 are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

PART I   .................................................................  1
         ITEM 1.  BUSINESS................................................  1
         ITEM 2.  PROPERTIES.............................................. 21
         ITEM 3.  LEGAL PROCEEDINGS....................................... 21
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..... 21

PART II  ................................................................. 22
         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS................................... 22
         ITEM 6.  SELECTED FINANCIAL DATA................................. 23
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS................... 24
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............. 27
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURES.................. 27

PART III ................................................................. 27
         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...... 27
         ITEM 11. EXECUTIVE COMPENSATION.................................. 27

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT............................................ 27
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......... 27

PART IV  ................................................................. 28
         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                    ON FORM 8-K .......................................... 28

         Unless the context indicates otherwise, the terms "Neose" and "Company" refer to Neose Technologies, Inc. This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements regarding the Company's future plans, events or performance. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those described under "Business--Factors Affecting the Company's Business, Operating Results and Financial Condition."

         NEOSE is a trade name of the Company. This Annual Report on Form 10-K also includes trademarks and trade names of companies other than the Company.

                                     PART I

ITEM 1.           BUSINESS.

Factors Affecting the Company's Business, Operating Results and Financial Condition

         In addition to the other information in this Annual Report on Form 10-K, the following factors should be carefully considered. These factors may cause actual results, events or performance to differ materially from those expressed in any forward-looking statements made by the Company in this Annual Report on Form 10-K.

         Early Stage of Development; Uncertainty of Product Development; Technological Uncertainty; Novel Therapeutic Approach. The Company was founded in 1989 and is at an early stage of development. The Company has not yet completed the development of any of its products and, accordingly, has not begun to market or generate revenues from the commercialization of products. Substantially all of the Company's revenues received to date have resulted from payments received under its strategic alliance with Abbott Laboratories ("Abbott"). The Company expects that substantially all of its revenues for the foreseeable future will result from payments under its strategic alliance with Abbott, license fees, payments from future strategic alliances and collaborative arrangements, if any, and interest income. Such revenues will be subject to significant fluctuations in both timing and amount. There can be no assurance that the Company will receive royalty revenues from Abbott or that the Company will be successful in entering into other strategic alliances or collaborative arrangements that will result in significant revenues. The Company's products under development will require significant time-consuming and costly research, development, preclinical studies, clinical testing, regulatory approval, and significant additional investment prior to their commercialization, which may never occur. Moreover, the development and commercialization of complex carbohydrates for pharmaceutical applications have been pursued successfully by few companies. There can be no assurance that the Company's research and development programs will be successful, that its oligosaccharide products will exhibit the expected biological activities in humans, that its nutritional additive will be successfully commercialized, that its pharmaceutical products, if developed, will prove to be safe and efficacious in clinical trials, that the Company or its collaborators will obtain the necessary regulatory approvals for its products, or that the Company or its collaborators will be successful in obtaining market acceptance of any of its products. The Company or its collaborators may encounter problems and delays relating to research and development, regulatory approval, manufacturing, and marketing. The failure by the Company to address such problems and delays successfully would have a material adverse effect on the Company's business, financial condition, and results of operations. In addition, although several companies are focusing research and development efforts in the area of xenotransplantation-based products, such products represent a novel therapeutic approach that has not yet been subject to extensive clinical testing. No xenogeneic organ or living tissue has been approved by the United States Food and Drug Administration ("FDA") for use in humans. There can be no assurance that any xenotransplantation-based products, including the Company's NE-0501 oligosaccharide, will be approved by the FDA or other regulatory authorities, or that, even if so approved, will be accepted by the medical community or third-party payors.

         Dependence on Abbott; Dependence on Other Collaborative Partners. The Company's strategic alliance with Abbott provides, in part, for the receipt by the Company of certain license fees, milestone payments, and, if commercialization occurs, royalty payments. The Company has derived substantially all of its revenues to date from its strategic alliance with Abbott and anticipates that payments from Abbott will constitute all or a substantial portion of its revenues for the next several years. Abbott has the option at any time prior to the first commercial sale, if any, of infant formula containing the Company's nutritional additive, to elect to make the underlying license agreement with the Company non-exclusive, in which event the license fees payable to the Company after commercialization would be reduced by 50%, and Abbott's obligations to make contract and milestone payments would be terminated. Abbott also has the right to terminate the underlying license agreement upon 60 days' notice, in which event it would have no further funding obligations to the Company. In addition, under the terms of the Abbott agreement, if Abbott fails to make appropriate regulatory filings with the FDA for the addition of Neose oligosaccharides in infant formula prior to December 1, 1997, Neose, at its option, may elect to convert the license of Neose technology to a non-exclusive license to Abbott, in which event the license fees payable by Abbott after commercialization would be reduced by 50%, and

Abbott's obligations to make contract and milestone payments would be terminated. The success of the strategic alliance will depend on Abbott's own competitive, marketing and strategic considerations, including the relative advantages of alternative products being developed or marketed by competitors. The amount and timing of resources Abbott commits to these activities are entirely within Abbott's control. There can be no assurance that Abbott will pursue the development and commercialization of this product or that Abbott will perform its obligations as expected. No assurance can be given that the strategic alliance will result in the successful commercialization of the Company's nutritional additive or that any future milestone payments or fees will be received by the Company. The suspension or termination of the Company's strategic alliance with Abbott, the failure of the strategic alliance to be successful, or the delay in the development or commercialization of the nutritional additive by Abbott would have a material adverse effect on the Company's business, financial condition, and results of operations. See "--Strategic Alliance with Abbott."

         The Company's strategy for the development and commercialization of its pharmaceutical product candidates involves entering into collaborative agreements with pharmaceutical and other companies. The Company may in the future grant to its collaborative partners rights to license and commercialize any products developed under these collaborative agreements, and such rights would limit the Company's flexibility in considering alternatives for the commercialization of such products. Under such agreements, the Company may rely on its collaborative partners to conduct research and development efforts and clinical trials on, obtain regulatory approvals for, and manufacture, market, and commercialize certain of the Company's products. The amount and timing of resources devoted to these activities generally will be controlled by each such individual partner. To date, the Company has only entered into a limited number of these collaborative arrangements, and none with respect to pharmaceutical product candidates. There can be no assurance that the Company will be successful in establishing any additional collaborative arrangements, that existing or future collaborative arrangements will be successful in commercializing products, or that the Company will derive any revenues from such arrangements. In addition, the Company's strategy involves entering into multiple, concurrent strategic alliances to pursue pharmaceutical discovery in different disease areas. There can be no assurance that the Company will be able to manage simultaneous programs successfully. With respect to existing and potential future strategic alliances and collaborative arrangements, the Company will be dependent upon the expertise and dedication of sufficient resources by these outside parties to develop, manufacture, or market products. Should a strategic alliance or collaborative partner fail to develop or commercialize a product to which it has rights, the Company's business, financial condition, and results of operations could be materially and adversely affected. See "--Other Collaborative Relationships."

         History of Operating Losses; Uncertainty of Future Profits. The Company has not generated any revenues from operations, except for interest income and revenues from strategic alliances. The Company has incurred losses since its inception and, as of December 31, 1996, had a deficit accumulated during the development stage of approximately $25.5 million for the period since inception. The Company anticipates incurring additional losses over at least the next several years. Such losses may fluctuate significantly from quarter to quarter and are expected to increase as the Company expands its research and development activities. To achieve profitability, the Company, alone or with others, must successfully commercialize its nutritional additive, develop its pharmaceutical products, conduct preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture, introduce, and market such products. In addition, to the extent the Company relies upon others for research, development, and commercialization activities, the Company's ability to achieve profitability will be dependent upon the success of such outside parties. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all. See "Management's Discussion and Analysis of Financial Condition and Result of Operations."

         Additional Financing Requirements; Access to Capital. The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to continue its research and development programs. The Company expects that its existing capital resources will be adequate to fund its capital requirements through 1999. No assurance can be given that there will be no change that would consume available resources significantly before such time. The Company's future capital requirements and the adequacy of available funds will depend on many factors, including progress in its research and development activities, including its pharmaceutical discovery and development programs, the magnitude and scope of these activities, progress with preclinical studies and clinical trials, the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in existing collaborative research relationships and strategic alliances, the ability of the Company to establish additional collaborative arrangements for product development, the cost of manufacturing scale-up, and developing effective marketing activities and arrangements. Additional funds will be needed by the Company to expand its manufacturing capacity to manufacture commercial quantities of its potential products. To the extent that funds generated from the Company's operations, together with its existing capital resources, are insufficient to meet current or planned operating requirements, it is likely that the Company will seek to obtain additional funds through equity or debt financings, collaborative or other arrangements with corporate partners and others, and from other sources. The terms and prices of any such financings may be significantly more favorable than those obtained by present stockholders of the Company, which could have the effect of diluting or adversely affecting the holdings or the rights of existing stockholders of the Company. There can be no assurance that additional financing will be available when needed or on terms acceptable to the Company. If adequate additional funds are not available for these purposes or otherwise, the Company may be required to delay, scale back, or eliminate certain of its research and product development activities or certain other aspects of its business or attempt to obtain funds through collaborative arrangements that may require the Company to relinquish some or all of its rights to certain of its intellectual property, product candidates, or products. If adequate funds are not available, the Company's business, financial condition, and results of operations will be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources."

         Uncertainty Regarding Patents and Proprietary Rights. The Company's success will depend in part on its ability to obtain patent protection for its products, preserve its trade secrets, and operate without infringing the proprietary rights of other parties. Because of the substantial length of time and expense associated with bringing new products through development to the marketplace, the pharmaceutical and biotechnology industries place considerable importance on obtaining and maintaining patent and trade secret protection for new technologies, products, and processes. The Company has an exclusive license from the University of Pennsylvania ("Penn") to two U.S. patents as well as certain related foreign patents and patent applications, subject to Penn's reserved right of use, and right to permit use by non-profit organizations, solely for educational and research purposes. Such license terminates upon the expiration of the last to expire licensed patent in each country. The licensor may, at its option, terminate the license upon 60 days' notice if the Company is not using its continuing best efforts to develop or sell a product using the licensed technology.

         In addition, the Company owns three U.S. patents and has licensed two other U.S. patents, and the Company and its licensors have filed a number of U.S. and foreign patent applications. The Company may be dependent on licensors or collaborators to prosecute certain of the Company's patent applications and may be dependent on such parties to protect such patent rights if patents issue. Legal standards relating to the scope of claims and the validity of patents in the biotechnology field are uncertain and still evolving. There can be no assurance that patent applications to which the Company holds rights will result in the issuance of patents, that any patents issued or licensed to the Company will not be challenged and held to be invalid, or that any such patents will provide commercially significant protection to the Company's technology, products, and processes. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information not covered by patents to which the Company owns rights or obtain access to the Company's know-how or that others will not be issued patents which may prevent the sale of one or more of the Company's products, or require licensing and the payment of significant fees or royalties by the Company to third parties in order to enable the Company to conduct its business. Defense and prosecution of patent claims can be expensive and time consuming, regardless of whether the outcome is favorable to the Company, and can result in the diversion of substantial financial, management, and other resources from the Company's other activities. An adverse outcome could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties, or require the Company to cease any related research and development activities or product sales. In addition, the laws of certain countries may not protect the Company's intellectual property. No assurance can be given that any licenses required under any such third-party patents or proprietary rights would be made available on acceptable terms, if at all.

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

         The Company's management and scientific personnel have been recruited primarily from other scientific companies, pharmaceutical companies, and academic institutions. In some cases, these individuals may be continuing research in the same areas with which they were involved prior to joining the Company. As a result, the Company could be subject to allegations of violation of trade secrets and similar claims. The Company has not received any notice of any such claims and knows of no basis of any such claims. See "--Patents and Proprietary Rights."

         Substantial Competition; Risk of Technological Obsolescence. The Company is engaged in highly competitive industries. The Company competes with many public and private companies, including well-known nutritional products manufacturers, pharmaceutical companies, chemical companies, specialized biotechnology companies, and academic institutions. Many of the Company's competitors have significantly greater financial, scientific, and technical resources, and manufacturing and marketing capabilities than the Company. In addition, many of the Company's competitors have significantly greater experience conducting preclinical studies and clinical trials of new pharmaceutical products, and in obtaining regulatory approvals for pharmaceutical products. The Company is relying on Abbott to develop and commercialize its nutritional additive. As a result, the success of the Company's nutritional additive will depend, in significant part, on Abbott's ability to compete in the highly competitive infant formula market. Abbott's principal competitors in this market include Bristol-Myers Squibb Company, American Home Products Corp., Nestle S.A., and Gerber Products Co. Competitors of the Company and its collaborators may develop products that compete successfully with the Company's products and may develop and commercialize such products more rapidly than the Company and its collaborators. In addition, the Company's products may be subject to competition from related products developed by competitors or different products developed using techniques other than those developed by the Company or based on advances that may render the Company's products less competitive or obsolete, uneconomical or otherwise less competitive. Competition may increase further as a result of potential advances from the study of complex carbohydrates and greater availability of capital for investment in this field. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any being developed by the Company, or that would render the Company's technology and products obsolete or noncompetitive. See "--Competition."

         Government Regulation; No Assurance of Product Approval. The Company's product candidates are subject to stringent regulation by a number of government authorities in the United States and other countries, including the FDA. NE-1340, the Company's infant formula ingredient, may be subject to FDA review as a food additive. Substances that are generally recognized as safe ("GRAS") are excluded from the definition of food additives. Information supporting the safety of a food additive is submitted to the FDA in the form of a food additive petition. The food additive petition process is generally expensive and lengthy, frequently requiring several years after the petition is submitted to the FDA. No assurance can be given that, if submitted, the FDA will accept the petition or permit desired labeling claims and that, if accepted, such petition will not result in the establishment of regulations which necessitate costly and time-consuming compliance procedures. This process could be time-consuming and expensive and would have a material adverse effect on the Company's business, financial condition, and results of operations. The FDA has by regulation affirmed a number of substances as GRAS, although it is not required that a substance be affirmed as GRAS by regulation in order to be GRAS. A manufacturer may make an independent determination that there is general recognition of safety of a substance by qualified experts when used for a particular use. There can be no assurance that Abbott will make such a determination or that the FDA will agree with such a determination, if Abbott were to elect to make such a determination. Accordingly, there is a risk that the FDA will disagree with the determination. In such a circumstance the manufacturer must submit a GRAS affirmation petition for the FDA to review and affirm GRAS status by regulation in order to market and sell the additive or formula containing the additive. This process could be time-consuming and expensive and would have a material adverse effect on the Company's business, financial condition, and results of operations.

         If the Company's technology is incorporated in products claiming a therapeutic benefit, such products could be regulated as a drug rather than as a food. Regulation of these products as a drug would require extensive clinical testing and review by the FDA to support the claims made for the product. The uncertainty regarding the regulatory status of this type of product could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

         Prior to marketing, any pharmaceutical product candidates developed by the Company must undergo an extensive regulatory approval process required by the FDA and by comparable agencies in other countries. This process, which includes preclinical studies and clinical trials of each compound to establish its safety and effectiveness and requires compliance with FDA good laboratory, clinical, and manufacturing practices during testing and manufacturing, can take many years, requires the expenditure of substantial resources, and gives larger companies with greater financial resources a competitive advantage over the Company. Failure to comply with applicable requirements can result in fines, recall, or seizure of products, total or partial suspension of production, withdrawal of existing product approvals, refusal to approve new drug applications, and criminal prosecution. To date, no pharmaceutical product candidate being developed by the Company has been submitted for approval or has been approved by the FDA or any other regulatory authority for marketing, and there can be no assurance that any such product will ever be approved for marketing, or that the Company will be able to obtain the labeling claims desired for its products. The Company is and will continue to be dependent upon and require that the laboratories and medical institutions conducting its preclinical studies and clinical trials maintain both good laboratory and good clinical practices and that the manufacturers of its compounds maintain compliance with current GMP. Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit, or prevent FDA regulatory approval. Delays or rejections may be encountered based upon changes in FDA policy for drug approval during the period of development and FDA regulatory review. For example, clinical trials using xenotransplants raise unique safety issues, and the FDA has developed and is expected to continue to develop additional requirements for investigational new drug ("IND") applications for these types of trials. Similar delays also may be encountered in foreign countries. Any delay in obtaining, or failure to obtain, such approvals would adversely affect the Company's ability to generate product revenues or royalties. There can be no assurance that regulatory approval will be obtained for any product developed by the Company. Moreover, even if approval is granted, such approval may entail commercially unacceptable limitations on the labeling claims for which a product may be marketed. Even if such regulatory approval is obtained, a marketed drug or compound and its manufacturer are subject to continual review and inspection, and later discovery of previously unknown problems with the product or manufacturer may result in restrictions or sanctions on such product or manufacturer, including withdrawal of the product from the market, and other enforcement actions. Additional governmental regulations may be promulgated that would delay regulatory approval of the Company's potential products. The Company cannot predict the impact of adverse governmental action that might arise from future legislative and administrative action. See "--Government Regulation."

         No Commercial Manufacturing Capability or Experience. To be successful, the Company's products must be manufactured in commercial quantities under GMP prescribed by the FDA and at acceptable costs. The Company has not yet manufactured any products in commercial quantities and currently does not have the facilities to manufacture any products in commercial quantities under GMP. Existing facilities of the Company are not adequate for commercial scale manufacturing. Therefore, the Company will need to develop its own commercial scale GMP manufacturing facility and/or depend on its collaborators, licensees, or contract manufacturers for the commercial manufacture of its products. In the event the Company determines to establish a manufacturing facility, it will require substantial additional funds, the hiring and retention of significant additional personnel and compliance with extensive regulations applicable to such a facility. The Company has no experience in such commercial manufacturing, and there can be no assurance that the Company will be able to establish such a facility successfully and, if established, that it will be able to manufacture products in commercial quantities for sale at competitive prices. If the Company determines to rely on collaborators, licensees, or contract manufacturers for the commercial manufacture of its products, the Company will be dependent on such corporate partners or other entities for, and will have only limited control over, the commercial manufacturing of its products. There can be no assurance that the Company will be able to enter into any such manufacturing arrangements on acceptable terms, if at all. If the Company is not able to enter into commercial manufacturing agreements, it could encounter delays in introducing its products into certain markets, or find that the manufacture of its products in these markets is adversely affected. There can be no assurance that the parties to the Company's future commercial manufacturing agreements will perform their obligations as expected, or that any revenue will be derived from these commercial manufacturing agreements. See "--Manufacturing."

         Limited Clinical Trial Experience; No Marketing or Sales Capability or Experience. Before obtaining required regulatory approvals for the commercial sale of its pharmaceutical product candidates, the Company must demonstrate through human clinical trials that such products are safe and efficacious for use. To date, the Company has very limited experience in conducting clinical trials. The Company will either need to rely on third parties to design and conduct any required clinical trials or expend resources to hire additional personnel to administer such clinical trials. There can be no assurance that the Company will be able to find appropriate third parties to design and conduct clinical trials or that it will have the resources to hire personnel to administer clinical trials in-house.

         The Company has no experience in marketing, distributing, or selling nutritional additives or pharmaceutical products, and will have to develop a sales force and/or rely on its collaborators, licensees, or arrangements with others to provide for the marketing, distribution, and sales of its products. There can be no assurance that the Company will be able to establish marketing, distribution, and sales capabilities or make arrangements with third parties to perform such activities on acceptable terms, if at all. See "--Marketing, Distribution, and Sales."

         Risks Associated with the Infant Formula Industry. To the extent NE-1340 is added to infant formula, the Company is subject to the risks generally associated with the infant formula industry. These risks include: (i) product tampering or production defects may occur requiring a recall of infant formula containing NE-1340, or may reduce the demand for such infant formula;
(ii) an ingredient in such formula, including NE-1340, may be banned or its use limited or declared unhealthful; and (iii) sales of infant formula may decline or use of NE-1340 may be limited or discontinued due to real or perceived health concerns, adverse publicity, or other reasons beyond the control of the Company.

         Dependence on Key Personnel. The Company is highly dependent upon the efforts of its senior management and scientific team. The loss of the services of one or more members of the senior management and scientific team could significantly impede the achievement of the Company's business and product development objectives. Due to the specialized scientific nature of the Company's business, the Company is also highly dependent upon its ability to attract and retain qualified scientific, technical, and key management personnel. The number of qualified scientific personnel is limited, and there is intense competition for such persons and for other qualified personnel in the areas of the Company's activities. There can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its existing business and its expansion into areas and activities requiring additional expertise, such as production and marketing. The Company may need to hire additional personnel or outside consultants skilled in clinical testing and regulatory compliance as it develops its products. There can be no assurance that the Company will be able to hire or retain such personnel. The loss of, or failure to recruit, scientific, technical, and managerial personnel could have a material adverse effect on the Company. In addition, the Company relies on members of its scientific advisory board and consultants to assist the Company in formulating its research and development strategy. All of the members of the scientific advisory board and all of the Company's consultants are employed by other employers, and each such member or consultant may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to the Company. See "--Employees" and "--Executive Officers of the Registrant."

         Third-Party Reimbursement; Uncertainty of Healthcare Reform Measures. Successful commercialization of any pharmaceutical products the Company may develop will depend in part upon the availability of reimbursement for the costs of such products or funding from third-party healthcare payors such as government and private insurance plans. Third-party payors are continuing their efforts to contain or reduce the costs of healthcare through various means. For example, third-party payors are increasingly challenging the coverage of and prices charged for medical products and services. In addition, significant uncertainty exists as to the coverage and reimbursement status of newly approved pharmaceutical products. There can be no assurance that third-party reimbursement or funding will be available or will permit price levels sufficient to realize an appropriate return on the Company's investment in its pharmaceutical product development. The U.S. Congress is considering a number of legislative and regulatory reforms that may affect companies engaged in the healthcare industry in the United States. Although the Company cannot predict whether these proposals will be adopted or the effects such proposals may have on its business, the existence and pendency of such proposals could have a material adverse effect on the Company in general. In addition, the Company's ability to commercialize potential pharmaceutical products may be adversely affected to the extent that such proposals have a material adverse effect on other companies that are prospective collaborators with respect to any of the Company's pharmaceutical product candidates.

         Product Liability; Lack of Product Liability Insurance. The Company's business may be adversely affected by potential product liability risks which are inherent in the testing, manufacturing, and marketing of the Company's products it is developing or which it may develop. There can be no assurance that product liability claims will not be asserted against the Company, its collaborators, or licensees. In addition, the use of pharmaceutical products developed by the Company through collaborative or licensing arrangements in clinical trials and the subsequent sale of such products is likely to cause the Company to bear all or a portion of those potential product liability risks. The Company does not currently have product liability insurance. There can be no assurance that it will be able to obtain or maintain adequate product liability insurance on acceptable terms or that such insurance will provide adequate coverage against potential liabilities. Furthermore, there can be no assurance that any collaborators or licensees of the Company will agree to indemnify the Company, be sufficiently insured, or have a net worth sufficient to satisfy the product liability claims. As a result, a product liability claim or recall could have a material adverse effect on the Company's business, financial condition, and results of operations.

         Hazardous Materials; Compliance with Environmental Regulations. The Company's research and development activities involve the controlled use of hazardous materials, chemicals, and radioactive compounds. The risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any resulting damages, and any such liability could exceed the resources of the Company which would have a material adverse effect on the Company's business, financial condition, and results of operations. The Company may incur substantial additional costs to comply with environmental regulations if the Company develops pharmaceutical manufacturing capacity. See "--Government Regulation."

Business Overview

         Neose is focused on the enzymatic synthesis of complex carbohydrates (oligosaccharides), and the discovery and development of complex carbohydrates for nutritional and pharmaceutical uses. Complex carbohydrates serve as attachment sites for many pathogens that cause infectious diseases. Present on all cells, these compounds also play a critical role in the immune response. Due to their complexity, oligosaccharides are difficult and expensive to produce, and their commercial development has been significantly limited despite the role they play in human diseases. The Company believes that its proprietary Multi-Transferase Reaction ("MTR") technology enables, for the first time, the rapid and cost-efficient production of naturally-occurring oligosaccharides. The Company, with Abbott, a leading provider of infant formula in the United States, is applying its MTR technology to the development of breast milk oligosaccharides as additives to infant formula. Breast milk oligosaccharides are believed to play an important anti-infective role in infants. In its therapeutic development programs, the Company is using its technology to develop complex carbohydrates as pharmaceuticals to treat various bacterial infections, such as gastrointestinal and pediatric ear infections, and to prevent xenotransplant rejection.

Background

         All human cell surfaces have complex carbohydrates that serve as specific binding sites for other molecules and cells, including pathogens such as bacteria, viruses, and other infectious microorganisms. The first step in the development of many infectious diseases is the attachment of the bacterium, virus, or other pathogen to the human cell. This attachment often occurs when a specific receptor protein on the pathogen recognizes a specific carbohydrate on the human cell. The protein/carbohydrate interaction, which allows the pathogen to initiate the disease process, is highly dependent on the complementary shapes of the protein and the carbohydrate.

         Oligosaccharides are not, however, located only on cell surfaces. Soluble oligosaccharides (oligosaccharides not bound to cells) produced by the body are found in many body fluids, including breast milk, tears, urine, and respiratory and gastrointestinal secretions. These soluble complex carbohydrates are identical to the complex carbohydrates on cell surfaces, and are believed to serve as decoys that bind to pathogens, preventing the pathogens from binding to cells and causing disease. The pathogens are then expelled from the body in respiratory and gastrointestinal secretions. For example, breast milk contains a number of soluble oligosaccharides that are believed to prevent the attachment of certain bacteria and viruses to gastrointestinal, respiratory, and urinary tract cells in infants. Soluble oligosaccharides are, therefore, thought to be one of the body's natural anti-infective agents (which also include white blood cells and antibodies).

         Oligosaccharides are chains of monosaccharides, or individual sugar molecules, that can be joined in many different combinations. Because there are ten types of individual sugar molecules in humans, and because any two of these may be chemically linked in up to 22 different ways, oligosaccharides are very complex. For example, four different monosaccharides can be arranged to make 35,560 different complex carbohydrates. In contrast, four different amino acids, which are the building blocks of proteins, can be combined to make only 24 distinct peptides.

         The specific biological properties of an oligosaccharide are dictated by its component monosaccharides and the chemical linkage between those monosaccharides. Because monosaccharide chains can be linked in so many different combinations, with each combination potentially having a different biological activity, synthesis of complex carbohydrates is difficult. Traditional organic chemical synthesis of oligosaccharides is time-consuming, prohibitively expensive, and becomes more complex as the length of a chain increases. Moreover, because oligosaccharides are not directly encoded by genes, they cannot be produced by established recombinant methods. Difficulties in producing oligosaccharides efficiently and in sufficient quantities have significantly limited their development and commercialization.

Neose's MTR Technology

         Neose believes its proprietary MTR technology platform enables, for the first time, the rapid and cost-effective synthesis of commercial quantities of oligosaccharides. The Company's MTR technology utilizes enzymes to synthesize specific chemical linkages among individual sugar molecules. These enzymes, which are referred to as glycosyltransferases, are catalysts that join monosaccharides together in highly specific ways. Generally, each glycosyltransferase attaches a specific sugar molecule to another specific sugar molecule by means of a specific chemical linkage.

         Glycosyltransferases synthesize linkages at a very rapid rate. Because glycosyltransferases can work for months before having to be replenished, the Company believes that the correct preparation can generate the desired oligosaccharide in a commercially scalable manner. Nevertheless, the cost of manufacturing a product depends in significant part on the cost of obtaining the glycosyltransferases. Neose has accordingly invested heavily in recombinant methods of producing the glycosyltransferases necessary to manufacture cost-effectively many naturally-occurring oligosaccharides. This procedure has significantly reduced the costs, and increased the efficiencies, of manufacturing certain oligosaccharides.

Products in Development

         Neose has focused its initial research and development efforts on (i) a nutritional additive product, NE-1340, a breast milk oligosaccharide that is being developed in collaboration with Abbott for inclusion in its infant formula products, and (ii) potential carbohydrate-based therapeutic products for the treatment of chronic gastritis and peptic ulcers, pediatric ear infections, and the prevention of xenotransplant rejection. The following table sets forth the development status of each of the Company's product candidates:

Product   Application/Indication                     Development Status (1)
-------   ----------------------                     ----------------------
NE-1340   Infant formula additive                    Manufacturing scale-up(2)
NE-0080   Gastritis and peptic ulcers (monovalent)   Completed Phase IC trial;

                                                     Phase II trial planned in
                                                     early 1997

NE-1530   Pediatric ear infections                   Preclinical studies; IND
                                                     planned in late 1997

NE-0501   Prevention of xenotransplant rejection     Preclinical studies
NE-1327   Gastritis and peptic ulcers (polyvalent)   Preclinical studies

------------

(1) See "--Government Regulation" for a description of the various regulatory requirements.

(2) At least 90 days prior to marketing, the manufacturer of a reformulated infant formula must submit to the FDA the description of any major reformulation or change in processing and assurances that the reformulated infant formula will not be marketed without complying with nutrient and quality factor requirements and GMP control requirements. In the case of NE-1340, the manufacturer must either submit a GRAS petition or food additive petition prior to such FDA submission, or self-affirm GRAS, which may be the fastest route to commercialization, at the time of such submission. If the FDA does not object within 90 days of such submission, the manufacturer may commence commercial sales of infant formula containing the Company's additive in the United States. Approval of the reformulated infant formula also will be necessary in a number of foreign countries. See "--Government Regulation."

Nutritional Additives

         Breast milk contains more than two dozen complex carbohydrates that are believed to provide infants with protection against bacterial and viral infections. Commercial infant formula products, which are based on either cow's milk or soy extracts, do not contain breast milk oligosaccharides. Studies indicate that breast-fed infants have fewer bacterial and viral infections than formula-fed infants. The Company believes that this is due, in part, to the presence of oligosaccharides in breast milk. Neose is using its core technology to develop breast milk oligosaccharides for inclusion as additives to commercial infant formula. Neose has entered into an exclusive license agreement with Abbott, a leading provider of infant formula in the United States, to commercialize the Company's nutritional additives.

         Infant formula marketing strategies are designed to convince pediatricians and hospitals to recommend the brand of choice to new parents. Barring complications, switching brands of infant formula is uncommon, and price competition has not played a significant role in brand selection. The Company believes that infant formula manufacturers are increasingly seeking ways to differentiate their products, and to provide an impetus to switch brands of infant formula. The Company's breast milk oligosaccharide additive is intended to provide effective product differentiation without requiring significant pricing adjustments.

         Utilizing Neose's MTR technology, Abbott is currently developing the capability to manufacture the infant formula additive in commercial quantities. At least 90 days prior to marketing, the manufacturer of a reformulated infant formula must submit to the FDA the description of any major reformulation or change in processing, and assurances that the reformulated infant formula will not be marketed without complying with nutrient and quality factor requirements and GMP control requirements. In the case of NE-1340, the manufacturer must either submit a GRAS petition or food additive petition prior to such FDA submission, or self-affirm GRAS, which may be the fastest route to commercialization, at the time of such submission. If the FDA does not object within 90 days of such submission, the manufacturer may commence commercial sales of infant formula containing the Company's additive in the United States. Approval of the reformulated infant formula also will be necessary in a number of foreign countries. See "--Strategic Alliance with Abbott" and "--Government Regulation."

         Additionally, the Company and Abbott are exploring the development of additional breast milk oligosaccharides for use in infant formula, and the inclusion of breast milk oligosaccharides in nutritional supplement products for the elderly, or for nutritionally-compromised adults. In addition, the Company is exploring with other collaborators the development of other oligosaccharides for other nutritional and non-prescription healthcare products.

Pharmaceuticals

         Neose's initial pharmaceutical development programs are targeted at the discovery and development of novel oligosaccharide anti-infectives, specifically anti-bacterials. The Company believes that oligosaccharide anti-infectives will have substantial benefits as compared with conventional antibiotics. Oligosaccharides are naturally-occurring, are cost-effective to produce utilizing the Company's technology, have relatively low toxicity, and are less likely to cause adverse side-effects. Conventional antibiotics, currently the primary treatment for bacterial infections, act by killing bacteria and do not interfere with the initial step of infection. In addition, bacteria are increasingly becoming resistant to existing antibiotics, severely limiting their effectiveness. Antibiotics, which act by killing pathogens, select for, and consequently facilitate the proliferation of strains of the pathogen that are resistant to the antibiotics. Because the Company's anti-infective product candidates do not act by killing pathogens, but rather by preventing attachment of pathogens to cell surfaces, the Company believes that use of its anti-infectives is less likely to result in the development of resistant strains.

         Two of the Company's initial drug discovery and development efforts are targeted to develop treatments for gastritis and peptic ulcers caused by Helicobacter pylori: ("H. pylori") infections and pediatric ear infections.

         Gastritis and Peptic Ulcers. Neose is developing a naturally-occurring human gastrointestinal oligosaccharide to treat gastritis and peptic ulcers caused by H. pylori infections. H. pylori has been acknowledged to be the cause of gastritis and over 80% of all peptic ulcer cases. An estimated four million people suffer from active peptic ulcers each year in the United States, and approximately 500,000 new cases are diagnosed annually. The Company estimates that the direct medical costs of treating peptic ulcers in the United States exceed $2.0 billion per year.

         Until recently, treatment of gastritis and peptic ulcers focused on the use of antagonists of acid secretion, such as the H-2 antagonists, Tagamet(R) (cimetidine) and Zantac(R) (ranitidine), and the proton pump inhibitors, Prilosec(R) (omeprazole) and Prevacid(R) (lansoprazole). While assisting in the healing of gastritis and peptic ulcers, these drugs acting alone do not cure the underlying H. pylori infection. Consequently, high rates of recurrence and the need for chronic therapy are associated with these treatment regimes. One approach currently used to treat gastritis and recurrent peptic ulcers involves the administration of antibiotics, in combination with other drugs. Even the most effective antibiotic treatments, however, may be complicated by (i) the need to treat for prolonged periods with multiple drugs, (ii) side-effects and problems with patient compliance, (iii) relapses if treatment is interrupted, and (iv) the development of antibiotic-resistant strains of H. pylori.

         NE-0080, Neose's product candidate for the treatment of H. pylori infections, is a carbohydrate molecule that is identical to a human stomach cell carbohydrate utilized by H. pylori to attach to its target cells. In in vitro preclinical studies, NE-0080 prevented the attachment of H. pylori to human stomach cell lines, and dislodged previously bound H. pylori bacteria from such cells. Studies in two different animal models have shown that NE-0080 decreased
H. pylori levels. In November 1994, Neose completed preclinical studies of NE-0080. The Company filed an IND with the FDA in December 1994 and completed Phase IA and Phase IB clinical trials involving 24 healthy subjects in an ascending single dose study in April 1995 and 32 subjects with asymptomatic H. pylori infections in a 10-day repeat dose study in March 1996, respectively. The results of these studies indicated that NE-0080 was well-tolerated and did not cause any adverse side-effects. A Phase IC study, involving a 28-day repeat dose study in 11 subjects with asymptomatic H. pylori infections, was completed in November 1996. Although the study was designed primarily to test safety, the Company also used the non-invasive urea breath test ("UBT") test to measure H. pylori loads in the subjects over an eight-week period. NE-0080 caused a statistically significant decrement in UBT values. The Company plans to initiate Phase II studies on NE-0080 in mid-1997. Neose also is developing NE-1327, a polyvalent configuration of NE-0080 that is significantly more effective than the natural monovalent molecule in inhibiting in vitro binding of H. pylori bacteria to human stomach cells.

         Pediatric Ear Infections. Neose is developing NE-1530, a naturally-occurring human airway oligosaccharide, for the treatment of pediatric ear infections. Middle ear infections are one of the most frequent reasons for pediatrician visits. According to an industry report, there are an estimated 40 million office visits and prescriptions each year attributable to middle ear infections. Healthcare costs in the United States associated with middle ear infections exceed $2.0 billion annually. Current antibiotic therapies are losing their effectiveness due to the development of resistant strains of the bacteria that cause these infections.

         NE-1530 contains a sugar sequence identical to that of airway carbohydrates to which respiratory disease-causing bacteria attach, and subsequently initiate colonization. In in vitro tests, the compound blocked the attachment to human airway cells of Streptococcus pneumoniae, Hemophilus influenzae, and Moraxella catarrhalis, the bacteria most frequently associated with a variety of respiratory infections, including pediatric ear infections, acute infections associated with chronic bronchitis, and pneumonia. In addition, results of animal studies indicate that this compound inhibits and reverses the attachment of these bacteria. The Company is developing a formulation of NE-1530 for nasal administration, is conducting further preclinical studies, and intends to file an IND application in late 1997. Although the Company has chosen initially to develop NE-1530 for pediatric ear infections, the Company also may develop this compound in the future for other indications, such as acute infections associated with chronic bronchitis and pneumonia.

         Xenotransplant Rejection. An estimated 20,000 human organ transplants were performed in the United States in 1995 and many times that number of patients are believed to die each year due to the lack of available human organs. At the end of 1995, the waiting list for humans awaiting human organs was approximately 44,000, and that list has grown significantly each year. There have been efforts in the past to utilize animal organs, particularly pig organs due to their size, availability, and physiological similarities to humans, to address the shortage of human organs. These efforts, however, have not been successful. Although substantial resources have been committed to develop animal organs for human transplants, hyperacute rejection ("HAR"), in which the transplanted organ is rejected within minutes of transplantation, remains one of the most critical obstacles to xenotransplantation. HAR results from an antibody-mediated response against an oligosaccharide found on the cell surface of most mammals, but absent in humans.

         In vitro studies and limited in vivo surgeries indicate that it may be possible to prevent, to some extent, HAR by administering sufficient quantities of the Company's specific oligosaccharide prior to and following surgery to bind and neutralize the circulating antibodies. Animal studies have demonstrated that the administration of the appropriate oligosaccharide may prevent HAR to a sufficient degree, and for a sufficient period of time, to allow the recipient to accommodate the grafted organ. Once HAR is overcome, existing immunosuppressive pharmaceuticals are available to help the physician manage the ongoing accommodation of the new organ in most patients.

         Neose has synthesized significant quantities of the oligosaccharide that is the target of the antibody responsible for HAR, and has collaborated with a leading transplant surgeon in preclinical studies of this compound, designated NE-0501, as a preventive agent for HAR in xenotransplants utilizing pig organs. During 1996, the Company conducted preclinical studies in which unmodified pig hearts were grafted into two baboons receiving NE-0501 intravenously to neutralize the target antibodies. These studies demonstrated that NE-0501, while present in the bloodstream in adequate concentrations, allows the in vivo survival of the transplanted organ and neutralizes the antibodies that initiate HAR. The Company is collaborating with other companies that are pursuing xenotransplantation with several different approaches, including transgenic modification of pig organs, and chimeric tolerization of donor organs. The Company believes that the use of oligosaccharides may be an important part of the therapies that will ultimately be utilized in the possible commercialization of xenotransplantation in the future.

Other Potential Products

         Other clinically important infections mediated by complex carbohydrates include dental and periodontal infections, vaginitis, tuberculosis, sexually transmitted diseases, diarrhea, urinary tract infections, and corneal ulcers. The Company is currently pursuing research for two potential product opportunities: oral hygiene complex carbohydrates to inhibit the activity of plaque and gingivitis-causing bacteria; and (ii) complex carbohydrates that may interrupt the activity of Chlamydia pneumoniae, a possible cause of atherosclerosis. Using its proprietary technology, Neose believes it can manufacture complex carbohydrates for eventual development as novel anti-infective drugs to combat one or more of these infectious diseases.

         In addition to potential anti-infective products, the Company, in collaboration with Bracco Research USA Inc., is also exploring the use of complex carbohydrates for development as in vivo diagnostic imaging agents. See "--Other Collaborative Relationships--Bracco." The Company also intends to explore the use of its core technology to create structural molecules for food industry applications, and to target compounds that would have anti-bacterial and anti-inflammatory applications in the cosmetics industry.

Strategic Alliance with Abbott

         The Company and Abbott have entered into collaborative agreements to develop breast milk oligosaccharides as additives to infant formula and other nutritional products. Abbott has manufacturing rights and manufacturing development responsibilities for the nutritional additives. Under this strategic alliance, Neose has received approximately $11.2 million in contract payments, license fees, milestone payments, and equity investments from Abbott. In addition, Neose is to receive $5 million within 60 days of the first commercial sale, if any, of infant formula containing the Company's nutritional additive. Abbott will manufacture the nutritional additive for its own use and has agreed to pay Neose ongoing fees based on the dry weight of the infant formula sold containing the nutritional additive. The Company is required to credit $3.75 million of the license fees against the ongoing fees in equal amounts over four years. In addition, Abbott has agreed to renegotiate the fees due Neose on the sale of products containing the nutritional additive in any case where Neose has made a contribution that both parties agree will result in a substantial commercial advantage. Abbott is considering the utilization of other proprietary technology exclusively licensed to Neose that may further significantly reduce the cost of manufacture of the oligosaccharide additives to infant nutritional formula. If Abbott determines to adopt this technology in its manufacturing processes, Abbott has acknowledged to Neose that it would be obligated under that provision of its agreement to renegotiate the financial terms. There can be no assurance that Abbott will determine to utilize the Neose technology in its manufacturing processes. Under the terms of the Abbott agreements, if Abbott fails to make appropriate regulatory filings with the FDA for the addition of Neose oligosaccharides in infant formula prior to December 1, 1997, Neose, at its option, may elect to convert the license of Neose technology to a non-exclusive license to Abbott, in which event the license fees payable by Abbott after commercialization would be reduced by 50%, and Abbott's obligations to make contract and milestone payments, including the $5 million milestone payment, would be terminated. Abbott may, at any time prior to the first commercial sale, if any, of infant formula containing the Company's nutritional additive, elect to make its license agreement non-exclusive, in which event the license fees payable by Abbott after commercialization would be reduced by 50%, and Abbott's obligations to make contract and milestone payments, including the $5 million milestone payment, would be terminated. Abbott also has the right to cancel the underlying license agreement upon 60 days' written notice and return the technology, in which event it would have no further funding obligations to the Company. The Company anticipates that its manufacturing arrangement with Abbott will assist the Company in developing its own manufacturing capability.

Other Collaborative Relationships

         Neose seeks to complement its internal resources through the formation of relationships with universities and other companies. The Company has formed several such collaborative relationships to date, and intends to enter into additional relationships in the future. The Company's other collaborative relationships are described below.

Bracco

         Neose has entered into a collaborative research agreement with Bracco Research USA Inc. ("Bracco"), a unit of Bracco Industria SpA and formerly the diagnostics division of Bristol-Myers Squibb Company. Under the terms of the agreement, Neose will supply Bracco with complex carbohydrates, which Bracco will attach to diagnostically useful agents. If the resulting new molecules can highlight specific targets, they may be promising candidates for development as human in vivo imaging agents. Under the terms of the three-year agreement, Bracco has paid Neose $500,000 to date and is obligated to pay Neose $250,000 over the next 12 months to fund research and development. This agreement is terminable at any time upon 60 days' notice, in which event Bracco would have no further funding obligations to the Company.

The Rockefeller University

         In October 1995, Neose licensed from The Rockefeller University proprietary technology for a group of gene sequences that allow the recombinant production of highly active and efficient enzymes involved in the synthesis of carbohydrates. Neose expects that these enzymes will substantially reduce the cost of manufacture of certain carbohydrates.

         In addition, The Rockefeller University scientists have collaborated with Neose in the area of carbohydrates involved in upper respiratory infections. Neose has licensed one issued patent and one patent application from The Rockefeller University directed toward the therapeutic uses of certain oligosaccharides in these areas.

University of Pennsylvania

         Neose has entered into an exclusive license agreement with the University of Pennsylvania for the use, development, and commercialization of patent and technology rights relating to the Company's proprietary MTR technology substantially developed by Dr. Stephen A. Roth, the Company's Chairman and Chief Executive Officer, while Professor of Biology at Penn. Penn beneficially owns approximately 1.6% of the Company's Common Stock.

Research and Development

         The Company conducts the majority of its research and development activities through its own staff and facilities. The Company has assembled a scientific staff with multidisciplinary skills in advanced research technologies, including biochemistry, organic chemistry, analytic chemistry, molecular biology, cell biology, microbiology, and enzymology. The Company currently has 41 employees engaged in research and development. The Company's research facilities include laboratories for each of the scientific staff's disciplines, in vitro testing facilities, and formulation facilities.

         In addition to its in-house research programs, the Company collaborates with academic and research institutions to support research in areas of interest to the Company. Usually, such research assistance is performed in conjunction with additional in-house research. The faculty member supervising the outside research effort may also participate as a consultant to the Company.

Patents and Proprietary Rights

         The Company relies on patent rights, trade secrets, trademarks, and nondisclosure agreements to establish and protect its proprietary rights in its technologies and products. Despite these precautions, it may be possible for unauthorized third parties to utilize the Company's technology or to obtain and use information that the Company regards as proprietary. The Company may be dependent on licensors or collaborators to prosecute certain of the Company's patent applications and may be dependent on such parties to protect such patent rights if patents issue. The laws of some foreign countries do not protect the Company's proprietary rights in its technologies and products to the same extent as do the laws of the United States.

         To date, the Company, through its license with Penn, has obtained exclusive, worldwide rights to two issued U.S. patents. Both patents expire in 2010. The first patent, for which certain corresponding foreign patents have issued and other foreign patent applications are pending, is directed to an apparatus for synthesizing carbohydrates or carbohydrate-containing compounds utilizing three or more different glycosyltransferases. The second U.S. patent is directed to an apparatus containing a specific pair of enzymes to synthesize a breast milk oligosaccharide and to other apparatuses containing multiple glycosyltransferases. In addition, the Company, through its license with Penn, has received rights to a patent application directed to a process for obtaining glycosyltransferases from natural sources. The Penn license terminates upon the expiration of the last to expire licensed patent in each country. Penn may, at its option, terminate the license upon 60 days' notice if the Company is not using its continuing best efforts to develop or sell a product using the licensed technology. The Company also has licensed from The Rockefeller University two issued patents and one patent application. These are directed toward certain gene sequences and therapeutic uses of certain oligosaccharides. In addition to the licensed patents, three U.S. patents have been issued to the Company within the past year. These patents are directed toward manufacturing processes for, and therapeutic uses of, oligosaccharides. The Company, both independently and through its licenses, has rights to a number of U.S., and corresponding foreign, patent applications. See "--Certain Factors Affecting the Company's Business, Operating Results and Financial Condition--Uncertainty Regarding Patents and Proprietary Rights."

Government Regulation

         The Company's product candidates and manufacturing facilities are subject to stringent regulation by a number of government authorities in the United States and other countries, including the FDA, pursuant to the FDC Act and regulations thereunder. The Company's infant formula additive may be subject to FDA review as a food additive, and the infant formula containing this additive will be subject to the provisions of the United States Infant Formula Act. The Company is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other similar federal, state and local laws, rules, and regulations governing laboratory activities, waste disposal, handling of toxic, dangerous or radioactive materials, and other matters. The Company is unable to predict whether any governmental agency will adopt requirements, including regulations, which would have a material and adverse effect on any future product applications involving biotechnology. The Company currently voluntarily complies with the National Institutes of Health Guidelines for Research Involving Recombinant DNA Technologies. Although the Company believes that it is in compliance with all applicable laws, rules, and regulations, these laws, rules, and regulations change frequently, and there can be no assurance that federal or state governments will not impose upon all or a portion of the Company's activities additional restrictions which might adversely affect the Company's business, prospects, financial condition, or results of operations. See "--Certain Factors Affecting the Company's Business, Operating Results and Financial Condition--Government Regulation; No Assurance of Product Approval."

Regulation of Infant Formula Additives

         Food and food ingredients are subject to the provisions of the FDC Act regarding adulteration and misbranding of food. Food additives are broadly defined as any substances that may become a component, or otherwise affect the characteristics, of food, and the safety of which is established by regulation rather than general recognition among experts. All new food additives require premarket clearances. The Company's breast milk oligosaccharide, which is intended to be marketed as an additive for infant formula, may be subject to the extensive and lengthy FDA review process for food additives.

         Information supporting the safety of a food additive is submitted to the FDA in the form of a food additive petition. Such a petition is required to contain reports of safety investigations of the food additive and details regarding its physical, chemical, and biological properties. All product safety studies submitted to the FDA usually must be conducted in accordance with FDA Good Laboratory Practices ("GLP") requirements. Submission of a food additive petition does not assure that the FDA will issue a food additive regulation. The information must establish to a reasonable certainty that the food additive is safe for its intended use at the level specified in the petition. The food additive petition process generally is expensive and lengthy, frequently requiring several years after the petition is submitted to the FDA. No assurance can be given that the FDA will accept the petition or that, if accepted, such petition will not result in the establishment of regulations concerning the use of the product.

         Substances that are GRAS are excluded from the definition of food additives. A manufacturer may make an independent determination that qualified experts would generally agree that a substance is GRAS for a particular use. Alternatively, a GRAS affirmation petition may be submitted for the FDA to review and affirm GRAS status by regulation. There can be no assurance that Abbott will make an independent determination or that the FDA will agree with such independent determination, if Abbott were to elect to make such a determination. Accordingly, there is a risk that the FDA will disagree with the independent determination. In such a circumstance, the manufacturer must submit a GRAS affirmation petition for the FDA to review and affirm GRAS status by regulation in order to market and sell the additive or formula containing the additive. This process could be time-consuming and expensive and would have a material adverse effect on the Company's business, financial condition, and results of operations. Furthermore, a company's decision to rely on an independent determination may limit the marketability of that company's products as to food manufacturers, many of whom require confirmation of GRAS status from the FDA before they will purchase substances for use in foods from third parties.

         The infant formula into which the Company's breast milk oligosaccharide is introduced will be subject to review and approval under the Infant Formula Act, which has detailed requirements for the manufacture, composition, and labeling of infant formulas. Under the Infant Formula Act, infant formula manufacturers are required to notify the FDA of any intent to revise, add, or substitute any protein, fat, or carbohydrate in infant formula 90 days prior to the intended date of commercial distribution. The submission must contain the quantitative formulation of the new infant formula, a description of any reformulation or change in processing, and assurances that the new infant formula will not be marketed without complying with the nutrient and quality factor requirements and GMP control requirements. Upon notification, the FDA has a 90-day period in which to request additional information, or deny marketing rights for the new formula. If no response is forthcoming from the FDA within 90 days of notification, the manufacturer may proceed with commercial sales of the newly formulated product. Pursuant to the Company's agreements with Abbott, Abbott is responsible for all regulatory activities relating to the infant formula additive. There can be no assurance that Abbott will be able to satisfy all applicable regulatory requirements.

         In addition, Abbott may market infant formula containing the additive in foreign countries. Infant formula regulatory requirements vary widely from country to country, and may be more or less stringent than FDA requirements. The time required to obtain clearances, if required, in foreign countries may be longer or shorter than that required in the United States.

         If the Company's technology is incorporated in products claiming a therapeutic benefit, such products could be regulated as a drug rather than as a food. Regulation of these products as a drug would require extensive clinical testing and review by the FDA to support the claims made for the product. The uncertainty regarding the regulatory status of this type of product could have a material adverse effect on the Company's business, financial condition, and results of operations.

Regulation of Pharmaceutical Products

         The Company's research and development activities regarding, and the future manufacturing and marketing of, its pharmaceutical products will be subject to significant regulation by numerous government authorities in the United States and other countries. Pharmaceutical products intended for therapeutic use in humans are governed principally by the FDC Act and by FDA regulations in the United States and by comparable laws and regulations in foreign countries. The FDC Act and other federal statutes and regulations govern the testing, manufacture, safety, labeling, storage, record keeping, approval, advertising, and promotion of such products. Failure to comply with applicable requirements can result in fines, recall, or seizure of products, total or partial suspension of production, withdrawal of existing product approvals, refusal to approve new drug applications, and criminal prosecution. The process of completing clinical testing and obtaining FDA approval for a new drug or biological product requires a number of years and the expenditure of substantial resources and there can be no assurance that approval will be granted.

         Following drug discovery, the steps required before a new pharmaceutical product may be marketed in the United States include: (1) preclinical laboratory and animal tests; (2) the submission to the FDA of an IND application; (3) clinical and other studies to assess safety and parameters of use; (4) adequate and well-controlled clinical trials, typically conducted in three phases, to establish the safety and effectiveness of the drug; (5) the submission of a New Drug Application ("NDA") to the FDA; and (6) FDA approval of the NDA prior to any commercial sale or shipment of the drug.

         Phase I clinical trials are designed to determine the metabolic and pharmacologic effects of the drug in humans, the side-effects associated with increasing doses, and possibly, to obtain early indications of efficacy. These studies generally involve a small number of healthy volunteer subjects, but may be conducted on people with the disease the drug is intended to treat. Phase II studies are conducted to evaluate the effectiveness of the drug for a particular indication and thus involve patients with the disease under study. These studies also provide evidence of the short term side-effects and risks associated with the drug. Phase III studies are generally designed to provide the substantial evidence of safety and effectiveness of a drug required to obtain FDA approval. They often involve a substantial number of patients in multiple study centers and may include chronic administration of the drug in order to assess the overall benefit-risk relationship of the drug. A clinical trial may combine the elements of more than one phase and typically two or more Phase III studies are required. Typical estimates of the total time required for completing such clinical testing vary between four and ten years.

         The Company has not submitted an NDA to the FDA or received approval from any other regulatory authority to market any of its product candidates, and there can be no assurance that any such product will ever be approved for marketing, or that the Company will be able to obtain the labeling claims desired for its products. Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety, or to gain approval for the use of a product as a treatment in clinical indications other than those for which the product was initially tested.

The FDA may also require post-marketing testing and surveillance programs to monitor the drug's effects. Side-effects resulting from the use of pharmaceutical products may prevent or limit the further marketing of products. Once the sale of a product is approved, the FDA regulates production, manufacturing, marketing, and other activities to ensure compliance with the FDC Act and the FDA's implementing regulations. Product approvals may be withdrawn, or other actions may be ordered, or sanctions imposed if compliance with regulatory requirements is not maintained.

         For marketing outside the United States, the Company will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs and devices. The requirements relating to the conduct of clinical trials, product licensing, pricing, and reimbursement vary widely from country to country. See "--Certain Factors Affecting the Company's Business, Operating Results and Financial Condition--Government Regulation; No Assurance of Product Approval."

Competition

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

         The Company is relying on Abbott to develop and commercialize its infant formula additive. As a result, the success of the Company's infant formula additive will depend, in significant part, on Abbott's ability to compete in the highly competitive infant formula market. Abbott's principal competitors in this market include Bristol-Myers Squibb Company, American Home Products Corp., Nestle S.A., and Gerber Products Co. Competitors of the Company and its collaborators may develop products that compete successfully with the Company's products and may develop and commercialize such products more rapidly than the Company and its collaborators. Competition may increase further as a result of potential advances from the study of complex carbohydrates and greater availability of capital for investment in this field. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any being developed by the Company, or that would render the Company's technology and products obsolete or noncompetitive. Although Neose is not aware of any companies that are developing breast milk oligosaccharides as additives to infant formula, other companies are investigating potential infant formula additives. Such compounds may compete as additives to infant formula, but are not directly substitutable for, or competitive with, carbohydrate additives.

         The anti-H. pylori market is currently dominated by large pharmaceutical companies with products that generally kill bacteria on a non-specific basis. In response to recent evidence that infection with the bacterium H. pylori is the major cause of peptic ulcers, certain of these pharmaceutical companies and others have initiated or expanded research programs aimed at the eradication of H. pylori. However, many of these research programs are focusing on conventional antibiotic agents, each of which has reported incidences of side-effects and resistance. To date, no single product has alone received FDA approval of a labeling indication for H. pylori, although the FDA has approved several combinations of multiple products with a specific labeling indication for eradication of H. pylori. The market for treatment of respiratory infections and otitis media is currently dominated by large pharmaceutical companies with antibiotics that kill bacteria non-specifically. The use of antibiotics often results in the development of side-effects and resistance. Due to the significant commercial opportunities for respiratory infection and otitis media therapeutics, many pharmaceutical and biotechnology companies are believed to be developing alternative therapeutics and vaccines for the treatment and prevention of respiratory infections and otitis media. Due to the limited supply of human organs, there is a developing need for alternatives. The Company is aware of several other pharmaceutical companies that are doing work in the area of xenotransplants.

         Several companies are developing oligosaccharide therapeutics, and one company produces by enzymatic means a limited number of oligosaccharides and oligosaccharide precursors. The Company believes that none of these companies has the ability currently to manufacture a wide variety of human oligosaccharide products in quantities sufficient for commercialization. Other companies, however, that are developing non-human oligosaccharides may have the capability to produce, via fermentation, quantities sufficient for clinical studies and commercialization. In addition, some companies are investigating novel methods of organic synthesis, sometimes in combination with enzymatic steps, in order to produce commercial quantities of complex carbohydrates. There can be no assurance that these and other efforts by potential competitors will not be successful, or that other methods of carbohydrate synthesis will not be developed to compete with the Company.

Manufacturing

         To be successful, the Company's products must be manufactured in commercial quantities under GMP prescribed by the FDA, and at acceptable costs. The Company has not yet manufactured any products in commercial quantities and currently does not have the facilities to manufacture any products in commercial quantities under GMP. Although the Company is formulating amounts sufficient to conduct initial clinical trials of one pharmaceutical product candidate under GMP conditions, existing facilities of the Company are not adequate for commercial scale manufacturing. The Company plans to construct GMP manufacturing facilities in its current facility during 1997 adequate to provide capacity for the GMP production of NE-0080, NE-1530, and NE-0501 in amounts necessary for the conduct of anticipated clinical trials of those compounds. In addition, the expanded facility is expected to give Neose the capacity to manufacture limited amounts of GMP carbohydrate materials for third parties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a description of the anticipated financial aspects of this manufacturing expansion. The Company will need to develop its own GMP manufacturing facility and/or depend on its collaborators, licensees, or contract manufacturers for the commercial manufacture of its products. In the event the Company determines to establish a manufacturing facility, it will require substantial additional funds, the hiring and retention of significant additional personnel, and compliance with extensive regulations applicable to such a facility. The Company has no experience in such commercial manufacturing, and there can be no assurance that the Company will be able to establish such a facility successfully and, if established, that it will be able to manufacture products in commercial quantities for sale at competitive prices. If the Company determines to rely on collaborators, licensees, or contract manufacturers for the commercial manufacture of its products, the Company will be dependent on such corporate partners or other entities for, and will have only limited control over the commercial manufacturing of, its products. There can be no assurance that the Company will be able to enter into any such manufacturing arrangements on acceptable terms, if at all. If the Company is not able to enter into commercial manufacturing agreements, it could encounter delays in introducing its products into certain markets, or find that the manufacture of its products in these markets is adversely affected. There can be no assurance that the parties to the Company's future commercial manufacturing agreements will perform their obligations as expected, or that any revenue will be derived from these commercial manufacturing agreements. See "--Certain Factors Affecting the Company's Business, Operating Results and Financial Condition--No Commercial Manufacturing Capability or Experience."

Marketing, Distribution, and Sales

         The Company has no experience in marketing, distributing, or selling nutritional additives or pharmaceutical products, and will have to develop a sales force and/or rely on its collaborators or licensees, or on arrangements with others to provide for the marketing, distribution, and sales of its products. There can be no assurance that the Company will be able to establish marketing, distribution, and sales capabilities or make arrangements with third parties to perform such activities on acceptable terms, if at all. See "--Certain Factors Affecting the Company's Business, Operating Results and Financial Condition--Limited Clinical Trial Experience; No Marketing or Sales Capability or Experience."

Employees

         As of March 14, 1997, Neose had 51 employees (13 of whom held Ph.D., Pharm.D., or M.D. degrees), consisting of 41 employees engaged in research and development activities and 10 employees devoted to business development, finance, and administrative activities. The Company's staff includes carbohydrate biochemists as well as scientists with expertise in organic chemistry, analytic chemistry, molecular biology, microbiology, cell biology, scale-up manufacture, and regulatory affairs. A significant number of the Company's management and professional employees have prior experience with pharmaceutical or biotechnology companies, and many have specialized training in carbohydrate technology. None of the Company's employees is covered by collective bargaining agreements, and Neose believes that it maintains good relations with its employees.

Executive Officers of the Company

         The following table sets forth certain information with respect to the executive officers and key employees of the Company:

       Name                 Age                  Position
--------------------------  --- ------------------------------------------------
Stephen A. Roth, Ph.D.....  54  Chairman, Chief Executive Officer, and Director

P. Sherrill Neff..........  45  President, Chief Financial Officer, and Director

Edward J. McGuire, Ph.D...  59  Vice President, Research and Development

David A. Zopf, M.D........  54  Vice President, Drug Development

Robert L. Fleming.........  62  Director of Manufacturing and Operations

Marjorie Hurley, Pharm.D..  37  Director of Regulatory Affairs

Paul M. Simon, Ph.D.......  46  Director of Drug Development

         Dr. Roth has served as a director of the Company since December 1989 and as its Chairman and Chief Executive Officer since August 1994. Dr. Roth co-founded the Company, and from April 1992 until August 1994, he served as Senior Vice President, Research and Development and Chief Scientific Officer of the Company. Prior to joining the Company, he was a consultant to the Company. Dr. Roth was on the faculty of the University of Pennsylvania from 1980 to 1994 and was Chairman of Biology from 1982 to 1987. Dr. Roth serves on the Editorial Board of Current Research in Developmental Biology, The Quarterly Review of Biology, and The Journal of Molecular Recognition. Dr. Roth received his A.B. in biology from The Johns Hopkins University, his Ph.D. in developmental biology from the Case Western Reserve University and completed his post-doctorate training in carbohydrate chemistry at The Johns Hopkins University.

         Mr. Neff has served as President, Chief Financial Officer, and a director of Neose since December 1994. From February 1993 to December 1994, Mr. Neff was Senior Vice President, Corporate Development at U.S. Healthcare, Inc., a managed healthcare company, where Mr. Neff had responsibility for managing the growth of several subsidiary companies, and sustaining growth through strategic acquisitions, investments, and partnerships. From March 1984 to February 1993, Mr. Neff worked at Alex. Brown & Sons Incorporated, an investment banking firm, where he was Managing Director and Co-Head of the Financial Services Group. Mr. Neff received his B.A. in religion from Wesleyan University and his J.D. from the University of Michigan Law School. Mr. Neff is a director of JeffBanks, Inc., a publicly traded bank holding company. Mr. Neff has been a member of the Pennsylvania Bar since 1980.

         Dr. McGuire has served as Vice President, Research and Development of the Company since April 1990. He is responsible for leading the oligosaccharide synthesis team. Dr. McGuire was on the faculty of the University of Pennsylvania from 1985 to April 1990. From 1984 to 1985, Dr. McGuire served as a Senior Researcher at Genetic Engineering, Inc., a biotechnology company, and from 1972 to 1984 he was a Research Biochemist at the National Jewish Hospital. Dr. McGuire received his B.A. in biology from Blackburn College, his Ph.D. in biochemistry/chemistry from the University of Illinois Medical School, and held a National Institutes of Health ("NIH") post-doctoral fellowship at the University of Michigan and The Johns Hopkins University.

         Dr. Zopf has served as Vice President, Drug Development of the Company since April 1992. From August 1991 to March 1992, Dr. Zopf was a consultant to the Company on the biomedical applications of complex carbohydrates. From April 1988 to July 1991, Dr. Zopf served as Vice President and Chief Operating Officer of BioCarb, Inc., a biotechnology company and the U.S. subsidiary of BioCarb AB, where he managed the research and development programs of novel carbohydrate-based diagnostics and therapeutics. Dr. Zopf worked at NIH from 1971 to 1988, most recently as Chief, Section on Biochemical Pathology at the National Cancer Institute. Dr. Zopf currently serves on the editorial board of Archives of Biochemistry and Biophysics. Dr. Zopf received his A.B. in zoology from Washington University and his M.D. from Washington University School of Medicine.

         Mr. Fleming has served as Director of Manufacturing and Operations of the Company since February 1993. Mr. Fleming served as Director, Production and Facilities at Vestar Inc., a drug distribution and manufacturing company, from 1986 to February 1993 and from 1979 to 1986, he served as Vice President, Operations for Adria Laboratories Inc., a pharmaceutical company. Prior to joining Adria Laboratories Inc., Mr. Fleming held a number of positions, including Plant Manager, at the Mead-Johnson division of Bristol-Myers Squibb Company from 1957 to 1979. Mr. Fleming received his B.S. in chemical engineering from Purdue University and his M.B.A. from the University of Evansville.

         Dr. Hurley has served as Director of Regulatory Affairs of the Company since November 1993. From 1987 to November 1993, Dr. Hurley served in various positions, including as Assistant Director, Regulatory Affairs at Cytogen Corp., a biotechnology company. From 1984 to 1987, she held several positions, including project coordinator at the Wyeth-Ayerst Laboratories division of American Home Products Corp. Dr. Hurley received her B.S. in pharmacy and her Pharm.D. from the University of Michigan.

         Dr. Simon has served as Director of Drug Development of the Company since November 1992 and has been responsible for in vitro and in vivo preclinical testing of Neose compounds. From March 1983 to September 1992, he was a research immunologist in the cellular immunology of cancer, AIDS, transplantation, and autoimmune diseases at E.I. DuPont ("DuPont") and DuPont Merck Pharmaceuticals. Prior to joining DuPont, Dr. Simon trained as a post-doctoral fellow at the University of California at Los Angeles and at the Dana Farber Cancer Institute, Harvard Medical School. Dr. Simon received his B.S. in mathematics from City College of New York and received his Ph.D.
in biology from Syracuse University.

ITEM 2.           PROPERTIES.

         Through March 19, 1997, the Company leased approximately 45,000 square feet of laboratory and office space in Horsham, Pennsylvania. On March 20, 1997, the Company purchased its previously leased facility for approximately $3.8 million. In addition, the Company has made and expects to make capital expenditures from late 1996 through 1997 totaling approximately $7.5 million to expand GMP manufacturing capabilities for its compounds under development. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion of the financial aspects of the facility purchase and manufacturing expansion. The Company believes that its facility is adequate to meet the Company's purposes for at least the next two years.

ITEM 3.           LEGAL PROCEEDINGS.

         The Company is not a party to any legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 1996.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

         The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "NTEC." Shares of the Company's Common Stock were first traded publicly on February 15, 1996 in connection with the Company's initial public offering at a price to the public of $12.50 per share. The following table sets forth, for the periods indicated, the high and low closing sales price per share of the Common Stock, as reported on the Nasdaq National Market, since the Company's initial public offering in February 1996.

                                                           High         Low
                                                           ----         ---
1996

    First Quarter (from February 15, 1996)..........      22 3/4       12 1/2
    Second Quarter..................................      24           18 3/8
    Third Quarter...................................      20 7/8       11 5/8
    Fourth Quarter..................................      19 5/8       14 1/2

1997

    First Quarter (through March 14, 1997)..........      19 1/4       16 1/2


         There were approximately 420 holders of record of the Company's Common Stock as of March 14, 1997. The Company currently anticipates that it will retain all available funds for use in the operation of its business and for potential acquisitions, and therefore does not anticipate paying any cash dividends on its Common Stock for the foreseeable future. The Company paid a certain holder of its Preferred Stock (all of which was converted into Common Stock contemporaneously with the initial public offering) cash dividends accrued thereon in the amount of $18,000 for the year ended December 31, 1995. The Company has not otherwise declared or paid cash dividends on its capital stock since 1992.

ITEM 6.           SELECTED FINANCIAL DATA.

         The selected financial data set forth below as of and for the years ended December 31, 1992, 1993, 1994, 1995, and 1996, and for the period from inception (January 17, 1989) to December 31, 1996, have been derived from the Company's audited financial statements. The financial statements of the Company for each of the three years in the period ended December 31, 1996, and for the period from inception (January 17, 1989) to December 31, 1996, and the related balance sheets at December 31, 1995 and 1996 included elsewhere in this Annual Report on Form 10-K have been audited by Arthur Andersen LLP, independent public accountants. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.



                                                                                                       Period from
                                                                                                        Inception
                                                                                                       (January 17,
                                                               Year Ended December 31,                   1989) to
                                           ----------------------------------------------------------   December 31,
                                               1992         1993       1994        1995       1996          1996
                                               ----         ----       ----        ----       ----          ----
                                                          (In thousands, except per share data)

Statement of Operations Data:

Revenue from collaborative agreements....  $       --    $   2,600  $       48     $ 1,199   $  1,383     $    5,230
                                           ----------    ---------  ----------     -------   --------     ----------

Operating expenses:

  Research and development...............       1,941        3,399       5,004       4,733      6,502         22,978
  General and administrative.............       1,324        1,577       1,319       1,665      2,505          9,194
                                           ----------   ----------   ---------   ---------   --------     ----------
         Total expenses..................       3,265        4,976       6,323       6,398      9,007         32,172
                                           ----------   ----------   ---------   ---------   --------     ----------

Interest  income (expense), net..........        (90)         (47)          63         132      1,483          1,419
                                          -----------  -----------  ----------  ----------  ---------    -----------

Net loss.................................    $(3,355)     $(2,423)    $(6,212)    $(5,067)   $(6,141)      $(25,523)
                                             ========     ========    ========    ========  =========      =========

Pro forma net loss per share  (1)........                                        $  (1.05)    $(0.78)
                                                                                 =========  =========

Shares used in computing pro forma net loss per                                      4,848      7,849
   share(1)..............................                                        =========  =========



                                                       As of December 31,
                                      ------------------------------------------------------
                                         1992       1993       1994       1995       1996
                                         ----       ----       ----       ----       ----
Balance Sheet Data:                                      (In thousands)

Cash and cash equivalents              $    820   $  1,500   $  5,363   $ 11,189   $ 32,845
Total assets                              2,743      3,534      8,196     14,639     37,118
Long-term debt                              368      1,010        736      1,235        556
Deficit accumulated during the
  development stage                      (5,680)    (8,103)   (14,315)   (19,382)   (25,523)
           Total stockholders' equity     1,887      1,448      6,352     11,733     35,120

----------
(1)  See Note 2 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements regarding the Company's future plans, events or performance. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those described under "Business--Factors Affecting the Company's Business, Operating Results and Financial Condition" in Part I of this Annual Report on Form 10-K.

Overview

         Neose, a development-stage company, commenced operations in 1990, and has devoted substantially all of its resources to the development of its enzymatic carbohydrate synthesis technology and to the discovery and development of complex carbohydrates for a variety of applications, including nutritional additives and pharmaceuticals. The Company anticipates that its primary sources of revenue for the next several years will be payments under its strategic alliance with Abbott and other collaborative arrangements, license fees, payments from future strategic alliances and collaborative arrangements, if any, and interest income. Payments under strategic alliances and collaborative arrangements will be subject to significant fluctuation in both timing and amount. Therefore, the Company's results of operations for any period may not be comparable to the results of operations for any other period.

         In December 1992, the Company entered into its strategic alliance with Abbott for the development of breast milk oligosaccharides as nutritional additives. The Company has received approximately $11.2 million in contract payments, license fees, milestone payments, and equity investments in connection with its strategic alliance with Abbott.

         The Company has not generated any revenues from operations, except for interest income and revenues from strategic alliances. The Company has incurred losses since its inception and, as of December 31, 1996, had a deficit accumulated during the development stage of approximately $25.5 million. The Company anticipates incurring additional losses over at least the next several years. Such losses may fluctuate significantly from quarter to quarter and are expected to increase as the Company expands its research and development programs, including preclinical studies and clinical trials for its pharmaceutical product candidates under development, and as the Company expands its manufacturing capabilities.

Results of Operations

Years Ended December 31, 1996 and 1995

         Revenues from collaborative agreements increased to $1.4 million in 1996 from $1.2 million in 1995 due to increased revenues from the Company's collaborative research agreement with Bracco.

         Research and development expenses increased to $6.5 million in 1996 from $4.7 million in 1995. The increase was primarily attributable to the hiring of additional scientific personnel, increased purchases of laboratory supplies and services, increased clinical trial expenditures for NE-0080, and increased funding of external research.

         General and administrative expenses increased to $2.5 million in 1996 from $1.7 million in 1995. The increase was primarily attributable to increased patent and business development expenses, and expenses associated with being a public company.

         Interest income increased to $1.7 million in 1996 from $0.3 million in 1995 due to higher average cash balances resulting from the Company's initial public offering in February 1996. Interest expense increased to $247,000 in 1996 from $190,000 in 1995 due to higher average loan balances outstanding during 1996.

Years Ended December 31, 1995 and 1994

         Revenues from collaborative agreements increased to $1.2 million in 1995 from $48,000 in 1994 due to the timing and size of milestone payments and license fees received from Abbott.

         Research and development expenses decreased to $4.7 million in 1995 from $5.0 million in 1994. The decrease was primarily attributable to a decrease in expenses connected with the Company's strategic alliance with Abbott resulting from the licensing in 1995 of certain manufacturing rights to Abbott. The decrease was partly offset by increases in other research and development activities.

         General and administrative expenses increased to $1.7 million in 1995 from $1.3 million in 1994. The increase reflected additional management expenses associated with a general increase in the level of the Company's activities.

         Interest income increased to $322,000 in 1995 from $257,000 in 1994 due to higher average cash balances during 1995. Interest expense decreased to $190,000 in 1995 from $194,000 in 1994 due to slightly lower average loan balances during 1995.

Liquidity and Capital Resources

         From inception through December 31, 1996, the Company has incurred a cumulative net loss of approximately $25.5 million, and has financed its operations through private and public offerings of its securities and revenues from its strategic alliances. The Company had $32.8 million in cash and cash equivalents at December 31, 1996, compared to $11.2 million at December 31, 1995. This increase is primarily attributable to the receipt of net proceeds from the Company's initial public offering in February 1996. In February and March 1996, the Company sold 2,587,500 shares of Common Stock to the public at a price per share of $12.50. The Company received proceeds of approximately $29.1 million after deducting underwriting commissions and offering expenses.

         In January 1997, the Company sold 1,250,000 shares of Common Stock to the public at a price per share of $17.50. The Company received proceeds of approximately $20.3 million after deducting placement fees and offering expenses.

         The Company and Abbott have entered into collaborative agreements to develop breast milk oligosaccharides as additives to infant formula and other nutritional products. Under this strategic alliance, the Company has received approximately $11.2 million in contract payments, license fees, milestone payments, and equity investments. In addition, Abbott is obligated to make an additional payment of $5 million to Neose within 60 days of the first commercial sale, if any, of infant formula containing the Company's nutritional additive. Abbott may (i) at any time prior to the first commercial sale, if any, of infant formula containing the Company's nutritional additive, elect to make its license agreement non-exclusive, in which event the license fees payable by Abbott after commercialization would be reduced by 50%, and Abbott's obligations to make contract and milestone payments, including the $5 million milestone payment, would be terminated, or (ii) elect to terminate the license agreement and return the licensed technology to Neose upon 60 days' notice, in which event it would have no further funding obligation to the Company, including no obligation to make the $5 million milestone payment. In addition, under the terms of the Abbott agreement, if Abbott fails to make appropriate regulatory filings with the FDA for the addition of Neose's oligosaccharide to infant formula prior to December 1, 1997, Neose, at its option, may elect to convert the license of Neose technology to a non-exclusive license to Abbott, in which event the license fees payable by Abbott after commercialization would be reduced by 50%, and Abbott's obligations to make contract and milestone payments, including the $5 million milestone payment, would be terminated.

         On March 20, 1997, the Company purchased its previously leased facility for a total of approximately $3.8 million. In addition, the Company expects a total of approximately $7.5 million of capital expenditures, which began in the fourth quarter of 1996, to expand GMP manufacturing capabilities for NE-0080, and to establish GMP manufacturing capabilities for NE-1530 and NE-0501. In each case, the Company believes that the planned GMP capacity will be adequate to complete clinical trials for the respective compounds. In addition, the Company believes that the planned expansion will give it capacity to manufacture under GMP conditions certain amounts of these and other carbohydrates for third parties.

         In connection with the purchase of its facility and the planned GMP manufacturing expansion, on March 20, 1997, the Company issued, through the Montgomery County (Pennsylvania) Industrial Development Authority, the aggregate amount of $9.4 million of taxable and tax-exempt bonds. The bonds are supported by a AA-rated letter of credit, and a reimbursement agreement between the Company's bank and the letter of credit issuer. The interest rate on the bonds will vary weekly, depending on market rates for AA-rated taxable and tax-exempt obligations, respectively. The initial effective, blended interest rate at issuance was 6.7% per annum, including letter-of-credit and other fees. To provide credit support for this arrangement, the Company has given a first mortgage on the land, building, improvements, and certain machinery and equipment to its bank. In addition, the Company has agreed to certain covenants for the maintenance of minimum cash and short-term investment balances, and for minimum working capital requirements.

         The Company has entered into a capital lease agreement with an equipment finance company that provides for up to $1.5 million of financing, of which approximately $1.4 million had been drawn on as of December 31, 1996.

         During 1996, 1995, and 1994, the Company purchased approximately $1,857,000, $875,000, and $975,000 of capital equipment and leasehold improvements.

         The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to continue its research and development programs. The Company expects that its existing capital resources will be adequate to fund its capital requirements through 1999. No assurance can be given that there will be no change that would consume available resources significantly before such time. The Company's future capital requirements and the adequacy of available funds will depend on many factors, including progress in its research and development activities, including its pharmaceutical discovery and development programs, the magnitude and scope of these activities, progress with preclinical studies and clinical trials, the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in existing collaborative research relationships and strategic alliances, the ability of the Company to establish additional collaborative arrangements for product development, the cost of manufacturing scale-up, and developing effective marketing activities and arrangements.

         To the extent that funds generated from the Company's operations, together with its existing capital resources, are insufficient to meet current or planned operating requirements, it is likely that the Company will seek to obtain additional funds through equity or debt financings, collaborative or other arrangements with corporate partners and others, and from other sources. The terms and prices of any such financings may be significantly more favorable than those obtained by present stockholders of the Company, which could have the effect of diluting or adversely affecting the holdings or the rights of existing stockholders of the Company. There can be no assurance that additional financing will be available when needed or on terms acceptable to the Company.

         If adequate additional funds are not available for these purposes or otherwise, the Company's business, financial condition, and results of operations will be materially and adversely affected. In such circumstances, the Company may be required to delay, scale back, or eliminate certain of its research and product development activities or certain other aspects of its business or attempt to obtain funds through collaborative arrangements that may require the Company to relinquish some or all of its rights to certain of its intellectual property, product candidates, or products.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Financial Statements of the Company required by this item are attached to this Report beginning on page F-1.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item concerning directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Company's 1997 Proxy Statement. The required information as to executive officers is set forth in Part I hereof and incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION.

         The information required by this item is incorporated herein by reference to the Company's 1997 Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated herein by reference to the Company's 1997 Proxy Statement.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated herein by reference to the Company's 1997 Proxy Statement.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)  1.  Financial Statements.

         The Financial Statements listed in the accompanying Index to Financial Statements at page F-1 are filed as part of this Annual Report on Form 10-K.

              2.  Financial Statement Schedules.

         All financial statement schedules have been omitted because they are not applicable, or not required, or the information is shown in the Financial Statements or Notes thereto.

              3.  Exhibits.  (See (c) below)

         (b)  Reports on Form 8-K

         The Company did not file a report on Form 8-K during the quarter ended December 31, 1996.

         (c)  Exhibits.

         The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit
Number   Description
------   -----------

3.1 Second Amended and Restated Certificate of Incorporation of the Registrant. (Exhibit 3.1)(1)

3.2      Amended and Restated By-Laws of the Registrant. (Exhibit 3.2)(1)

4.1 See Exhibits 3.1 and 3.2 for provisions of the Second Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws of the Registrant defining rights of holders of Common Stock of the Registrant.

10.1 Stock Purchase Agreement, dated as of August 28, 1990, between the Registrant and the University of Pennsylvania. (Exhibit 10.1)(1)

10.2 License Agreement, dated as of August 28, 1990, between the Registrant and the University of Pennsylvania, as amended to date. (Exhibit 10.2)(1)

10.3     Form of Common Stock Subscription Agreement. (Exhibit 10.3)(1)

10.4     Form of Series A Preferred Stock Subscription Agreement.
         (Exhibit 10.4)(1)

10.5 Form of Series B Preferred Stock Subscription and Stock Purchase Agreement. (Exhibit 10.5)(1)

10.6     Form of Series C Preferred Stock Subscription Agreement.
         (Exhibit 10.6)(1)

10.7     Form of Series D Preferred Stock Subscription Agreement.
         (Exhibit 10.7)(1)

10.8(a)+ Series D Preferred Stock Purchase Agreement, dated as of December 30,
         1992, between the Registrant and Abbott Laboratories.
         (Exhibit 10.8(a))(1)

10.8(b)+ Supply Agreement, dated as of December 30, 1992, between the
         Registrant and Abbott Laboratories. (Exhibit 10.8(b))(1)

10.8(c)+ Research and License Agreement, dated as of December 30, 1992, between the Registrant and Abbott Laboratories. (Exhibit 10.8(c))(1)

10.8(d)+ Amendment to the Research and License Agreement, dated as of January
         18, 1995, between the Registrant and Abbott Laboratories. (Exhibit 10.8(d))(2)

10.9 Form of Series E Preferred Stock Investors' Rights Agreement. (Exhibit 10.9)(1)

10.10 Form of Series F Preferred Stock Investors' Rights Agreement. (Exhibit 10.10)(1)

10.11 Form of Warrant to Purchase Common Stock, dated as of February 20, 1991. (Exhibit 10.11)(1)

10.12 Form of Warrant to Purchase Common Stock, dated as of June 30, 1993. (Exhibit 10.12)(1)

10.13 Form of Warrant to Purchase Common Stock, dated as of February 16, 1994. (Exhibit 10.13)(1)

10.14 Form of Warrant to Purchase Series E Preferred Stock, dated as of July 29, 1994. (Exhibit 10.14)(1)

10.15 Warrant for the Purchase of Common Stock, dated as of June 30, 1995, between the Registrant and Financing for Science International, Inc. (Exhibit 10.15)(1)

10.16++  1995 Stock Option/Stock Issuance Plan, as amended. (Exhibit 10.16)(2)

10.17++  Employee Stock Purchase Plan. (Exhibit 10.17)(1)

10.18 Lease Agreement dated January 9, 1992 between the Registrant and Pennsylvania Business Campus Delaware, Inc., as amended to date. (Exhibit 10.18)(1)

10.19++  Employment Agreement dated December 1, 1994 between the Registrant and
         P. Sherrill Neff. (Exhibit 10.19)(1)

10.20++ Employment Agreement dated April 1, 1992 between the Registrant and David A. Zopf, as amended to date. (Exhibit 10.20)(1)

10.21 Design-Build Agreement dated August 30, 1996 between the Registrant and Irwin & Leighton, Inc. (Exhibit 10.21)(2)

11*      Statement re: Computation of Net Loss Per Common Share.

23.1*    Consent of Arthur Andersen LLP.

24*      Powers of Attorney (included as part of signature page hereof).

27*      Financial Data Schedule.

------------------
*        Filed herewith

+ Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an order of the Commission granting the Registrant's application for confidential treatment filed pursuant to Rule 406 under the Securities Act.

++       Compensation plans and arrangements for executives and others.

(1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 33-80693) filed with the Commission on December 21, 1995, as amended.

(2) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-19629) filed with the Commission on January 13, 1997.

         Copies of the exhibits are available to stockholders (upon payment of a fee to cover the Company's expenses in furnishing exhibits) from Invester Relations, Neose Technologies, Inc., 102 Witmer Road, Horsham, Pennsylvania 19044.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NEOSE TECHNOLOGIES, INC.

Date:  March 28, 1997                       By  /s/ Stephen A. Roth
                                               ---------------------------
                                               Stephen A. Roth
                                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Each person, in so signing also makes, constitutes and appoints Stephen
A. Roth, Chief Executive Officer of Neose Technologies, Inc., and P. Sherrill Neff, President and Chief Financial Officer of Neose Technologies, Inc., and each of them acting alone, as his true and lawful attorneys-in-fact, with full power of substitution, in his name, place and stead, to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.


Name                          Capacity                            Date
----                          --------                            ----


/s/Stephen A. Roth            Chief Executive Officer and         March 28, 1997
----------------------------  Chairman of the Board
Stephen A. Roth               (Principal Executive
                              Officer)

/s/P. Sherrill Neff           President and Chief                March 28, 1997
----------------------------  Financial Officer and
P. Sherrill Neff              Director (Principal
                              Financial and Accounting
                              Officer)


/s/William F. Hamilton        Director                           March 28, 1997
----------------------------
William F. Hamilton

/s/Douglas J. MacMaster, Jr.  Director                           March 28, 1997
----------------------------
Douglas J. MacMaster, Jr.

/s/Lindsay A. Rosenwald        Director                          March 28, 1997
----------------------------
Lindsay A. Rosenwald

/s/Lowell E. Sears            Director                           March 28, 1997
----------------------------
Lowell E. Sears

/s/Jerry A. Weisbach          Director                           March 28, 1997
----------------------------
Jerry A. Weisbach

Financial Statement Index



Report of Independent Public Accountants ...................         F2
Balance Sheets .............................................         F3
Statements of Operations ...................................         F4
Statements of Stockholders' Equity .........................         F5
Statements of Cash Flows ...................................         F7
Notes to Financial Statements ..............................         F8


                                       F1

             Neose Technologies, Inc. (a development-stage company)


Report of Independent Public Accountants

To Neose Technologies, Inc.:

     We have audited the accompanying balance sheets of Neose Technologies, Inc. (a Delaware corporation in the development stage), formerly Neose Pharmaceuticals, Inc., as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996, and for the period from inception (January 17, 1989) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neose Technologies, Inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, and for the period from inception (January 17, 1989) to December 31, 1996, in conformity with generally accepted accounting principles.




                                                           Arthur Andersen LLP

Philadelphia, Pennsylvania
January 29, 1997


                                       F2

             Neose Technologies, Inc. (a development-stage company)

Balance Sheets


                                                                    December 31,
                                                           ------------------------------

                                                                 1995            1996
                                                           ------------------------------
Assets
Current assets:
   Cash and cash equivalents                                $ 11,189,001    $ 32,845,025
   Restricted funds                                              148,300          73,828
   Prepaid expenses and other                                    118,680         210,122
                                                           ------------------------------
      Total current assets                                    11,455,981      33,128,975
Property and equipment, net                                    2,685,613       3,973,619
Deferred financing costs                                         409,003            --
Restricted funds                                                  73,066            --
Other assets                                                      15,049          15,049
                                                           ------------------------------
                                                            $ 14,638,712    $ 37,117,643
                                                           ==============================


Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt                        $    764,552    $    678,122
   Accounts payable                                              301,023         217,283
   Accrued compensation                                          191,318         264,440
   Other accrued expenses                                        297,605         161,130
   Deferred revenue                                               41,667          41,667
                                                           ------------------------------
      Total current liabilities                                1,596,165       1,362,642
                                                           ------------------------------
Other liabilities                                                 74,986          78,806
                                                           ------------------------------
Long-term debt                                                 1,234,527         556,405
                                                           ------------------------------
Commitments (Note 9)

Stockholders' Equity:
   Convertible preferred stock                                    57,802            --
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized, none issued                                        --              --
   Common stock, $.01 par value, 30,000,000 shares
     authorized; 3,145,256 and 8,214,624 shares issued
     and outstanding                                              31,453          82,146
   Additional paid-in capital                                 31,385,927      60,830,513
   Deferred compensation                                        (359,900)       (269,925)
   Deficit accumulated during the development stage          (19,382,248)    (25,522,944)
                                                           ------------------------------
      Total stockholders' equity                              11,733,034      35,119,790
                                                           ------------------------------
                                                            $ 14,638,712    $ 37,117,643
                                                           ==============================

The accompanying notes are an integral part of these statements.


                                       F3

                         Neose Technologies, Inc. (a development-stage company)

Statements of Operations


                                                                                                      Period from
                                                                                                       inception
                                                                                                   (January 17, 1989)
                                                                     Year ended December 31,         to December 31,
                                                         --------------------------------------------------------------
                                                               1994           1995           1996         1996
-----------------------------------------------------------------------------------------------------------------------
Revenue from collaborative agreements                     $    47,500     $1,198,863     $1,383,350   $  5,229,713
                                                         --------------------------------------------------------------
Operating Expenses:
   Research and development                                 5,003,780      4,732,788      6,502,001     22,978,558
   General and administrative                               1,318,884      1,665,320      2,504,958      9,193,686
                                                         --------------------------------------------------------------
      Total operating expenses                              6,322,664      6,398,108      9,006,959     32,172,244
                                                         --------------------------------------------------------------
      Operating loss                                       (6,275,164)    (5,199,245)    (7,623,609)   (26,942,531)
Interest income                                               257,264        322,309      1,729,945      2,545,930
Interest expense                                             (194,349)      (189,839)      (247,032)    (1,126,343)
                                                         --------------------------------------------------------------
Net loss                                                  $(6,212,249)   $(5,066,775)   $(6,140,696)  $(25,522,944)
                                                         ==============================================================
Pro forma net loss per share                                             $     (1.05)   $     (0.78)
                                                                         ===========================
Pro forma weighted-average shares outstanding                              4,848,000      7,849,000
                                                                         ===========================

                                       F4

                         Neose Technologies, Inc. (a development-stage company)

Statements of Stockholders' Equity






                                                                                                            Deficit
                                                Convertible                                               Accumulated
                                             Preferred Stock       Common Stock   Additional               During the     Total
                                             ----------------    ---------------   Paid-in     Deferred    Development Stockholders'
                                              Shares   Amount    Shares   Amount   Capital  Compensation     Stage       Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 17, 1989 (inception)             --     $--         --     $--        $--          $--        $--             $--
   Initial issuance of common stock               --      --  1,302,000  13,020     (3,020)          --         --          10,000
   Shares issued for consulting and
    licensing                                     --      --    325,500   3,255     (1,255)          --         --           2,000
   Sale of common stock                           --      --    133,334   1,333      1,267           --         --           2,600
   Shares issued pursuant to
    antidilutive agreements                       --      --      2,864      29        (29)          --         --              --
Net loss                                          --      --         --      --         --           --   (460,307)       (460,307)
                                           ---------------------------------------------------------------------------------------
Balance, December 31, 1990                        --      --  1,763,698  17,637     (3,037)          --   (460,307)       (445,707)
   Sale of Series A preferred stock          100,000   1,000         --      --    269,000           --         --         270,000
   Sale of Series B preferred stock        1,416,695  14,167         --      --  4,195,952           --         --       4,210,119
   Sale of common stock                           --      --    420,284   4,203     33,619       (7,264)        --          30,558
   Shares issued for consulting
    services                                      --      --      7,584      76        606           --         --             682
   Shares issued pursuant to
    antidilutive agreements                       --      --    137,193   1,372     (1,372)          --         --              --
   Capital contributions                          --      --         --      --      9,971           --         --           9,971
   Dividends on Series A
    preferred stock                               --      --         --      --    (18,000)          --         --         (18,000)
   Net loss                                       --      --         --      --         --           -- (1,865,026)     (1,865,026)
                                           ---------------------------------------------------------------------------------------
Balance, December 31, 1991                 1,516,695  15,167  2,328,759  23,288  4,486,739       (7,264)(2,325,333)      2,192,597
   Shares issued pursuant to
    exercise of stock options                     --      --      8,334      83     16,167           --         --          16,250
   Sale of Series C preferred stock          235,295   2,353         --      --  1,847,647           --         --       1,850,000
   Sale of Series D preferred stock           25,000     250         --      --    199,750           --         --         200,000
   Shares issued pursuant to
    redemption of notes payable                   --      --     24,120     241    462,165           --         --         462,406
   Exercise of stock warrants pursuant
    to redemption of notes payable                --      --     83,339     833    220,609           --         --         221,442
   Shares issued pursuant to exercise
    of warrants                                   --      --     12,501     125     34,562           --         --          34,687
   Dividends on Series A preferred
    stock                                         --      --         --      --    (36,000)          --         --         (36,000)
   Sale of common stock                           --      --     16,989     170    295,458           --         --         295,628
   Amortization of deferred
    compensation                                  --      --         --      --         --        4,843         --           4,843
   Net loss                                       --      --         --      --         --           -- (3,354,974)     (3,354,974)
                                           ---------------------------------------------------------------------------------------
Balance, December 31, 1992                 1,776,990  17,770  2,474,042  24,740  7,527,097       (2,421)(5,680,307)      1,886,879
   Sale of Series D preferred stock          250,000   2,500         --      --  1,997,500          --          --       2,000,000
   Dividends on Series A preferred
    stock                                         --      --         --      --    (36,000)         --          --         (36,000)
   Shares issued to the University
    of Pennsylvania                               --      --      3,482      35        (35)         --          --              --
   Shares issued to Series A preferred
    stockholder in lieu of cash
    dividends                                     --      --        924       9     17,991          --          --          18,000
   Amortization of deferred
    compensation                                  --      --         --      --         --       2,421          --           2,421
   Net loss                                       --      --         --      --         --          --  (2,422,917)     (2,422,917)
                                           ---------------------------------------------------------------------------------------
Balance, December 31, 1993                 2,026,990  20,270  2,478,448  24,784  9,506,553          --  (8,103,224)      1,448,383

(continued)

                                       F5

                          Neose Technologies, Inc. (a development-stage company)

Statements of Stockholders' Equity
(continued)



                                                                                                            Deficit
                                                Convertible                                               Accumulated
                                             Preferred Stock       Common Stock    Additional              During the     Total
                                             ----------------    ---------------    Paid-in     Deferred   Development Stockholders'
                                              Shares   Amount    Shares   Amount    Capital   Compensation    Stage       Equity
-------------------------------------------------------------------------------- --------------------------------------------------
   Sale of Series D preferred stock          250,000   2,500         --      --    1,997,500         --            --     2,000,000
   Shares issued pursuant to exercise
    of stock options                              --      --     35,328     353       13,713         --            --        14,066
   Sale of Series E preferred stock        2,199,238  21,992         --      --    9,043,355         --            --     9,065,347
   Dividends on Series A preferred
    stock                                         --      --         --      --      (18,000)        --            --       (18,000)
   Shares issued to Series A preferred
    stockholder in lieu of cash dividends         --      --      9,474      95       53,905         --            --        54,000
   Net loss                                       --      --         --      --           --         --    (6,212,249)   (6,212,249)
                                           ------------------------------------- ---------------------------------------------------
Balance, December 31, 1994                 4,476,228  44,762  2,523,250  25,232   20,597,026         --   (14,315,473)    6,351,547
   Sale of Series F preferred stock        2,720,656  27,207         --      --   10,064,668         --            --    10,091,875
   Dividends on Series A preferred
    stock                                         --      --         --      --      (36,000)        --            --       (36,000)
   Shares issued to Series A preferred
    stockholder in lieu of cash dividends         --      --      3,158      32       17,968         --            --        18,000
   Shares issued pursuant to exercise
    of stock options                              --      --     15,638     156       30,525         --            --        30,681
   Shares issued to employees in lieu
    of cash compensation                          --      --      7,810      78       44,395         --            --        44,473
   Shares issued pursuant to exercise
    of warrants                                   --      --     99,751     998      298,235         --            --       299,233
   Deferred compensation related to
    grant of stock options                        --      --         --      --      359,900   (359,900)           --            --
   Shares issued to stockholder in
    connection with the offering                  --      --     23,400     234         (234)        --            --            --
   Conversion of Series B preferred
    stock into common stock               (1,416,695)(14,167)   472,249   4,723        9,444         --            --            --
   Net loss                                       --      --         --      --           --         --    (5,066,775)   (5,066,775)
                                           ------------------------------------- ---------------------------------------------------
Balance, December 31, 1995                 5,780,189  57,802  3,145,256  31,453   31,385,927   (359,900)  (19,382,248)   11,733,034
   Sale of common stock in initial
    public offering, net of offering costs        --      --  2,587,500  25,875   29,101,286         --            --    29,127,161
   Conversion of Series A, C, D, E,
    and F preferred stock into
    common stock                          (5,780,189)(57,802) 2,410,702   24,107      33,695         --            --            --
   Shares issued pursuant to exercise
    of stock options                              --      --     63,009      630     163,403         --            --       164,033
   Shares issued pursuant to exercise
    of warrants                                   --      --      2,526       25         (25)        --            --            --
   Shares issued pursuant to Employee
    Stock Purchase Plan                           --      --      5,631       56      59,774         --            --        59,830
   Deferred compensation related to
    acceleration of option vesting                --      --         --       --     104,453         --            --       104,453
   Dividends on Series A preferred stock          --      --         --       --     (18,000)        --            --       (18,000)
   Amortization of deferred compensation          --      --         --       --          --      89,975           --        89,975
   Net loss                                       --      --         --       --          --         --    (6,140,696)   (6,140,696)
                                           ------------------------------------- ---------------------------------------------------
Balance, December 31, 1996                        --     $--  8,214,624  $82,146 $60,830,513  $(269,925) $(25,522,944)  $35,119,790
                                           ===================================== ===================================================

The accompanying notes are an integral part of these statements.

                                       F6

                          Neose Technologies, Inc. (a development-stage company)

Statements of Cash Flows







                                                                                                                    Period from
                                                                                                                     inception
                                                                            Year ended December 31,              (January 17, 1989)
                                                                  ---------------------------------------------   to December 31,
                                                                          1994           1995            1996           1996
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                       $ (6,212,249)   $ (5,066,775)   $ (6,140,696)      $(25,522,944)
   Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation and amortization                                    309,303         389,331         763,203          1,938,798
      Common stock issued for noncash charges and other                   --              --              --               34,961
      Changes in operating assets and liabilities:
         Restricted funds                                             (112,466)        351,753         147,538            (73,828)
         Prepaid expenses and other                                    (20,686)        (62,030)        (91,441)          (210,122)
         Other assets                                                      416         (11,649)           --              (15,049)
         Accounts payable                                             (112,219)         82,868         (83,740)           217,283
         Accrued compensation                                          149,876        (135,880)         73,122            308,913
         Other accrued expenses                                         84,794         201,394        (136,475)           161,130
         Deferred revenue                                                 --            41,667            --               41,667
         Other liabilities                                            (133,606)         21,926           3,819             78,806
                                                                  ----------------------------------------------------------------
            Net cash used in operating activities                   (6,046,837)     (4,187,395)     (5,464,670)       (23,040,385)
                                                                  ----------------------------------------------------------------
Cash flows from investing activities:
   Purchases of property and equipment                                (975,175)       (875,010)     (1,856,781)        (4,960,088)
   Proceeds from sale-leaseback of equipment                              --         1,382,027            --            1,382,027
                                                                  ----------------------------------------------------------------
            Net cash provided by (used in) investing activities       (975,175)        507,017      (1,856,781)        (3,578,061)
                                                                  ----------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from the issuance of notes                                    --              --              --            1,225,000
   Repayment of notes payable                                             --              --              --             (565,250)
   Proceeds from issuance of short-term debt                              --              --              --              290,000
   Repayment of short-term debt                                           --              --              --             (290,000)
   Proceeds from issuance of long-term debt                            100,000            --              --            1,110,869
   Repayment of long-term debt                                        (294,324)       (488,237)       (764,552)        (1,762,819)
   Proceeds from issuance of preferred stock, net                   11,065,347      10,091,875            --           29,497,297
   Proceeds from issuance of common stock, net                            --              --            59,830            380,665
   Proceeds from Initial Public Offering, net                             --          (409,003)     29,536,164         29,127,161
   Proceeds from exercise of warrants, net                                --           299,233            --              333,920
   Proceeds from exercise of stock options                              14,066          30,681         164,033            225,030
   Dividends paid                                                         --           (18,000)        (18,000)           (72,000)
   Issuance costs resulting from conversion of notes to
     common stock                                                         --              --              --              (36,402)
                                                                  ----------------------------------------------------------------
            Net cash provided by financing activities               10,885,089       9,506,549      28,977,475         59,463,471
                                                                  ----------------------------------------------------------------
Net increase in cash and cash equivalents                            3,863,077       5,826,171      21,656,024         32,845,025
Cash and cash equivalents, beginning of period                       1,499,753       5,362,830      11,189,001               --
                                                                  ----------------------------------------------------------------
Cash and cash equivalents, end of period                          $  5,362,830    $ 11,189,001    $ 32,845,025       $ 32,845,025
                                                                  ================================================================
Supplemental disclosure of cash flow information:
   Cash paid for interest                                         $    158,575    $    200,008    $    256,518       $  1,049,711
                                                                  ================================================================
Noncash financing activities:
      Issuance of common stock for dividends                      $     54,000    $     18,000    $       --         $     90,000
                                                                  ================================================================
      Issuance of common stock to employees in lieu of
        cash compensation                                         $       --      $     44,473    $       --         $     44,473
                                                                  ================================================================

The accompanying notes are an integral part of these statements.


                                       F7

             Neose Technologies, Inc. (a development-stage company)


Notes to Financial Statements




Note 1.  Background
    Neose Technologies, Inc., a development-stage company, formerly Neose Pharmaceuticals, Inc. (the "Company"), is focused on the enzymatic synthesis of complex carbohydrates and discovers and develops complex carbohydrates for nutritional and pharmaceutical uses. The Company's products in development include breast milk oligosaccharide additives to infant formula, and pharmaceuticals to treat various bacterial infections, such as gastrointestinal and pediatric ear infections, and to prevent xenotransplant rejection. The Company has developed proprietary technologies that it believes enables, for the first time, the rapid and cost-efficient production of naturally occurring oligosaccharides.
    The Company's initial public offering of common stock (the "Offering") closed on February 22, 1996. The Company sold 2,587,500 shares, including the exercise of the underwriters' overallotment option on March 4, 1996, of common stock at a public offering price of $12.50 per share. The net proceeds to the Company from the Offering after the underwriting discount and payment of offering expenses were approximately $29,127,000. In connection with the Offering, all outstanding shares of Series A, C, D, E and F Convertible Preferred Stock converted into 2,410,702 shares of common stock (see Note 6).
    On January 29, 1997, the Company sold 1,250,000 shares of common stock in a public offering at a price of $17.50 per share. The net proceeds to the Company after the payment of placement fees and offering expenses were approximately $20,340,000.
    The Company was incorporated in January 1989, and commenced operations in August 1990. Since its inception, the Company has derived substantially all of its revenues from its strategic alliance with Abbott Laboratories (see Note 3); no product revenues have been generated to date. The Company has incurred losses since its inception. The Company anticipates incurring additional losses over at least the next several years. Such losses may fluctuate significantly from quarter to quarter and are expected to increase as the Company expands its research and development activities. Substantial financing will be needed by the Company to fund its operations and to commercially develop its products. There is no assurance that such financing will be available when needed. Operations of the Company are subject to certain risks and uncertainties including, among others, uncertainty of product development; technological uncertainty; dependence on Abbott Laboratories and other collaborative partners; uncertainty regarding patents and proprietary rights; substantial competition; risk of technological obsolescence; comprehensive government regulations; no assurance of product approval; no commercial manufacturing, marketing or sales capability or experience; limited clinical trial experience; and dependence on key personnel.

Note 2.  Summary of Significant Accounting Policies
Use of Estimates
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
    The Company considers all highly liquid investments consisting of purchases with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 1995, consisted of approximately $10,114,000 of overnight repurchase agreements secured by United States Treasury Notes, and at December 31, 1996, consisted of approximately $31,590,000 of 28-day repurchase agreements secured by collateralized mortgage obligations.


                                       F8

             Neose Technologies, Inc. (a development-stage company

Notes to Financial Statements
(Continued)

                          )

Property and Equipment
    Property and equipment are stated at cost. Property and equipment capitalized under capital leases are recorded at the present value of the minimum lease payments due over the lease term. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or the lease term, whichever is shorter. The Company uses lives of two to seven years for office, research and manufacturing equipment. Research and Development
    Research and development costs are charged to expense as incurred.
Income Taxes
    The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," the objective of which is to recognize the amount of current and deferred income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements as measured by enacted tax laws.
    At December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $4,827,000. In addition, the Company had federal research and development credit carryforwards of approximately $642,000. The net operating loss and credit carryforwards begin to expire in 2004 and are subject to review and possible adjustment by the Internal Revenue Service.
    The approximate income tax effect of each type of temporary difference and carryforward is as follows:
December 31,                    1995          1996
----------------------------------------------------

Benefit of operating
  loss carryforwards         $ 2,024,094 $ 1,641,038
Research and development
   credit carryforwards          561,058     642,373
Start-up costs                 2,027,935   2,643,024
Capitalized research
   and development             2,109,947   3,667,565
Deferred revenue                  14,167          --
Deferred compensation                 --      30,592
Nondeductible depreciation
   and amortization              397,768     591,152
Deferred rent                     25,495      26,794
Valuation allowance           (7,160,464) (9,242,538)
                              ----------------------
                              $       --  $       --
                              ======================


     Due to the uncertainty surrounding the realization of the deferred tax asset, the Company has provided a full valuation allowance against this amount. Revenue Recognition
    The Company records revenue from collaborative agreements when the specified services are performed or ratably over the respective terms of the agreements. Pro Forma Net Loss Per Share
    Pro forma net loss per share was computed using the weighted average number of common shares outstanding during the period, and includes all convertible preferred stock which converted into shares of common stock immediately prior to the closing of the Offering as if they were converted into common stock on their original dates of issuance. In addition, pursuant to the requirements of the Securities and Exchange Commission, common stock equivalents issued by the Company during the 12 months immediately preceding the Offering have been included in the calculation of pro forma weighted average shares outstanding, using the Treasury Stock method as if they were outstanding for all periods prior to the Offering. All other common stock equivalents were excluded for all periods presented because they are antidilutive.


                                       F9

             Neose Technologies, Inc. (a development-stage company)

Notes to Financial Statements
(Continued)

Recapitalization
    In December 1995, the Company's stockholders approved the following actions which became effective upon the closing of the Offering: (i) a one-for-three reverse stock split of the Company's common shares, (ii) a change in the number of authorized shares of common stock and preferred stock to 30,000,000 and 5,000,000, respectively, and (iii) a change in the par value of common stock to $.01 per share. All references in the financial statements to the number of common shares, per-share amounts, and stock options and warrants exercisable into common stock have been retroactively restated to reflect these changes.

Note 3. Agreements With Abbott Laboratories
    The Company and Abbott Laboratories ("Abbott") have entered into collaborative agreements (the "Abbott Agreements") to develop breast milk oligosaccharides as additives to infant formula and other nutritional products. Abbott has manufacturing rights and further manufacturing development responsibilities for the nutritional additives. Under this strategic alliance, the Company has received approximately $10.7 million in contract payments, license fees, milestone payments, and equity investments through December 31, 1996. In addition, the Company received $500,000 in January 1997, and is to receive $5 million within 60 days of the first commercial sale, if any, of infant formula containing the Company's nutritional additive. Abbott will manufacture the nutritional additive for its own use and has agreed to pay the Company ongoing fees based on the dry weight of the infant formula sold containing the nutritional additive. The Company is required to credit $3.75 million of the license fees against the ongoing fees in equal amounts over four years. In addition, Abbott has agreed to renegotiate the fees due the Company on the sale of products containing the nutritional additive in any case where the Company has made a contribution that both parties agree will result in a substantial commercial advantage. Abbott may, at any time prior to the first commercial sale, if any, of infant formula containing the Company's nutritional additive, elect to make its license agreement non-exclusive, in which event the license fees payable by Abbott after commercialization would be reduced by 50% and Abbott's obligations to make contract and milestone payments, including the $5 million milestone payment, would be terminated. Abbott also has the right to cancel the underlying license agreement upon 60 days' written notice and return the technology, in which event it would have no further funding obligations to the Company. Under the terms of the Abbott Agreements, if Abbott fails to make appropriate regulatory filings with the FDA for the addition of Neose's oligosaccharides to infant formula prior to December 1, 1997, Neose, at its option, may elect to convert the license of Neose technology to a non-exclusive license to Abbott, in which event the license fees payable by Abbott after commercialization would be reduced by 50%, and Abbott's obligations to make contract and milestone payments, including the $5 million milestone payment, would be terminated. The Company anticipates that its manufacturing arrangement with Abbott will assist the Company in developing its own manufacturing capability. As part of the strategic alliance, in January 1993, and April 1994, Abbott invested an aggregate of $4 million to acquire 500,000 shares of the Company's Series D Convertible Preferred Stock at $8 per share. In February 1996, Abbott invested $2 million to acquire 160,000 shares of the Company's common stock in the Offering (see Note 1).
     During 1995, Abbott made contractual payments to the Company under the Abbott Agreements totaling $1 million. In addition, Abbott purchased raw materials from the Company for $105,000, which was included in revenue for the year ended December 31, 1995. In 1996, Abbott made additional contractual payments to the Company under the Abbott Agreements totaling $1 million.


                                      F10

             Neose Technologies, Inc. (a development-stage company)


Notes to Financial Statements
(Continued)


Note 4. Property and Equipment:

December 31,                     1995         1996
----------------------------------------------------
Research equipment            $1,413,646  $1,660,874
Leasehold improvements         1,447,100   1,741,676
Manufacturing equipment          601,950     652,072
Computer and office equipment    208,469     266,672
                              ----------------------
                               3,671,165   4,321,294
Less- Accumulated depreciation
   and amortization             (985,552) (1,554,327)
                              ----------------------
                               2,685,613   2,766,967
Construction in progress              --   1,206,652
                              ----------------------
                              $2,685,613  $3,973,619
                              ======================

     Depreciation and amortization expense was $309,303, $389,331, and $568,775 for the years ended December 31, 1994, 1995 and 1996, respectively.

    During 1995, the Company financed certain property including leasehold improvements, manufacturing equipment and construction in progress, in accordance with the lease agreement described in Note 9. Total property and equipment under this capital lease was $1,382,027 at December 31, 1996. Amortization of assets recorded under the capital lease was included with depreciation. Title to this property is owned by the leasing company. At December 31, 1996, other property and equipment totaling $1,116,869 were pledged as collateral for equipment loans (see Note 5).

Note 5. Long-Term Debt:

December 31,                    1995          1996
-----------------------------------------------------
Tenant improvement loan due to
   landlord, interest at 10%,
   monthly principal and
   interest payments of
   $10,858 through April 1997   $162,018     $42,543
Equipment loan due to a finance
   company, interest at 15.5%,
   monthly principal and interest
   payments for 48 months
   subsequent to each draw
   down of funds                 496,729     213,451
Equipment loan due to a municipal
   development corporation,
   interest at 5%, monthly
   principal and interest
   payments of $1,887
   through September 1999         77,288      58,070

Capital lease obligation
   (see Note 9)                1,263,044     920,463
                              ----------------------
                               1,999,079   1,234,527
Less current portion            (764,552)   (678,122)
                              ----------------------
                              $1,234,527    $556,405
                              ======================

    The Company entered into a Master Equipment Loan (the "Equipment Loan") with a finance company. As of December 31, 1996, $1,010,869 had been borrowed. In connection with the Equipment Loan, the Company granted the finance company warrants to purchase 16,668 and 7,072 shares of common stock at $19.50 and $14.85 per share, respectively (see Note 7).
    Minimum principal repayments of long-term debt as of December 31, 1996, excluding capitalized lease obligations, were as follows:

----------------------------------------------------
   1997                                    $ 273,993
   1998                                       23,436
   1999                                       16,635
                                           ---------
                                           $ 314,064
                                           =========

                                      F11

             Neose Technologies, Inc. (a development-stage company)


Notes to Financial Statements
(continued)


Note 6. Stockholders' Equity
Common Stock

    The Company's initial public offering closed on February 22, 1996. The Company sold 2,587,500 shares, including the exercise of the underwriters' overallotment option on March 4, 1996, of common stock at a public offering price of $12.50 per share. The net proceeds to the Company from the Offering after the underwriting discount and payment of offering expenses were approximately $29,127,000. In connection with the Offering, all outstanding shares of Series A, C, D, E, and F Convertible Preferred Stock converted into 2,410,702 shares of common stock. Certain of these common shares have registration rights.

    From 1991 through 1995, the Company sold 7,196,884 shares of Convertible Preferred Stock Series A, B, C, D, E, and F. On December 7, 1995, all outstanding shares of Series B Convertible Preferred Stock converted into 472,249 shares of common stock. As of December 31, 1995, 5,780,189 shares of convertible preferred stock were outstanding (liquidation preference of $25,629,004 at December 31, 1995). As discussed above, in connection with the Offering, all outstanding shares of Series A, C, D, E, and F converted into 2,410,702 shares of common stock.

    In 1991, the Company issued $1,225,000 in subordinated notes, with warrants to purchase 204,180 shares of common stock at $3 per share. In 1992 and 1993, the Company redeemed the subordinated notes and accrued interest of $183,750 with the Company's common stock or with cash, at the election of the holder. This redemption resulted in the issuance of 107,459 shares of common stock and the payment of $688,500.

    During 1995, 99,751 shares of common stock were issued at an exercise price of $3 per share, pursuant to the exercise of warrants by the noteholders; 8,589 of the noteholders' warrants expired; 7,810 shares of common stock were issued at fair market value of $5.70 per share as payment for bonuses and other compensation; and 23,400 shares of common stock were issued to a stockholder in connection with the Offering. The deemed value of the shares for accounting purposes was recorded as Offering costs.

    In connection with the issuance of the Series E Convertible Preferred Stock ("Series E"), the Company issued warrants to the placement agent to purchase Series E, which in connection with the Offering converted into warrants to purchase 119,961 shares of common stock at $9.45 per share. During 1996, 6,538 warrants were exercised to purchase 2,526 shares of common stock via a cashless exercise provision contained in the warrant (see Notes 7 and 10).

Note 7. Equity Plans
Stock Option Plans

    The Company has three stock option plans, the 1991, 1992, and 1995 Plans, under which maximums of 250,000, 333,333 and 933,333 options, respectively, may be granted at prices not less than 100% of the fair market value of the Company's common stock on the date of grant. The 1995 Stock Option Plan (the "Plan") incorporates the two predecessor plans and provides for the granting of both incentive stock options and nonqualified stock options to employees, officers, directors and consultants of the Company as well as issuing shares of common stock directly either through the immediate purchase of shares or as a bonus tied to the individual's performance or the Company's attainment of prescribed milestones. In addition, the Plan includes stock appreciation rights to be granted at the Plan Administrator's discretion. The stock options are exercisable over a period determined by the board of directors, but no longer than ten years after the date of grant. Information with respect to options granted under the Plan and options granted outside the Plan is as follows:


                                      F12

             Neose Technologies, Inc. (a development-stage company


Notes to Financial Statements
(continued)


                                   Options Outstanding
------------------------------------------------------------------

                                                 Weighted
                                                 Average
                    Available                   Exercise
                    for Grant      Shares        Price
------------------------------------------------------------------

Balance,
December 31, 1993     115,480      459,519     $    3.04
   Granted           (201,750)     201,750          4.02
   Exercised               --      (35,328)          .40
   Canceled           113,895     (113,895)         2.82
                     ---------------------

Balance,
December 31, 1994      27,625      512,046          3.66
   Authorized         933,333           --            --
   Granted           (349,644)     349,644         10.18
   Granted outside
     the Plan              --       69,998         17.94
   Exercised               --      (15,638)         1.96
   Canceled             5,389       (5,389)         3.98
                     ---------------------

Balance,
December 31, 1995     616,703      910,661          7.29
   Granted           (369,182)     369,182         15.46
   Exercised               --      (63,009)         2.60
   Canceled            15,747      (15,747)         8.11
                     ---------------------

Balance,
December 31, 1996     263,268    1,201,087     $   10.03
                     ---------------------

    At December 31, 1996, options for the issuance of 419,297 shares were exercisable at a weighted-average exercise price of $5.54 per share. Of the 1,201,087 options outstanding at December 31, 1996, 426,730 had exercise prices between $.09 and $5.70, with a weighted-average exercise price of $3.39 and a weighted-average remaining contractual life of 7 years. 276,349 of these options are exercisable at a weighted-average exercise price of $2.99. An additional 704,527 of the 1,201,087 options outstanding at December 31, 1996, had exercise prices between $9.00 and $15.13, with a weighted-average exercise price of $12.99 and a weighted-average remaining contractual life of 9.1 years. 141,698 of these options are exercisable at a weighted-average exercise price of $10.42. The final 69,830 of the 1,201,087 options outstanding at December 31, 1996, had exercise prices between $17.50 and $24.84, with a weighted-average exercise price of $20.79 and a weighted-average remaining contractual life of 9.1 years. 1,250 of these options are exercisable at a weighted-average exercise price of $18.00.

    During 1995, options were granted outside of the Plan for 69,998 shares of common stock at a weighted-average exercise price of $17.94 per share. In December 1995, the Company issued options to employees and recorded deferred compensation of $359,000 for the difference between the deemed value for accounting purposes per share and the exercise price per share and is amortizing the deferred compensation amount over the four-year vesting period.

    The Company accounts for options and the Employee Stock Purchase Plan under APB Opinion No. 25, under which no compensation cost was recognized during 1995 and $89,975 was recognized during 1996. Had compensation cost for the Company's options and the Employee Stock Purchase Plan been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net loss and loss per share would have been increased to $5,194,829, or $1.07 per share, and $7,344,205, or $.94 per share, for the years ended December 31, 1995 and 1996, respectively.

    The weighted-average fair value of those options granted at market during 1995 and 1996, was $4.14 and $8.62, respectively. The weighted-average fair value of those options granted above market during 1995 was $4.42. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for 1995 and 1996 grants: risk-free interest rate of 6 percent, an expected life of 5 years, volatility of 70 percent, and a dividend yield of zero.

                                      F13

             Neose Technologies, Inc. (a development-stage company)


Notes to Financial Statements
(continued)

    The weighted-average fair value of the employee purchase rights granted in 1996 was $5.67. For 1996, the fair value of the purchase rights was estimated using the Black-Scholes model with the following weighted-average assumptions: risk-free interest rate of 5.7 percent, an expected life of sixteen months, volatility of 70 percent and a dividend yield of zero.

    Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Stock Warrants

    The following table summarizes outstanding warrants at December 31, 1996. All warrants are currently exercisable and the exercise price is subject to adjustment as set forth in the warrant agreement.

   Outstanding      Exercise         Issuance           Expiration
    Warrants          Price            Date                Date
-------------------------------------------------------------------------
     16,668          $19.50        June 30, 1993      June 30, 1998
      7,072           14.85        Feb. 16, 1994      Feb. 16, 1999
    113,423            9.45        July 31, 1994      July 31, 1999
     10,527           14.25        June 30, 1995      June 30, 2002
-----------
    147,690
===========

Employee Stock Purchase Plan

    The Company maintains an Employee Stock Purchase Plan that allows any individual who is employed on a basis under which he or she is expected to work for more than 20 hours per week for more than five months per calendar year the opportunity to purchase shares of the Company's common stock through payroll deductions at the end of semiannual purchase periods. Pursuant to the plan, which became effective in February 1996, 100,000 shares of common stock have been reserved for issuance. The purchase price is 85% of the lower of fair market value on the employee's entry date into that offering period or the fair market value on that purchase date. An employee may purchase up to a maximum of 10% of his or her eligible compensation or $25,000, whichever is less, provided that the employee's ownership of the Company's stock is less than 5% as defined in the plan. During the year ended December 31, 1996, the Company sold 5,631 shares under the plan and received proceeds of $59,830. As of December 31, 1996, there were 94,369 shares available for future purchase, exclusive of stock subscriptions receivable outstanding of approximately $70,000 for the purchase of shares of common stock.

Note 8. 401(k) Plan

    The Company has a 401(k) Savings Plan (the "401(k) Plan") for employees. Employee contributions are voluntary and are determined on an individual basis, with a maximum annual amount equal to the lesser of the maximum amount allowable under federal income tax regulations or 15% of the participant's compensation. The Company matches employee contributions up to specified limits. The Company contributed $53,171, $62,270 and $60,608 to the 401(k) Plan for the years ended December 31, 1994, 1995 and 1996, respectively.

Note 9. Commitments
Agreements with the University of Pennsylvania

    In 1990, the Company entered into an agreement whereby the University of Pennsylvania ("Penn") granted to the Company an exclusive license to use Penn's patent rights and technology to produce certain products. In consideration, the Company issued 147,063 shares of common stock to Penn pursuant to a Stock Purchase Agreement. In addition, the Company is required to pay Penn royalties based on sales of applicable products. The Company is also required to reimburse Penn for all reasonable fees incident to the acquisition and maintenance of Penn's patent rights. The Company paid $70,979, $21,469 and $40,718 in patent-related fees on Penn's behalf for the years ended December 31, 1994, 1995 and 1996, respectively. This agreement will terminate upon the expiration of the patent rights.

                                      F14

             Neose Technologies, Inc. (a development-stage company)


Notes to Financial Statements
(continued)

Agreement with Bracco Research U.S.A. Inc.

    In September 1995, the Company entered into a collaborative research agreement with Bracco Research U.S.A. Inc. ("Bracco"). Under the terms of the agreement, the Company will supply Bracco with complex carbohydrates, which Bracco will attach to diagnostically useful agents. The resulting new molecules will be tested and developed. In consideration, Bracco committed to six semiannual payments to Neose in the amount of $125,000, for a total of $750,000. The Company recognized $83,333 and $250,000 of revenue under this agreement for the years ended December 31, 1995 and 1996, respectively.

Employment Agreements

    In November 1994, the Company entered into a three-year employment agreement with its President and Chief Financial Officer which provides for certain annual base salaries and bonuses of up to 50% of base salary at the discretion of the Compensation Committee of the board of directors. In connection with this agreement, the Company granted options to purchase 100,000 shares of common stock at $5.70 per share, 20,000 of which vested immediately, with the remainder vesting ratably over four years (see Note 7).

Leases and Construction Agreement

    In January 1992, the Company entered into a ten-year operating lease for office and laboratory facilities effective May 1992. The lease includes escalation clauses and is cancelable by the Company after five or seven years. Pursuant to this lease, the Company is required to maintain an escrow balance which is reduced ratably over the lease term.

    On August 30, 1996, the Company entered into a construction agreement for the planned expansion of its manufacturing capabilities. The Company expects to make capital expenditures for this expansion totaling approximately $7.5 million, which began in the fourth quarter of 1996. Termination of the agreement by the Company will result in a penalty. In connection with this expansion, on December 5, 1996, the Company entered into a nonbinding letter of intent with the owner of the leased facility to purchase the facility for approximately $3.8 million contingent upon, among other things, the Company obtaining financing for the acquisition.

    In June 1995, the Company entered into a master equipment lease agreement with a finance company that provides for up to $1.5 million in financing, of which $1,382,027 had been drawn as of December 31, 1996. In connection with the lease, the Company granted the lessor warrants to purchase 10,527 shares of common stock at $14.25 per share (see Note 7).

    Future minimum lease payments under the Company's leases as of December 31, 1996 are as follows:

                                Operating     Capital
                                 Leases        Lease
                               -----------------------

1997                            $319,675    $527,382
1998                             322,236     563,695
1999                             108,165          --
                               ------------------------

Total minimum lease payments    $750,076   1,091,077
                               =========
Less amount representing interest           (170,614)
                                           ---------
Present value of future minimum
lease payments                               920,463
Less current portion                        (404,129)
                                           ---------
                                            $516,334
                                           =========

    Rent expense was $322,275, $309,249 and $309,249 for the years ended December 31, 1994, 1995 and 1996, respectively. In addition, the Company has recorded a deferred rent liability for escalating rent payments in future years of $78,806 at December 31, 1996.

                                      F15


             Neose Technologies, Inc. (a development-stage company)


Notes to Financial Statements
(continued)


Note 10. Related-Party Transactions

    In 1994, the Company entered into an agreement with Paramount Capital, Inc. ("Paramount") for the private placement of the Series E. The sole shareholder of Paramount is a member of the Company's board of directors. The Company paid $1,246,505 in commissions and expenses pursuant to the agreement. Additionally, Paramount received warrants to purchase 216,780 shares of the Company's Series E at $5.23 per share.

    In 1995, Paramount acted as a placement agent for a portion of the Series F Convertible Preferred Stock. The Company paid $425,247 in commissions to Paramount in the year ended December 31, 1995. In addition, in December 1995, the Company granted an employee of Paramount options to purchase 49,999 shares of common stock at a weighted average exercise price of $17.94 per share, vesting in various amounts over five years, for financial advisory services.

    In February 1994, a member of the Company's board of directors advanced the Company $440,000 to fund the Company's restricted funds account held in escrow pursuant to the Company's facility lease. In April 1994, the Company repaid this balance.

                                      F16

                                  EXHIBIT INDEX

Exhibit
Number     Description
------     -----------

3.1 Second Amended and Restated Certificate of Incorporation of the Registrant. (Exhibit 3.1)(1)

3.2       Amended and Restated By-Laws of the Registrant. (Exhibit 3.2)(1)

4.1 See Exhibits 3.1 and 3.2 for provisions of the Second Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws of the Registrant defining rights of holders of Common Stock of the Registrant.

10.1 Stock Purchase Agreement, dated as of August 28, 1990, between the Registrant and the University of Pennsylvania. (Exhibit 10.1)(1)

10.2 License Agreement, dated as of August 28, 1990, between the Registrant and the University of Pennsylvania, as amended to date. (Exhibit 10.2)(1)

10.3      Form of Common Stock Subscription Agreement. (Exhibit 10.3)(1)

10.4      Form of Series A Preferred Stock Subscription Agreement. (Exhibit
          10.4)(1)

10.5 Form of Series B Preferred Stock Subscription and Stock Purchase Agreement. (Exhibit 10.5)(1)

10.6      Form of Series C Preferred Stock Subscription Agreement. (Exhibit
          10.6)(1)

10.7      Form of Series D Preferred Stock Subscription Agreement. (Exhibit
          10.7)(1)

10.8(a)+ Series D Preferred Stock Purchase Agreement, dated as of December 30, 1992, between the Registrant and Abbott Laboratories. (Exhibit 10.8(a))(1)

10.8(b)+ Supply Agreement, dated as of December 30, 1992, between the Registrant and Abbott Laboratories. (Exhibit 10.8(b))(1)

10.8(c)+ Research and License Agreement, dated as of December 30, 1992, between the Registrant and Abbott Laboratories. (Exhibit 10.8(c))(1)

10.8(d)+ Amendment to the Research and License Agreement, dated as of January 18, 1995, between the Registrant and Abbott Laboratories. (Exhibit 10.8(d))(2)

10.9 Form of Series E Preferred Stock Investors' Rights Agreement. (Exhibit 10.9)(1)

10.10 Form of Series F Preferred Stock Investors' Rights Agreement. (Exhibit 10.10)(1)

10.11 Form of Warrant to Purchase Common Stock, dated as of February 20, 1991. (Exhibit 10.11)(1)

10.12 Form of Warrant to Purchase Common Stock, dated as of June 30, 1993. (Exhibit 10.12)(1)

10.13 Form of Warrant to Purchase Common Stock, dated as of February 16, 1994. (Exhibit 10.13)(1)

10.14 Form of Warrant to Purchase Series E Preferred Stock, dated as of July 29, 1994. (Exhibit 10.14)(1)

10.15 Warrant for the Purchase of Common Stock, dated as of June 30, 1995, between the Registrant and Financing for Science International, Inc. (Exhibit 10.15)(1)

10.16++   1995 Stock Option/Stock Issuance Plan, as amended. (Exhibit 10.16)(2)

10.17++   Employee Stock Purchase Plan. (Exhibit 10.17)(1)

10.18 Lease Agreement dated January 9, 1992 between the Registrant and Pennsylvania Business Campus Delaware, Inc., as amended to date. (Exhibit 10.18)(1)

10.19++   Employment Agreement dated December 1, 1994 between the Registrant and
          P. Sherrill Neff. (Exhibit 10.19)(1)

10.20++ Employment Agreement dated April 1, 1992 between the Registrant and David A. Zopf, as amended to date. (Exhibit 10.20)(1)

10.21 Design-Build Agreement dated August 30, 1996 between the Registrant and Irwin & Leighton, Inc. (Exhibit 10.21)(2)

11*       Statement re: Computation of Net Loss Per Common Share.

23.1*     Consent of Arthur Andersen LLP.

24*       Powers of Attorney (included as part of signature page hereof).

27*       Financial Data Schedule.

------------------
*         Filed herewith

+ Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an order of the Commission granting the Registrant's application for confidential treatment filed pursuant to Rule 406 under the Securities Act.

++        Compensation plans and arrangements for executives and others.

(1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 33-80693) filed with the Commission on December 21, 1995, as amended.

(2) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-19629) filed with the Commission on January 13, 1997.