Form 10-Q
period 1997-03-31
NEOSE TECHNOLOGIES INC
filed 1997-05-15
CIK 877902

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997.


                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                   ----------------  -------------------

                         Commission file number: 0-27718


                            NEOSE TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        13-3549286
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                  102 Witmer Road, Horsham, Pennsylvania      19044
                 -----------------------------------------------------
                 (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code      (215) 441-5890
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
Yes    X       No
    --------      -------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,495,290 shares of common stock, $.01 par value, were outstanding as of April 30, 1997.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                                     INDEX



                                                                                       Page
                                                                                       ----
PART I. FINANCIAL INFORMATION:

        Item 1. Financial Statements

                Balance Sheets (unaudited) at December 31, 1996 and March 31, 1997......  3

                Statements of Operations (unaudited) for the three months ended
                March 31, 1996 and 1997, and from the period of inception
                through March 31, 1997..................................................  4

                Statements of Cash Flows (unaudited) for the three months ended
                March 31, 1996 and 1997, and from the period of inception
                through March 31, 1997..................................................  5

                Notes to Unaudited Financial Statements.................................  7


        Item 2. Management's Discussion and Analysis of Financial Condition and
                        Results of Operations...........................................  9


PART II. OTHER INFORMATION:

        Item 1. Legal Proceedings....................................................... 14

        Item 2. Changes in Securities................................................... 14

        Item 3. Defaults Upon Senior Securities......................................... 14

        Item 4. Submission of Matters to a Vote of Security Holders..................... 14

        Item 5. Other Information....................................................... 14

        Item 6. Exhibits and Reports on Form 8-K........................................ 14


SIGNATURES.............................................................................. 16

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements


                            NEOSE TECHNOLOGIES, INC.
                         (a development-stage company)
                                 BALANCE SHEETS
                                  (unaudited)

ASSETS                                          December 31, 1996      March 31, 1997
                                                -----------------      --------------
CURRENT ASSETS:
  Cash and cash equivalents                       $ 32,845,025          $ 51,378,170
  Restricted funds                                      73,828             3,091,474
  Prepaid expenses and other                           210,122               482,098
                                                  ------------          ------------
       Total current assets                         33,128,975            54,951,742
PROPERTY AND EQUIPMENT, net                          3,973,619            10,187,973
OTHER ASSETS                                            15,049                 3,400
                                                  ------------          ------------
                                                  $ 37,117,643          $ 65,143,115
                                                  ============          ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt              $    678,122          $    577,168
   Accounts payable                                    217,283               441,998
   Accrued compensation                                264,440               103,000
   Other accrued expenses                              161,130               144,637
   Deferred revenue                                     41,667               229,167
                                                  ------------          ------------
      Total current liabilities                      1,362,642             1,495,970
OTHER LIABILITIES                                       78,806                  --
LONG-TERM DEBT                                         556,405             9,837,090
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
    5,000,000 shares authorized; none
    issued                                                --                    --
  Common stock, $.01 par value; 30,000,000
     shares authorized; 8,214,624 and
     9,495,290 shares issued and outstanding            82,146                94,953
  Additional paid-in capital                        60,830,513            81,313,952
  Deferred compensation                               (269,925)             (247,431)
  Deficit accumulated during the development
     stage                                         (25,522,944)          (27,351,419
                                                  ------------          ------------
        Total stockholders' equity                $ 35,119,790          $ 53,810,055
                                                  ------------          ------------
                                                  $ 37,117,643          $ 65,143,115
                                                  ============          ============



        The accompanying notes are an integral part of these statements.

                            NEOSE TECHNOLOGIES, INC.
                         (a development-stage company)
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                   Three Months Ended              Period
                                                        March 31,               From Inception
                                              -------------------------------   (January 17, 1989)
                                                  1996               1997        to March 1997
                                              ------------      -------------  ------------------
REVENUES FROM COLLABORATIVE
   AGREEMENTS:                                $    337,500      $     312,500      $   5,542,213

OPERATING EXPENSES:
    Research and development                     1,649,635          1,768,895         24,747,453
    General and administrative                     560,528            913,411         10,107,097
                                              ------------      -------------      -------------
        Total operating expenses                 2,210,163          2,682,306         34,854,550
                                              ------------      -------------      -------------
        Operating loss                          (1,872,663)        (2,369,806)       (29,312,337)
                                              ------------      -------------      -------------
INTEREST INCOME                                    298,476            584,402          3,130,332

INTEREST EXPENSE                                   (72,358)           (43,071)         1,169,414
                                              ------------      -------------      -------------
NET LOSS                                      $ (1,646,545)     $  (1,828,475)     $ (27,351,419)
                                              ============      =============      =============


PRO FORMA NET LOSS PER SHARE                  $      (0.24)     $       (0.20)
                                              ============      =============
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                            6,808,000          9,092,000
                                              ============      =============







        The accompanying notes are an integral part of these statements

                            NEOSE TECHNOLOGIES, INC.
                         (a development-stage company)
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                            Three Months
                                                            Ended March 31,          Period from Inception
                                                    -------------------------------    (January 17, 1989)
                                                         1996              1997         to March 31, 1997
                                                    -------------     -------------    -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         $ (1,646,545)     $ (1,828,475)       $ (27,351,419)
   Adjustments to reconcile net loss to cash
     used in operating activities--
     Depreciation and amortization                       153,712           191,467            2,130,265
     Common stock issued for non-cash
      charges                                                --              --                  34,961
     Changes in operating assets and liabilities-
        Restricted funds                                  37,070        (3,017,646)          (3,091,474)
        Prepaid expenses and other                      (241,410)         (271,976)            (482,098)
        Other assets                                         --             11,649               (3,400)
        Accounts payable                                 164,634           224,715              441,998
        Accrued compensation                            (103,318)         (161,440)             147,473
        Other accrued expenses                           (24,463)          (16,493)             144,637
        Deferred revenue                                 187,500           187,500              229,167
        Other liabilities                                  3,973           (78,806)                --
                                                    ------------      ------------        -------------
        Net cash used in operating activities         (1,468,847)       (4,759,505)         (27,799,890)
                                                    ------------      ------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                (241,227)       (6,383,327)         (11,343,415)
     Proceeds from sale-leaseback of equipment              --                --              1,382,027
                                                    ------------      ------------        -------------
        Net cash used in investing activities           (241,227)       (6,383,327)          (9,961,388)
                                                    ------------      ------------        -------------





                                  (Continued)

                            NEOSE TECHNOLOGIES, INC.
                         (a development-stage company)
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                  (continued)

                                                            Three Months
                                                            Ended March 31,          Period from Inception
                                                    -------------------------------    (January 17, 1989)
                                                         1996              1997         to March 31, 1997
                                                    -------------     -------------    -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of notes              $     --           $     --           $   1,225,000
   Repayment of notes payable                             --                 --                (565,250)
   Proceeds from issuance of short-term debt              --                 --                 290,000
   Repayment of short-term debt                           --                 --                (290,000)
   Proceeds from issuance of long-term debt               --             9,400,000           10,510,869
   Repayment of long-term debt                          (180,672)         (220,268)          (1,983,087)
   Proceeds from issuance of preferred stock, net         --                 --              29,497,297
   Proceeds from issuance of common stock, net            --                87,041              467,706
   Proceeds from public offering, net                 29,536,164        20,339,013           49,466,174
   Proceeds from exercise of warrants                     --                 --                 333,920
   Proceeds from exercise of stock options               104,998            70,191              295,221
   Dividends paid                                        (18,000)            --                 (72,000)
   Issuance costs resulting from conversion of
      notes to common stock                               --                 --                 (36,402)
                                                    ------------       -----------        -------------
      Net cash provided by financing activities       29,442,490        29,675,977           89,139,448
                                                    ------------       -----------        -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS             27,732,416        18,533,145           51,378,170
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                          11,189,001        32,845,025               --
                                                    ------------       -----------        -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $ 38,921,417       $51,378,170        $  51,378,170
                                                    ============       ===========        =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                            $     74,595       $    45,768        $   1,095,479
                                                    ============       ===========        =============
  Non-cash financing activities--
     Issuance of common stock for dividends         $     --           $     --           $      90,000
                                                    ============       ===========        =============
     Issuance of common stock to employees
         in lieu of cash compensation               $     --           $     --           $      44,473
                                                    ============       ===========        =============



        The accompanying notes are an integral part of these statements

                            NEOSE TECHNOLOGIES, INC.
                         (a development-stage company)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.      Basis of Presentation

The unaudited financial statements at March 31, 1997, for the three months ended March 31, 1996 and 1997, and for the period from inception (January 17, 1989) to March 31, 1997, contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the unaudited information includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. The financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1996, included in Neose Technologies, Inc. ("Neose" or the "Company") Form 10-K and the Company's 1996 Annual Report.

2.      Sale of Common Stock

        On January 29, 1997, the Company sold 1,250,000 shares of Common Stock in a public offering at a price of $17.50 per share (the "Follow-on Offering"). The net proceeds to the Company after the payment of placement fees and offering expenses were approximately $20,339,000.

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

3.      Acquisition of Facility and Issuance of Long-term Debt

        On March 20, 1997, the Company purchased its previously leased facility for a total of approximately $3.8 million.

        In connection with the purchase of its facility and its planned GMP manufacturing expansion, on March 20, 1997, the Company issued, through the Montgomery County (Pennsylvania) Industrial Development Authority, the aggregate amount of $9.4 million of taxable and tax-exempt bonds. The bonds are supported by a AA-rated letter of credit, and a reimbursement agreement between the

Company's bank and the letter of credit issuer. The interest rate on the bonds will vary weekly, depending on market rates for AA-rated taxable and tax-exempt obligations, respectively. To provide credit support for this arrangement, the Company has given a first mortgage on the land, building, improvements, and certain machinery and equipment to its bank. In addition, the Company has agreed to certain covenants for the maintenance of minimum cash and short-term investment balances, and for minimum working capital requirements.

4.      Net Loss Per Share

        For the three months ended March 31, 1996, pro forma net loss per share was computed using the weighted-average number of common shares outstanding during the period, and includes all Convertible Preferred Stock which converted into shares of Common Stock immediately prior to the closing of the Offering as if they were converted into Common Stock on their original dates of issuance. For the three months ended March 31, 1997, net loss per share was computed using the weighted-average number of common shares outstanding during the period. Common stock equivalents were excluded for all periods presented because they are antidilutive.

5.      New Accounting Pronouncements

        Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which supersedes APB Opinion No. 15, "Earnings per Share," was issued in February 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the income statement. Basic EPS is computed by dividing income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS 128 is required to be adopted for year-end 1997; earlier application is not permitted. The Company does not expect the basic or diluted EPS measured under SFAS 128 to be materially different than its primary or fully-diluted EPS measured under APB No. 15.

        Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," was issued in February 1997. The Company does not expect it to result in any substantive change in its disclosure.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        The following discussion of the financial condition and results of operations of the Company contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements regarding the Company's future plans, events, or performance. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, the early stage of development of the Company's products, technological uncertainties, dependence on collaborative partners, the need for regulatory approval and effects of government regulation, and dependence on patents and trade secrets, as well as those described under "Business--Factors Affecting the Company's Business, Operating Results and Financial Condition" in Part I of the Company's 1996 Annual Report on Form 10-K.

        The Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 1997, and as of March 31, 1997, should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996, included in the Company's Form 10-K and the Company's 1996 Annual Report.

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

        The Company has not generated any revenues from operations, except for interest income and revenues from strategic alliances. The Company has incurred losses since its inception and, as of March 31, 1997, had a deficit accumulated during the development stage of approximately $27.4 million. The Company anticipates incurring additional losses over at least the next several years. Such losses may fluctuate significantly from quarter to quarter and are expected to increase as the Company expands its research and development programs, including preclinical studies and clinical studies for its pharmaceutical product candidates under development, and as the Company expands its manufacturing capabilities.

Results of Operations

        Revenues

        Revenues from collaborative agreements for the three months ended March 31, 1997, were $312,500, compared to $337,500 for the corresponding period in 1996. The decrease for the comparable three month period was due to non-recurring revenues received during the 1996 period.

        Operating Expenses

        Research and development expenses for the three months ended March 31, 1997, were $1,768,895, compared to $1,649,635 for the corresponding period in 1996. The increase was primarily attributable to the hiring of additional scientific personnel, increased purchases of laboratory supplies and services, increased clinical trial expenditures for NE-0080, and increased funding of external research.

        General and administrative expenses for the three months ended March 31, 1997, were $913,411, compared to $560,528 for the corresponding period in 1996. The increase was primarily attributable to increased patent and business development expenses, and expenses associated with being public company.

        Interest Income and Expense

        Interest income for the three months ended March 31, 1997, was $584,402, compared to $298,476 for the corresponding period in 1996. The increase was primarily attributable to higher average cash balances during the 1997 period resulting from the closing of the Company's Follow-on Offering in January 1997.

        Interest expense for the three months ended March 31, 1997, was $43,071, compared to $72,358 for the corresponding period in 1996. The decrease was due to lower average loan balances during the three months ended March 31, 1997, as compared to the corresponding period in 1996.

        Net Loss

        The Company incurred a net loss of $1,828,475, or $0.20 per share, for the three months ended March 31, 1997, compared to a net loss of $1,646,545, or $0.24 per share, for the corresponding period in 1996. The decrease in the net loss per share for the three months ended March 31, 1997 was primarily attributable to an increase in the shares used in computing net loss per share subsequent to the issuance of Common Stock in the Follow-on Offering in January 1997, which offset the increased actual loss for the 1997 period.

Liquidity and Capital Resources

        From inception through March 31, 1997, the Company has incurred a cumulative net loss of approximately $27.4 million, and has financed its operations through private and public offerings of its securities and revenues from its strategic alliances. The Company had $51.4 million in cash and cash equivalents at March 31, 1997, compared to $32.8 million at December 31, 1996. This increase is primarily attributable to the receipt of net proceeds from the Follow-on Offering in January 1997. In January 1997, the Company sold 1,250,000 shares of Common Stock to the public at a price per share of $17.50. The Company received proceeds of approximately $20.3 million after deducting placement fees and offering expenses.

        The Company and Abbott, have entered into collaborative agreements to develop breast milk oligosaccharides as additives to infant formula and other nutritional products. Under this strategic alliance, the Company has received approximately $11.2 million in contract payments, license fees, milestone payments, and equity investments. In addition, Abbott is required to make an additional payment of $5 million to Neose within 60 days of the first commercial sale, if any, of infant formula containing the Company's nutritional additive. Abbott may (i) at any time prior to the first commercial sale, if any, of infant formula containing the Company's nutritional additive, elect to make its license agreement non-exclusive, in which event the license fees payable by Abbott after commercialization would be reduced by 50%, and Abbott's obligations to make contract and milestone payments, including the $5 million milestone payment, would be terminated, or (ii) elect to terminate the license agreement and return the licensed technology to Neose upon 60 days' notice, in which event it would have no further funding obligation to the Company, including no obligation to make the $5 million milestone payment. In addition, under the terms of the Abbott agreement, if Abbott fails to make appropriate regulatory filings with the FDA for the addition of Neose's oligosaccharide to infant formula prior to December 1, 1997, Neose, at its option, may elect to convert the license of Neose technology to a non-exclusive license to Abbott, in which event the license fees payable by Abbott after commercialization would be reduced by 50%, and Abbott's obligations to make contract and milestone payments, including the $5 million milestone payment, would be terminated.

        On March 20, 1997, the Company purchased its previously leased facility for a total of approximately $3.8 million. In addition, the Company expects to incur a total of approximately $7.5 million of capital expenditures, which began in the fourth quarter of 1996, to expand GMP manufacturing capabilities for NE-0080, and to establish GMP manufacturing capabilities for NE-1530 and NE-0501. In each case, the Company believes that the planned GMP capacity will be adequate to complete clinical trials for the respective compounds. In addition, the Company believes that the planned expansion will give it capacity to manufacture under GMP conditions certain amounts of these and other carbohydrates for third parties.

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

        During the three months ended March 31, 1997, the Company purchased approximately $241,000 of capital equipment and items previously characterized as leasehold improvements.

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

        To the extent that funds generated from the Company's operations, together with its existing capital resources, and the interest earned thereon, are insufficient to meet current or planned operating requirements, it is likely that the Company will seek to obtain additional funds through equity or debt financings, collaborative or other arrangements with corporate partners and others, and from other sources. The terms and prices of any such financings may be significantly more favorable than those obtained by present stockholders of the Company, which could have the effect of diluting or adversely affecting the holdings or the rights of existing stockholders of the Company. The Company does not currently have any committed sources of additional financing. There can be no assurance that additional financing will be available when needed, if at all, or on terms acceptable to the Company.

        If adequate additional funds are not available, for these purposes or otherwise, the Company's business, financial condition, and results of operations will be materially and adversely affected. In such circumstances, the Company may be required to delay, scale back, or eliminate certain of its research and product development activities or certain other aspects of its business or attempt to obtain funds through collaborative arrangements that may require the Company to relinquish some or all of its rights to certain of its intellectual property, product candidates, or products.

PART  II.       OTHER INFORMATION

Item 1. Legal Proceedings.  None


Item 2. Changes in Securities.  None


Item 3. Defaults Upon Senior Securities.  None


Item 4. Submission of Matters to a Vote of Security Holders.  None


Item 5. Other Information.  None


Item 6. Exhibits and Reports on Form 8-K.

        A. Exhibits. The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

             2.1 Agreement for Purchase and Sale of Real Property, dated March 14, 1997, by and between the Registrant and Pennsylvania Business Campus Delaware, Inc.

             4.1 Representation of the Registrant pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K.

             4.2 Trust Indenture, dated as of March 1, 1997, between Montgomery County Industrial Development Authority and Dauphin Deposit Bank and Trust Company.

             4.3 Form of Montgomery County Industrial Development Authority Federally Taxable Variable Rate Demand Revenue Bond (Neose Technologies, Inc. Project) Series B of 1997.

            10.1 Loan Agreement, dated as of March 1, 1997, between the Registrant and Montgomery County Industrial Development Authority.

            10.2 Participation and Reimbursement Agreement, dated as of March 1, 1997, between Jefferson Bank and CoreStates Bank, N.A.

            10.3     Form of CoreStates Bank, N.A. Irrevocable Letter of Credit.

            10.4 Pledge, Security and Indemnification Agreement, dated as of March 1, 1997, by and among the Registrant, CoreStates Bank, N.A. and Jefferson Bank.

            10.5 Reimbursement Agreement, dated as of March 1, 1997, between the Registrant and Jefferson Bank.

            10.6     Specimen of Note from Registrant to Jefferson Bank.

            10.7    Mortgage, Assignment and Security Agreement, dated
                     March 20, 1997, between the Registrant and Jefferson Bank.

            10.8    Security Agreement, dated as of March 1, 1997, by and
                     between the Registrant and Jefferson Bank.

            10.9    Assignment of Contract, dated as of March 20, 1997,
                     between the Registrant and Jefferson Bank.

            10.10 Custodial and Collateral Security Agreement, dated as of March 20, 1997, by and among the Registrant, Offitbank and Jefferson Bank.

            10.11 Placement Agreement, dated March 20, 1997, among the Registrant, Montgomery County Industrial Development Authority and CoreStates Capital Markets.

            10.12 Remarketing Agreement, dated as of March 1, 1997, between the Registrant and CoreStates Capital Markets

            10.13    Amended and Restated 1995 Stock Option/Stock Issuance Plan.

            27       Financial Data Schedule.


          B.    Reports on Form 8-K.   None

                                   SIGNATURES


                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          NEOSE TECHNOLOGIES, INC.



Date: May 14, 1997                     By: /s/  P. Sherrill Neff
                                           ------------------------------------
                                           P. Sherrill Neff
                                           President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number       Description
-------      -----------

2.1          Agreement for Purchase and Sale of Real Property, dated March
             14, 1997, by and between the Registrant and Pennsylvania
             Business Campus Delaware, Inc.

4.1          Representation of the Registrant pursuant to Item 601(b)(4)(iii)(A) of
             Regulation S-K.

4.2          Trust Indenture, dated as of March 1, 1997, between Montgomery County
             Industrial Development Authority and Dauphin Deposit Bank and Trust
             Company.

4.3          Form of Montgomery County Industrial Development Authority Federally
             Taxable Variable Rate Demand Revenue Bond (Neose Technologies, Inc.
             Project) Series B of 1997.

10.1         Loan Agreement, dated as of March 1, 1997, between the
             Registrant and Montgomery County Industrial Development
             Authority.

10.2 Participation and Reimbursement Agreement, dated as of March 1, 1997, between Jefferson Bank and CoreStates Bank, N.A.

10.3         Form of CoreStates Bank, N.A. Irrevocable Letter of Credit.

10.4         Pledge, Security and Indemnification Agreement, dated as of March 1, 1997, by and among the Registrant, CoreStates Bank, N.A. and Jefferson Bank.

10.5         Reimbursement Agreement, dated as of March 1, 1997, between the Registrant and Jefferson Bank.

10.6         Specimen of Note from Registrant to Jefferson Bank.

10.7         Mortgage, Assignment and Security Agreement, dated March 20, 1997, between the Registrant and Jefferson Bank.

10.8         Security Agreement, dated as of March 1, 1997, by and between the Registrant and Jefferson Bank.

10.9         Assignment of Contract, dated as of March 20, 1997, between the Registrant and Jefferson Bank.

10.10        Custodial and Collateral Security Agreement, dated as of March 20, 1997, by and among the Registrant, Offitbank and Jefferson Bank.

10.11        Placement Agreement, dated March 20, 1997, among the Registrant,
             Montgomery County Industrial Development Authority and CoreStates Capital
             Markets.

10.12        Remarketing Agreement, dated as of March 1, 1997, between the Registrant and
             CoreStates Capital Markets.

10.13        Amended and Restated 1995 Stock Option/Stock Issuance Plan.

27           Financial Data Schedule.