Form 10-Q
period 1997-06-30
NEOSE TECHNOLOGIES INC
filed 1997-08-14
CIK 877902

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
(Mark One)

------     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  X        SECURITIES EXCHANGE ACT OF 1934
------

           For the quarterly period ended June 30, 1997.


                                       OR
------     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
------     For the transition period from _______________ to _________________


                         Commission file number: 0-27718


                            NEOSE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
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
Yes  X  No
    ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,495,623 shares of common stock, $.01 par value, were outstanding as of July 31, 1997.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                                      INDEX
                                      -----

                                                                                                               Page
                                                                                                               ----
PART I.  FINANCIAL INFORMATION:
-------  ----------------------

Item 1.  Financial Statements

         Balance Sheets (unaudited) at December 31, 1996 and June 30, 1997........................................3

         Statements of Operations (unaudited) for the three and six months ended
         June 30, 1996 and 1997, and from the period of inception through
         June 30, 1997 ...........................................................................................4

         Statements of Cash Flows (unaudited) for the six months ended
         June 30, 1996 and 1997, and from the period of inception through
         June 30, 1997............................................................................................5

         Notes to Unaudited Financial Statements..................................................................7


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...................................................................................10


PART II. OTHER INFORMATION:
-------  ------------------

Item 1.  Legal Proceedings.......................................................................................15

Item 2.  Changes in Securities...................................................................................15

Item 3.  Defaults Upon Senior Securities.........................................................................15

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................15

Item 5.  Other Information.......................................................................................16

Item 6.  Exhibits and Reports on Form 8-K........................................................................16


SIGNATURES.......................................................................................................17
----------


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                                 BALANCE SHEETS
                                   (unaudited)


ASSETS
                                                                                            December 31, 1996         June 30, 1997
                                                                                            -----------------         -------------
CURRENT ASSETS:
     Cash and cash equivalents .........................................................         $ 32,845,025          $ 28,121,460
     Marketable securities .............................................................                 --              19,013,761
     Restricted funds ..................................................................               73,828             2,273,815
     Prepaid expenses and other ........................................................              210,122               387,893
                                                                                                 ------------          ------------
         Total current assets ..........................................................           33,128,975            49,796,929
PROPERTY, PLANT AND EQUIPMENT, net .....................................................            3,973,619            12,957,062
OTHER ASSETS ...........................................................................               15,049                 3,400
                                                                                                 ------------          ------------
                                                                                                 $ 37,117,643          $ 62,757,391
                                                                                                 ============          ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt .................................................         $    678,122          $  1,014,218
     Accounts payable ..................................................................              217,283               262,955
     Accrued compensation ..............................................................              264,440               178,000
     Other accrued expenses ............................................................              161,130               248,651
     Deferred revenue ..................................................................               41,667                41,667
                                                                                                 ------------          ------------
         Total current liabilities .....................................................            1,362,642             1,745,491
OTHER LIABILITIES ......................................................................               78,806                  --
LONG-TERM DEBT .........................................................................              556,405             9,215,193
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued                                --                    --
Common stock, $.01 par value; 30,000,000 shares authorized;
     8,214,624 and 9,495,290 shares issued and outstanding .............................               82,146                94,953
     Additional paid-in capital ........................................................           60,830,513            81,503,473
     Deferred compensation .............................................................             (269,925)             (408,313)
     Deficit accumulated during the development stage ..................................          (25,522,944)          (29,393,406)
                                                                                                 ------------          ------------
         Total stockholders' equity ....................................................         $ 35,119,790          $ 51,796,707
                                                                                                 ------------          ------------
                                                                                                 $ 37,117,643          $ 62,757,391
                                                                                                 ============          ============

        The accompanying notes are an integral part of these statements.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)




                                         Three Months Ended             Six Months Ended        Period from
                                              June 30,                      June 30,             Inception
                                  -----------------------------   ---------------------------(January 17, 1989)
                                      1996            1997           1996            1997     to June 30, 1997
                                  -----------    --------------  ------------    ------------ ----------------
REVENUES FROM
  COLLABORATIVE AGREEMENTS ...    $   356,100    $      312,500  $    693,600    $    625,000  $    5,854,713
                                  -----------    --------------  ------------    ------------  --------------
OPERATING EXPENSES:

  Research and development ...      1,739,908         1,979,911     3,389,543       3,748,805      26,727,363

  General and administrative .        630,980           775,650     1,191,508       1,689,062      10,882,748
                                  -----------    --------------  ------------    ------------  --------------

      Total operating expenses      2,370,888         2,755,561     4,581,051       5,437,867      37,610,111
                                  -----------    --------------  ------------    ------------  --------------

      Operating Loss .........     (2,014,788)       (2,443,061)   (3,887,451)     (4,812,867)    (31,755,398)
                                  -----------    --------------  ------------    ------------  --------------

INTEREST INCOME ..............        496,507           587,078       794,983       1,171,480       3,717,410


INTEREST EXPENSE .............        (65,472)         (186,004)     (137,830)       (229,075)     (1,355,418)
                                  -----------    --------------  ------------    ------------  --------------

NET LOSS .....................    $(1,583,753)   $   (2,041,987) $ (3,230,298)   $ (3,870,462) $  (29,393,406)
                                  ===========    ==============  ============    ============  ==============
PRO FORMA NET LOSS PER
    SHARE ....................    $     (0.19)   $        (0.22) $      (0.43)   $      (0.42)
                                  ===========    ==============  ============    ============

WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING ......      8,176,000         9,495,000     7,492,000       9,295,000
                                  ===========    ==============  ============    ============



         The accompanying notes are an integral part of these statements

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                            Six Months
                                                           Ended June 30,       Period from Inception
                                                    --------------------------    (January 17, 1989)
                                                       1996             1997       to June 30, 1997
                                                    ----------      ----------  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ....................................   $ (3,230,298)   $ (3,870,462)       $(29,393,406)
  Adjustments to reconcile net loss to cash
    used in operating activities--
    Depreciation and amortization .............        316,773         376,766           2,315,564
    Common stock issued for non-cash
    charges....................................           --              --                34,961

    Changes in operating assets and liabilities
        Restricted funds ......................         73,799      (2,199,987)         (2,273,815)
        Prepaid expenses and other ............       (154,708)       (177,771)           (387,893)
        Other assets ..........................           --            11,649              (3,400)
        Accounts payable ......................         17,709          45,672             262,955
        Accrued compensation ..................        (43,318)        (86,440)            222,473
        Other accrued expenses ................       (143,213)         87,521             248,651
        Deferred revenue ......................           --              --                41,667
        Other liabilities .....................          4,928         (78,806)               --
                                                    ----------      ----------         -----------
        Net cash used in operating activities..     (3,158,328)     (5,891,858)        (28,932,243)
                                                    ----------      ----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ..       (445,717)     (9,309,075)        (14,269,163)
  Proceeds from sale-leaseback of equipment ...           --              --             1,382,027
                                                    ----------      ----------         -----------
    Net cash used in investing activities .....       (445,717)     (9,309,075)        (12,887,136)
                                                    ----------      ----------         -----------










                                   (Continued)

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (continued)




                                                      Six Months Ended June 30, Period from Inception
                                                    ---------------------------- (January 17, 1989)
                                                        1996            1997      to June 30, 1997
                                                    ------------    ------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of notes ...........   $       --      $       --      $  1,225,000
  Repayment of notes payable ....................           --              --          (565,250)
  Proceeds from issuance of short-term debt .....           --              --           290,000
  Repayment of short-term debt ..................           --              --          (290,000)
  Proceeds from issuance of long-term debt ......           --         9,400,000      10,510,869
  Repayment of long-term debt ...................       (368,144)       (405,116)     (2,167,935)
  Proceeds from issuance of preferred stock, net            --              --        29,497,297
  Proceeds from issuance of common stock, net ...           --            87,041         467,706
  Proceeds from public offering, net ............     29,536,164      20,339,013      49,466,174
  Proceeds from exercise of warrants ............           --              --           333,920
  Proceeds from exercise of stock options .......        118,137          70,191         295,221
  Dividends paid ................................        (18,000)           --           (72,000)
  Issuance costs resulting from conversion of
  notes to common stock                                     --              --           (36,402)
                                                    ------------    ------------    ------------
    Net cash provided by financing activities ...     29,268,157      29,491,129      88,954,600
                                                    ------------    ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS........     25,664,112      14,290,196      47,135,221
CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD .....................................     11,189,001      32,845,025            --
                                                    ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END ..................
  OF PERIOD                                         $ 36,853,113    $ 47,135,221    $ 47,135,221
                                                    ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest ........................   $    142,391    $    193,573    $  1,243,284
                                                    ============    ============    ============
  Non-cash financing activities--
    Issuance of common stock for dividends ......   $       --      $       --      $     90,000
                                                    ============    ============    ============
    Issuance of common stock to employees
      in lieu of cash compensation ..............   $       --      $       --      $     44,473
                                                    ============    ============    ============



         The accompanying notes are an integral part of these statements

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



1. Basis of Presentation

     The unaudited financial statements at June 30, 1997, for the three and six months ended June 30, 1996 and 1997, and for the period from inception (January 17, 1989) to June 30, 1997, contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the unaudited information includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. The financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1996, included in Neose Technologies, Inc. ("Neose" or the "Company") Form 10-K and the Company's 1996 Annual Report.

2. Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and marketable financial instruments with original maturities of 90 days or less. The Company held the following cash and cash equivalents on the dates indicated below.

                                       December 31, 1996  June 30, 1997
                                       -----------------  -------------
Cash and money market accounts            $ 1,254,681      $   275,192
Repurchase agreements                      31,590,344             --
U.S. Government Agency security                  --         27,846,268
                                          -----------      -----------
                                          $32,845,025      $28,121,460
                                          ===========      ===========

3. Marketable Securities

     In accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities," the Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation at each balance sheet date. At June 30, 1997, all marketable securities have been classified as "Available-for-Sale" securities. Available-for-Sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity. At June 30, 1997, there were no material unrealized gains or losses.

     Marketable securities consist of U.S. Treasury Notes with original maturities greater than 90 days. The Company has established guidelines relative to concentration, maturities, and credit ratings that maintain safety and liquidity.


4. Sale of Common Stock

     On January 29, 1997, the Company offered and sold 1,250,000 shares of Common Stock at a public offering price of $17.50 per share (the "Follow-on Offering"). The net proceeds to the Company from the Follow-on Offering after the payment of placement fees and offering expenses were approximately $20,339,000.

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

5. Acquisition of Facility and Issuance of Long-term Debt

     On March 20, 1997, the Company purchased its previously leased facility for a total of approximately $3.8 million.

     In connection with the purchase of its facility and its planned GMP manufacturing expansion, on March 20, 1997, the Company issued, through the Montgomery County (Pennsylvania) Industrial Development Authority, the aggregate amount of $9.4 million of taxable and tax-exempt bonds (the "MCIDA Bond Issuance"). The bonds are supported by a AA-rated letter of credit, and a reimbursement agreement between the Company's bank and the letter of credit issuer. The interest rate on the bonds will vary weekly, depending on market rates for AA-rated taxable and tax-exempt obligations, respectively. To provide credit support for this arrangement, the Company has given a first mortgage on the land, building, improvements, and certain machinery and equipment to its bank. In addition, the Company has agreed to certain covenants for the maintenance of minimum cash and short-term investment balances, and for minimum working capital requirements.

6. Net Loss Per Share

     For the three and six months ended June 30, 1996, pro forma net loss per share was computed using the weighted-average number of common shares outstanding during the period, and includes all Convertible Preferred Stock which converted into shares of Common Stock immediately prior to the closing of the Offering as if they were converted into Common Stock on their original dates of issuance. For the three and six months ended June 30, 1997, net loss per share was computed using the weighted-average number of common shares outstanding during the period. Common stock equivalents were excluded for all periods presented because they are antidilutive.


7. New Accounting Pronouncements

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

     Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), was issued in February 1997. In addition, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), was issued in June 1997. The Company does not expect SFAS 129 or SFAS 130 to result in any substantive changes in its disclosure.

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

     The Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 1997, and as of June 30, 1997, should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996, included in the Company's Form 10-K and the Company's 1996 Annual Report.

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

     The Company has not generated any revenues from operations, except for interest income and revenues from strategic alliances. The Company has incurred losses since its inception and, as of June 30, 1997, had a deficit accumulated during the development stage of approximately $29.4 million. The Company anticipates incurring additional losses over at least the next several years. Such losses may fluctuate significantly from quarter to quarter and are expected to increase as the Company expands its research and development programs, including preclinical studies and clinical studies for its pharmaceutical product candidates under development, and as the Company expands its manufacturing capabilities.

Results of Operations

  Revenues

     Revenues from collaborative agreements for the three and six months ended June 30, 1997, were $312,500 and $625,000, respectively, compared to $356,100 and $693,600, respectively, for the corresponding periods in 1996. The decreases for the comparable three and six month periods were due to non-recurring revenues received during the 1996 periods.

  Operating Expenses

     Research and development expenses for the three and six months ended June 30, 1997, were $1,979,911 and $3,748,805, respectively, compared to $1,739,908 and $3,389,543, respectively, for the corresponding periods in 1996. The increase was primarily attributable to financing expenses associated with the MCIDA Bond Issuance, increased clinical trial expenditures for NE-0080, and increased funding of external research.

     General and administrative expenses for the three and six months ended June 30, 1997, were $775,650 and $1,689,062, respectively, compared to $630,980 and
$1,191,508, respectively, for the corresponding periods in 1996. The increase was primarily attributable to increased business development expenses and expenses associated with being a public company.

  Interest Income and Expense

     Interest income for the three and six months ended June 30, 1997, was $587,078 and $1,171,480, respectively, compared to $496,507 and $794,983, respectively, for the corresponding periods in 1996. The increase was primarily attributable to higher average cash and investment balances during the 1997 period resulting from the closing of the Company's Follow-on Offering in January 1997.

     Interest expense for the three and six months ended June 30, 1997, was $186,004 and $229,075, respectively, compared to $65,472 and $137,830, respectively, for the corresponding periods in 1996. The increase was due to higher average loan balances during the period resulting from the MCIDA Bond Issuance in March 1997.

  Net Loss

     The Company incurred net losses of $2,041,987 and $3,870,462, or $0.22 and $0.42 per share, for the three and six months ended June 30, 1997, respectively, compared to net losses of $1,583,753 and $3,230,298, or $0.19 and $0.43 per share, for the corresponding periods in 1996. The decrease in the net loss per share for the six months ended June 30, 1997 was primarily attributable to an increase in the shares used in computing net loss per share subsequent to the issuance of Common Stock in the Follow-on Offering in January 1997, which offset the increased actual loss for the 1997 period.

Liquidity and Capital Resources

     From inception through June 30, 1997, the Company has incurred a cumulative net loss of approximately $29.4 million, and has financed its operations through private and public offerings of its securities and revenues from its strategic alliances. The Company had approximately $47.1 million in cash and investments at June 30, 1997, compared to $32.8 million at December 31, 1996. This increase is primarily attributable to the receipt of net proceeds from the Follow-on Offering in January 1997. In January 1997, the Company sold 1,250,000 shares of Common Stock to the public at a price per share of $17.50. The Company received proceeds of approximately $20.3 million after deducting placement fees and offering expenses.

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

         On March 20, 1997, the Company purchased its previously leased facility for a total of approximately $3.8 million. In addition, beginning in the fourth quarter of 1996, the Company commenced a construction project in its facility to expand GMP manufacturing capabilities for NE-0080, and to establish GMP manufacturing capabilities for NE-1530 and NE-0501 ("Planned GMP Manufacturing Expansion"). In each case, the Company believes that the planned GMP capacity will be adequate to complete clinical trials for the respective compounds. In addition, the Company believes that the Planned GMP Manufacturing Expansion will give it capacity to manufacture under GMP conditions certain amounts of these and other carbohydrates for third parties. In connection with the Planned GMP Manufacturing Expansion, the Company expects to expend approximately $7.5 million, of which $6.4 million and $1.2 million were expended as of June 30, 1997 and December 31, 1996, respectively.

     In connection with the purchase of its facility and the Planned GMP Manufacturing Expansion, on March 20, 1997, the Company issued, through the Montgomery County (Pennsylvania) Industrial Development Authority, the aggregate amount of $9.4 million of taxable and tax-exempt bonds. The bonds are supported by a AA-rated letter of credit, and a reimbursement agreement between the Company's bank and the letter of credit issuer. The interest rate on the bonds will vary weekly, depending on market rates for AA-rated taxable and tax-exempt obligations, respectively. At June 30, 1997, the effective, blended interest rate was 7% per annum, including letter-of-credit and other fees. To provide credit support for this arrangement, the Company has given a first mortgage on the land, building, improvements, and certain machinery and equipment to its bank. In addition, the Company has agreed to certain covenants for the maintenance of minimum cash and short-term investment balances, and for minimum working capital requirements.

     During the six months ended June 30, 1997, the Company purchased approximately $9.3 million of property and equipment, of which $3.8 million was expended to purchase its facility, and $5.2 million was expended in connection with the Company's Planned GMP Manufacturing Expansion.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings. None.

Item 2.  Changes in Securities.

         In connection with the MCIDA Bond Issuance, the Company gave a first mortgage on its land, building, improvements, and certain machinery and equipment to its bank. In addition, the Company agreed to maintain minimum cash and short-term investment balances ("Unrestricted Cash") of $20 million. If Unrestricted Cash should fall below $20 million (but not less than $15 million), the Company shall be required to transfer into a restricted cash account, an amount of Unrestricted Cash equal to one-half of the remaining letter-of-credit amount of the taxable portion of the MCIDA Bond Issuance ("MCIDA Restricted Cash"). If Unrestricted Cash, together with MCIDA Restricted Cash, should fall below $15 million, the Company shall be required to transfer into a restricted cash account, an amount of Unrestricted Cash equal to the remaining letter-of-credit amount of the taxable portion of the MCIDA Bond Issuance, less the initial transfer of MCIDA Restricted Cash. In addition, the Company is required to maintain a minimum working capital position (including MCIDA Restricted Cash) of $20 million.

Item 3.  Defaults Upon Senior Securities. None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         A. The Company's Annual Meeting of Stockholders was held on June 19, 1997.

         B. The motions before stockholders were:

            1. To elect seven Directors.

                            Votes       Votes    Votes                  Broker
 Name of Director            For       Against  Withheld  Abstentions  Nonvotes
 ----------------            ---       -------  --------  -----------  --------

Stephen A. Roth, Ph.D.       7,765,165     --     17,668      --          --
P. Sherrill Neff             7,769,333     --     13,500      --          --
William F. Hamilton, Ph.D.   7,769,333     --     13,500      --          --
Douglas J. MacMaster, Jr     7,769,333     --     13,500      --          --
Lindsay A. Rosenwald, M.D    7,769,333     --     13,500      --          --
Lowell E. Sears              7,769,333     --     13,500      --          --
Jerry A. Weisbach, Ph.D      7,769,333     --     13,500      --          --

            2. To approve and adopt the Company's Amended and Restated 1995 Stock Option/Stock Issuance Plan (the "Amended Plan") to, among other things, comply with the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended, increase the number of shares authorized for issuance under the Amended Plan, and change the amount of shares issuable to any individual under the Amended Plan.


                 Votes For               4,442,072
                 Votes Against           1,556,904
                 Votes Withheld            --
                 Abstentions                49,308
                 Broker Nonvotes           --


             3. To ratify the selection of Arthur Andersen LLP, independent public accountants, as auditors of the Company for the fiscal year ending December 31, 1997.


                 Votes For               7,760,332
                 Votes Against               5,234
                 Votes Withheld            --
                 Abstentions                17,267
                 Broker Nonvotes           --


Item 5. Other Information. None.


Item 6. Exhibits and Reports on Form 8-K. None.

SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            NEOSE TECHNOLOGIES, INC.



Date:    August 14, 1997        By:  /s/  P. Sherrill Neff
                                     ---------------------
                                     P. Sherrill Neff
                                     President and Chief Financial Officer