Form 10-Q
period 1997-09-30
NEOSE TECHNOLOGIES INC
filed 1997-11-14
CIK 877902

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997.


                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                         Commission file number: 0-27718


                            NEOSE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                13-3549286
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


102 Witmer Road, Horsham, Pennsylvania                     19044
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

Yes __X__    No _____


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,517,504 shares of common stock, $.01 par value, were outstanding as of October 31, 1997.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                                      INDEX


                                                                                                                  Page
                                                                                                                  ----
PART I.  FINANCIAL INFORMATION:

     Item 1. Financial Statements

         Balance Sheets at December 31, 1996 and September 30, 1997 (unaudited)..................................   3

         Statements of Operations (unaudited) for the three and nine months ended
         September 30, 1996 and 1997, and from the period of inception through
         September 30, 1997 .....................................................................................   4

         Statements of Cash Flows (unaudited) for the nine months ended
         September 30, 1996 and 1997, and from the period of inception through
         September 30, 1997......................................................................................   5

         Notes to Unaudited Financial Statements.................................................................   7


     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations...............................................................................  11


PART II. OTHER INFORMATION:

     Item 1.  Legal Proceedings..................................................................................  16

     Item 2.  Changes in Securities and Use of Proceeds..........................................................  16

     Item 3.  Defaults Upon Senior Securities....................................................................  17

     Item 4.  Submission of Matters to a Vote of Security Holders................................................  17

     Item 5.  Other Information..................................................................................  17

     Item 6.  Exhibits and Reports on Form 8-K...................................................................  17


SIGNATURES ......................................................................................................  18

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements


                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)
                                 BALANCE SHEETS

                                                                                           December 31, 1996      September 30, 1997
                                                                                           -----------------      ------------------
                                                                                                                      (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ......................................................            $ 32,845,025           $ 26,990,232
  Marketable securities ..........................................................                    --               18,802,820
  Restricted funds ...............................................................                  73,828                688,940
  Prepaid expenses and other .....................................................                 210,122                308,369
                                                                                              ------------           ------------
    Total current assets .........................................................              33,128,975             46,790,361
PROPERTY AND EQUIPMENT, net ......................................................               3,973,619             13,917,485
OTHER ASSETS .....................................................................                  15,049                  3,400
                                                                                              ------------           ------------
                                                                                              $ 37,117,643           $ 60,711,246
                                                                                              ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt ..............................................            $    678,122           $  1,046,531
  Accounts payable ...............................................................                 217,283                206,048
  Accrued compensation ...........................................................                 264,440                253,000
  Other accrued expenses .........................................................                 161,130                382,353
  Deferred revenue ...............................................................                  41,667                   --
                                                                                              ------------           ------------
    Total current liabilities ....................................................               1,362,642              1,887,932
OTHER LIABILITIES ................................................................                  78,806                   --
LONG-TERM DEBT ...................................................................                 556,405              9,035,969
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 5,000,000 shares authorized;
    none issued ..................................................................                    --                     --
  Common stock, $.01 par value; 30,000,000 shares authorized;
    8,214,624 and 9,513,878 shares issued and outstanding ........................                  82,146                 95,139
  Additional paid-in capital .....................................................              60,830,513             81,640,449
  Deferred compensation ..........................................................                (269,925)              (373,975)
  Deficit accumulated during the development stage ...............................             (25,522,944)           (31,574,268)
                                                                                              ------------           ------------
    Total stockholders' equity ...................................................            $ 35,119,790           $ 49,787,345
                                                                                              ------------           ------------
                                                                                              $ 37,117,643           $ 60,711,246
                                                                                              ============           ============


        The accompanying notes are an integral part of these statements.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                                                    Period from
                                              Three Months Ended                     Nine Months Ended               Inception
                                                 September 30,                         September 30,             (January 17, 1989)
                                        -------------------------------       -------------------------------            to
                                            1996               1997               1996               1997        September 30, 1997
                                        ------------       ------------       ------------       ------------    ------------------
REVENUES FROM
  COLLABORATIVE AGREEMENTS ..........   $    312,500       $     83,667       $  1,006,100       $    708,667       $  5,938,380
                                        ------------       ------------       ------------       ------------       ------------

OPERATING EXPENSES:

  Research and development ..........      1,510,191          1,874,433          4,899,734          5,623,237         28,601,796

  General and administrative ........        596,836          1,079,184          1,788,343          2,768,247         11,961,932
                                        ------------       ------------       ------------       ------------       ------------

      Total operating expenses ......      2,107,027          2,953,617          6,688,077          8,391,484         40,563,728
                                        ------------       ------------       ------------       ------------       ------------

      Operating Loss ................     (1,794,527)        (2,869,950)        (5,681,977)        (7,682,817)       (34,625,348)
                                        ------------       ------------       ------------       ------------       ------------


INTEREST INCOME .....................        483,262            848,259          1,278,245          2,019,739          4,565,669


INTEREST EXPENSE ....................        (58,318)          (159,171)          (196,148)          (388,246)        (1,514,589)
                                        ------------       ------------       ------------       ------------       ------------


NET LOSS ............................   $ (1,369,583)      $ (2,180,862)      $ (4,599,880)      $ (6,051,324)      $(31,574,268)
                                        ============       ============       ============       ============       ============


PRO FORMA NET LOSS PER
    SHARE ...........................   $      (0.17)      $      (0.23)      $      (0.60)      $      (0.65)
                                        ============       ============       ============       ============


WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING .............      8,193,000          9,506,000          7,728,000          9,366,000
                                        ============       ============       ============       ============


         The accompanying notes are an integral part of these statements

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                   Nine Months
                                                                                Ended September 30,       Period from Inception
                                                                         ------------------------------    (January 17, 1989)
                                                                             1996              1997       to September 30, 1997
                                                                         ------------      ------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ....................................................          $ (4,599,880)     $ (6,051,324)       $(31,574,268)
  Adjustments to reconcile net loss to cash
    used in operating activities--
    Depreciation and amortization .............................               416,986           629,708           2,568,506
    Common stock issued for non-cash
    charges ...................................................                  --                --                34,961
    Changes in operating assets and liabilities-
      Restricted funds ........................................               110,718          (615,112)           (688,940)
      Prepaid expenses and other ..............................              (134,198)          (98,247)           (308,369)
      Other assets ............................................                  --              11,649              (3,400)
      Accounts payable ........................................                10,079           (11,235)            206,048
      Accrued compensation ....................................                16,682           (11,440)            297,473
      Other accrued expenses ..................................              (167,023)          221,223             382,353
      Deferred revenue ........................................               312,500           (41,667)               --
      Other liabilities .......................................                 4,373           (78,806)               --
                                                                         ------------      ------------        ------------
        Net cash used in operating activities .................            (3,962,282)       (6,045,251)        (29,085,636)
                                                                         ------------      ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales and maturities (purchases) of
    marketable securities, net ................................                  --         (18,802,820)        (18,802,820)
  Purchases of property and equipment .........................              (667,150)      (10,488,102)        (15,448,190)
  Proceeds from sale-leaseback of equipment ...................                  --                --             1,382,027
                                                                         ------------      ------------        ------------
    Net cash used in investing activities .....................              (667,150)      (29,290,922)        (32,868,983)
                                                                         ------------      ------------        ------------

                                   (Continued)

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (continued)


                                                                                   Nine Months
                                                                               Ended September 30,        Period from Inception
                                                                         ------------------------------    (January 17, 1989)
                                                                            1996               1997       to September 30, 1997
                                                                         ------------      ------------   ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of notes ........................          $       --        $       --         $  1,225,000
   Repayment of notes payable .................................                  --                --             (565,250)
   Proceeds from issuance of short-term debt ..................                  --                --              290,000
   Repayment of short-term debt ...............................                  --                --             (290,000)
   Proceeds from issuance of long-term debt ...................                  --           9,400,000         10,510,869
   Repayment of long-term debt ................................              (562,678)         (552,027)        (2,314,846)
   Proceeds from issuance of preferred stock, net .............                  --                --           29,497,297
   Proceeds from issuance of common stock, net ................                59,830           188,791            569,456
   Proceeds from public offering, net .........................            29,536,164        20,339,013         49,466,174
   Proceeds from exercise of warrants .........................                  --                --              333,920
   Proceeds from exercise of stock options ....................               142,494           105,603            330,633
   Dividends paid .............................................               (18,000)             --              (72,000)
   Issuance costs resulting from conversion
       of notes to common stock ...............................                  --                --              (36,402)
                                                                         ------------      ------------       ------------
         Net cash provided by financing activities ............            29,157,810        29,481,380         88,944,851
                                                                         ------------      ------------       ------------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS ..............................................            24,528,378        (5,854,793)        26,990,232
CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD .....................................................            11,189,001        32,845,025               --
                                                                         ------------      ------------       ------------
CASH AND CASH EQUIVALENTS, END
OF PERIOD .....................................................          $ 35,717,379      $ 26,990,232       $ 26,990,232
                                                                         ============      ============       ============
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
    Cash paid for interest ....................................          $    203,125      $    355,221       $  1,404,932
                                                                         ============      ============       ============
    Non-cash financing activities --
    Issuance of common stock for dividends ....................          $       --        $       --         $     90,000
                                                                         ============      ============       ============
    Issuance of common stock to employees
         in lieu of cash compensation .........................          $       --        $       --         $     44,473
                                                                         ============      ============       ============


         The accompanying notes are an integral part of these statements

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



1.   Basis of Presentation

     The unaudited financial statements at September 30, 1997, for the three and nine months ended September 30, 1996 and 1997, and for the period from inception (January 17, 1989) to September 30, 1997, contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the unaudited information includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. The financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1996, included in Neose Technologies, Inc. ("Neose" or the "Company") Form 10-K and the Company's 1996 Annual Report.

2.   Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and marketable financial instruments with original maturities of 90 days or less. The Company held the following cash and cash equivalents on the dates indicated below.

                                         December 31, 1996    September 30, 1997
                                         -----------------    ------------------
      Cash and money market accounts      $    1,254,681        $    2,993,976
      Repurchase agreements                   31,590,344                  --
      U.S. Government Agency security              --               23,996,256
                                          --------------        --------------
                                          $   32,845,025        $   26,990,232
                                          ==============        ==============

3.   Marketable Securities

     In accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities," the Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation at each balance sheet date. At September 30, 1997, all marketable securities have been classified as "Available-for-Sale" securities. Available-for-Sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity. At September 30, 1997, there were no material unrealized gains or losses.

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

5.   Sale of Common Stock

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

6.   Shareholder Rights Plan

     In September 1997, the Company adopted a Shareholder Rights Plan ("the Rights Plan") to insure that any acquisition of the Company would be on terms that are fair to and in the best interest of all shareholders. Under the Rights Plan, holders of common stock are entitled to receive one right for each share of common stock held. Separate rights certificates would be issued and become exercisable in the event that any acquiring party accumulates 15% or more of the Company's common stock, or announces an offer to acquire 15% or more of the outstanding Company common stock.

     Each right will entitle a holder, except a 15% or more holder, to buy one one-hundredth share of Series A Junior Participating Preferred Stock (the "Preferred Stock") at an exercise price of $150 per unit. Each one one-hundredth share of such Preferred Stock is essentially equivalent to one share of the Company's common stock. However, if an acquiring party accumulates 15% or more of the Company common stock or certain other events occur, each right entitles the holder (other than a 15% holder) to purchase, depending on the circumstances, for $150 either $300 worth of the Company's common stock or $300 worth of the 15% acquiror's common stock.

     The rights expire in September 2007 and may be redeemed by the Company at a price of $.01 per right at any time up to ten days after they become exercisable.

7.   Net Loss Per Share

     For the nine months ended September 30, 1996, pro forma net loss per share was computed using the weighted-average number of common shares outstanding during the period, and includes all Convertible Preferred Stock which converted into shares of common stock immediately prior to the closing of the Offering as if they were converted into common stock on their original dates of issuance. For the three months ended September 30, 1996 and for the three and nine months ended September 30, 1997, net loss per share was computed using the weighted-average number of common shares outstanding during the period. Common stock equivalents were excluded for all periods presented because they are antidilutive.

8.   Collaboration with Bracco

     During September 1997, the Company and Bracco Research USA, Inc. ("Bracco") mutually agreed to terminate their existing research collaboration. Pursuant to the terms of the collaborative research agreement, Bracco made a one-time, termination payment of $42,000. The Company recorded the entire payment as Revenues from Collaborative Agreements in September 1997. Neither the Company nor Bracco has any additional financial obligations to the other party. The Company is actively seeking to initiate another research collaboration in the area of diagnostic imaging agents.

9.   New Accounting Pronouncements

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

     Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), was issued in February 1997. In addition, Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS 130"), and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS" 131"), respectively, were issued in June 1997. The Company does not expect SFAS 129, SFAS 130, or SFAS 131 to result in any substantive changes in its disclosure.

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

     The Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 1997, and as of September 30, 1997, should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996, included in the Company's Form 10-K and the Company's 1996 Annual Report.

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

         The Company has not generated any revenues from operations, except for interest income and revenues from strategic alliances. The Company has incurred losses since its inception and, as of September 30, 1997, had a deficit accumulated during the development stage of approximately $31.6 million. The Company anticipates incurring additional losses over at least the next several years. Such losses may fluctuate significantly from quarter to quarter and are expected to increase as the Company expands its research and development programs, including preclinical studies and clinical studies for its pharmaceutical product candidates under development, and as the Company expands its manufacturing capabilities.

Results of Operations

  Revenues

     Revenues from collaborative agreements for the three and nine months ended September 30, 1997, were $83,667 and $708,667, respectively, compared to $312,500 and $1,006,100, respectively, for the corresponding periods in 1996. The decreases for the comparable three and nine month periods were due to non-recurring revenues received during the 1996 periods.

  Operating Expenses

     Research and development expenses for the three and nine months ended September 30, 1997, were $1,874,433 and $5,623,237, respectively, compared to $1,510,191 and $4,899,734, respectively, for the corresponding periods in 1996. The increase was primarily attributable to increased preclinical trial expenditures for NE-1530, financing expenses associated with the MCIDA Bond Issuance, and increased funding of external research.

     General and administrative expenses for the three and nine months ended September 30, 1997, were $1,079,184 and $2,768,247, respectively, compared to $596,836 and $1,788,343, respectively, for the corresponding periods in 1996. The increase was primarily attributable to increased patent and business development expenses and expenses associated with being a public company.

  Interest Income and Expense

     Interest income for the three and nine months ended September 30, 1997, was $848,259 and $2,019,739, respectively, compared to $483,262 and $1,278,245, respectively, for the corresponding periods in 1996. The increase was primarily attributable to higher average cash and investment balances during the 1997 period resulting from the closing of the Company's Follow-on Offering in January 1997.

     Interest expense for the three and nine months ended September 30, 1997, was $159,171 and $388,246, respectively, compared to $58,318 and $196,148, respectively, for the corresponding periods in 1996. The increase was due to higher average loan balances during the period resulting from the MCIDA Bond Issuance in March 1997.

  Net Loss

     The Company incurred net losses of $2,180,862 and $6,051,324, or $0.23 and $0.65 per share, for the three and nine months ended September 30, 1997, respectively, compared to net losses of $1,369,583 and $4,599,880, or $0.17 and $0.60 per share, for the corresponding periods in 1996.

Liquidity and Capital Resources

     From inception through September 30, 1997, the Company has incurred a cumulative net loss of approximately $31.6 million, and has financed its operations through private and public offerings of its securities and revenues from its strategic alliances. The Company had approximately $45.8 million in cash and marketable securities at September 30, 1997, compared to $32.8 million at December 31, 1996. This increase is primarily attributable to the receipt of net proceeds from the Follow-on Offering in January 1997. In January 1997, the Company sold 1,250,000 shares of Common Stock to the public at a price per share of $17.50. The Company received proceeds of approximately $20.3 million after deducting placement fees and offering expenses.

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

     On March 20, 1997, the Company purchased its previously leased facility for a total of approximately $3.8 million. In addition, beginning in the fourth quarter of 1996, the Company commenced a construction project in its facility to expand GMP manufacturing capabilities for NE-0080, and to establish GMP manufacturing capabilities for NE-1530 and NE-0501 ("Planned GMP Manufacturing Expansion"). In each case, the Company believes that the planned GMP capacity will be adequate to complete clinical trials for the respective compounds. In addition, the Company believes that the Planned GMP Manufacturing Expansion will give it capacity to manufacture under GMP conditions certain amounts of these and other carbohydrates for third parties. In connection with the Planned GMP Manufacturing Expansion, the Company expects to expend approximately $8.2 million, of which $7.4 million and $1.2 million had been expended as of September 30, 1997 and December 31, 1996, respectively.

     In connection with the purchase of its facility and the Planned GMP Manufacturing Expansion, on March 20, 1997, the Company issued, through the Montgomery County (Pennsylvania) Industrial Development Authority, the aggregate amount of $9.4 million of taxable and tax-exempt bonds. The bonds are supported by a AA-rated letter of credit, and a reimbursement agreement between the Company's bank and the letter of credit issuer. The interest rate on the bonds will vary weekly, depending on market rates for AA-rated taxable and tax-exempt obligations, respectively. At September 30, 1997, the effective, blended interest rate was 7% per annum, including letter-of-credit and other fees. To provide credit support for this arrangement, the Company has given a first mortgage on the land, building, improvements, and certain machinery and equipment to its bank. In addition, the Company has agreed to certain covenants for the maintenance of minimum cash and short-term investment balances, and for minimum working capital requirements.

     During the nine months ended September 30, 1997, the Company purchased approximately $10.5 million of property and equipment, of which $3.8 million was expended to purchase its facility, and $6.2 million was expended in connection with the Company's Planned GMP Manufacturing Expansion.

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

PART  II. OTHER INFORMATION

Item 1.   Legal Proceedings.  None.


Item 2.   Changes in Securities and Use of Proceeds.

               The Company's first Registration Statement on Form S-1 (Commission File No. 33-80693) was declared effective on February 15, 1996 (the "Registration Statement"). Of the 2,587,500 shares of common stock registered at an aggregate offering price of $32,343,750 (the "Gross Proceeds"), 2,250,000 shares of common stock were sold by the Company on February 22, 1996 at an aggregate offering price of $28,125,000 and 337,500 shares of common stock were sold by the Company on March 4, 1996 at an aggregate offering price of $4,218,750. The Offering did not terminate prior to the sale of all securities registered. The managing underwriters for the Offering were Smith Barney Inc. and Vector Securities, Inc.

               After deducting expenses of approximately $3,216,750 ("Total Expenses") from the Gross Proceeds, the Company received net proceeds of approximately $29,127,000 ("Net Proceeds"). Total Expenses consisted of approximately $2,308,000 of underwriting discounts and commissions and approximately $908,750 of other expenses. There were no payments for finders' fees or for expenses incurred by underwriters. None of the payments of Total Expenses were direct or indirect payments to directors, officers, persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company.

               As of September 30, 1997, the Company had used Net Proceeds as follows: $11,200,000 for research and development activities; $4,900,000 for general corporate purposes; $2,400,000 for the purchase and installation of machinery and equipment; $2,000,000 for the repayment of indebtedness; and $600,000 for the construction of plant, building, and facilities. The remaining $8,027,000 has been temporarily invested in a U.S. Treasury Note. None of the Net Proceeds have been used for the purchase of real estate, the acquisition of other business(es), or for working capital purposes. Also, none of the Net Proceeds were direct or indirect payments to directors, officers, persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company.

               At the time of the Registration Statement, the Company expected to use $10 million of the Net Proceeds for research and development activities, $3 million for capital expenditures, and $16.1 million for working capital and general corporate purposes. As of September 30, 1997, the Company has expended approximately $1.2 million more than anticipated for its research and development activities. This amount has been more than offset by $9.2 million of lower than anticipated disbursements for working capital and general corporate purposes (including disbursements for the repayment of indebtedness), of which approximately $8 million has been temporarily invested.

Item 3.   Defaults Upon Senior Securities.  None.


Item 4.   Submission of Matters to a Vote of Security Holders.  None


Item 5.   Other Information. None.


Item 6.   Exhibits and Reports on Form 8-K.

          (a) List of Exhibits:

              27 Financial Data Schedule

          (b) Reports on Form 8-K:

               A Current Report on Form 8-K dated September 17, 1997 reporting information under "Item 5" relating to the adoption of the Company's Shareholder Rights Plan (see Note 6 of the Notes to Unaudited Financial Statements included in Part I of this Form 10-Q and incorporated herein) was filed with the Securities and Exchange Commission on October 1, 1997.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     NEOSE TECHNOLOGIES, INC.



Date:    November 13, 1997           By:  /s/  P. Sherrill Neff
                                          -------------------------------------
                                          P. Sherrill Neff
                                          President and Chief Financial Officer