Form 10-K
period 1997-12-31
NEOSE TECHNOLOGIES INC
filed 1998-02-23
CIK 877902

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1997 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to ________

                         Commission File Number 0-27718

                            NEOSE TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      13-3549286
 -------------------------------          ------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

               102 Witmer Road
            Horsham, Pennsylvania                          19044
 ----------------------------------------                ----------
 (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (215) 441-5890

           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class              Name of each exchange on which registered
   -------------------              -----------------------------------------
          None                                        None


           Securities registered pursuant to Section 12(g) of the Act:

                         Preferred Share Purchase Rights
                    -----------------------------------------
                               (Title of class)

                     Common Stock, par value $.01 per share
                    -----------------------------------------
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

         As of February 2, 1998, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $125,037,502. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the National Market segment of The Nasdaq Stock Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and executive officers of the Company.

         As of February 2, 1998, there were 9,534,140 shares of the registrant's Common Stock outstanding.

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

         As stated in Part III of this Annual Report on Form 10-K, portions of the registrant's definitive proxy statement (the "Proxy Statement") for the registrant's 1998 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.


                                TABLE OF CONTENTS


PART I......................................................................................1
ITEM 1       BUSINESS.......................................................................1
ITEM 2.      PROPERTIES....................................................................20
ITEM 3.      LEGAL PROCEEDINGS.............................................................20
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................20

PART II....................................................................................21
ITEM 5.      MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS........................................................21
ITEM 6.      SELECTED FINANCIAL DATA.......................................................23
ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS..................................................24
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................27
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURES.......................................27

PART III...................................................................................27
ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY...............................27
ITEM 11.     EXECUTIVE COMPENSATION........................................................27
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT.............................................................28
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................28

PART IV....................................................................................28
ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K ...............................................................28


Unless the context indicates otherwise, the terms "Neose" and "Company" refer to Neose Technologies, Inc.

NEOSE is a trademark of the Company. This Annual Report on Form 10-K (the "Report") also includes trademarks and trade names of companies other than the Company.

                                     PART I

ITEM 1.  BUSINESS.

Forward-Looking Statements

         In this Annual Report on Form 10-K or the Exhibits hereto, the statements contained or incorporated by reference that are not historical facts or statements of current condition are forward-looking statements. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "forecasts," "estimates," "plans," "continues," "may," "will," "should," "anticipates," or "intends" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy or intentions. These forward-looking statements, such as statements regarding present or anticipated scientific progress, development of potential pharmaceutical products, future revenues, capital expenditures, research and development expenditures, future financings and collaborations, management, manufacturing development and capabilities, and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's actual results, performance, or achievements include, but are not limited to, the "Risk Factors" set forth below, and general financial, economic, regulatory, and political conditions affecting the biotechnology industry in general. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. Furthermore, the Company disclaims any obligation or intent to update any such factors or forward-looking statements to reflect future events or developments.

Risk Factors

         In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be carefully considered.

         Early Stage of Development; Uncertainty of Product and Manufacturing Process Development; Technological Uncertainty; Novel Therapeutic Approach. The Company is at an early stage of development. The Company has not yet completed the development of any of its products and, accordingly, has not begun to market products or generate revenues from the commercialization of products. Substantially all of the Company's revenues received to date have resulted from payments received under its agreements with Abbott Laboratories ("Abbott"). The Company expects that any revenues for the next several years will result from payments under its existing, and future, if any, collaborative agreements and interest income. Such revenues will be subject to significant fluctuations in both timing and amount. There can be no assurance that the product being developed by Abbott will be commercialized, or that Neose will receive any further revenues from Abbott. There also can be no assurance that the joint development project with Johnson & Johnson ("J&J") will be successful, that the intended products will be successfully commercialized, or that Neose will receive any product revenues in connection therewith. Further, there can be no assurance that the Company will be successful in entering into other collaborative arrangements.

         All of the Company's products under development will require time-consuming and costly research, development, preclinical studies, clinical testing, regulatory approval, and development and scale-up of manufacturing processes, and significant additional investment prior to their commercialization, which may never occur. Moreover, there has been only very limited development and commercialization of complex carbohydrates for pharmaceutical applications, and production of complex carbohydrates in commercial quantities will be extremely difficult and expensive and will require substantial manufacturing development. There can be no assurance that the Company's research and development programs will be successful, that the Company will be able to complete development of cost-effective, commercial-scale, manufacturing processes, that its oligosaccharide products will exhibit the expected biological activities in humans, that its pharmaceutical products, if developed, will prove to be safe and efficacious in clinical trials, that the Company or its collaborators will obtain the necessary regulatory approvals for its products, or that the Company or its collaborators will be successful in obtaining market acceptance of any of its products. The Company or its collaborators may encounter problems and delays relating to research and development, regulatory approval, manufacturing, and marketing. The failure by the Company or its collaborators to address such problems and delays successfully would have a material adverse effect on the Company's business, financial condition, and results of operations.

         Substantial Risks of Pharmaceutical Development; Uncertainty Regarding Clinical Trials. Some of the Company's drug candidates are currently undergoing the initial stages of human clinical trials, while others are in research or preclinical development. The Company's drug candidates will require significant additional research and development and laboratory testing prior to submission of any regulatory application, and all of its drug candidates will require significant clinical testing and regulatory approval prior to commercialization. There can be no assurance that the Company will be permitted by regulatory authorities to conduct additional clinical testing of the Company's compounds, nor that, if permitted, such additional clinical testing will prove that such drugs are safe and efficacious to the extent necessary to permit the Company to obtain marketing approvals for them from regulatory authorities. The results of preclinical studies and completed clinical trials are not necessarily indicative of results obtained in future clinical trials. Adverse or inconclusive clinical trials results concerning any of the Company's drug candidates could result in increased costs and significantly delay the filing for marketing approval for such drug candidates with the U.S. Food and Drug Administration ("FDA"), or result in a filing for a narrower indication. In such event, expensive and time-consuming studies would be required with respect to other indications to support any filing of a supplemental application covering such indications. There can be no assurance that the Company's research and development, preclinical testing, or clinical trials, will be successfully completed, that regulatory approvals will be obtained or will be as broad as sought, that the Company's products will be capable of being produced in commercial quantities at reasonable costs, or that any products, if introduced, will achieve market acceptance. Any problems or delays relating to research and development, regulatory approval, and manufacturing, or the failure to address such problems or delays, could have a material adverse effect on the Company. See "Government Regulation" and "Products in Development--Pharmaceuticals."

         The Company's drug candidates and future pharmaceutical development efforts are subject to the substantial risks of failure inherent in the development of any pharmaceutical product. These risks include the possibilities that any, or all, of the Company's drug candidates will be found to be ineffective, unsafe, toxic, or otherwise fail to meet applicable regulatory standards or receive necessary regulatory approvals or clearances. There can be no assurance that unacceptable toxicities or side effects will not occur at any dose level at any time in the course of toxicological studies or human clinical trials of the Company's drugs. Furthermore, drug candidates, such as NE-1530, that are being developed for pediatric indications, may be subject to heightened scrutiny. The appearance of any such unacceptable toxicities, or side effects, in toxicology studies or human clinical trials could cause the Company, or regulatory authorities, to interrupt, limit, delay, or abort the development of any of the Company's drugs, and could ultimately prevent their approval for any of the targeted indications. Even after receiving approval, products may later exhibit adverse effects that prevent their widespread use, and necessitate their withdrawal from the market. There can be no assurance that any products under development by the Company will be safe when administered to patients.

         Human clinical trials are very costly and time-consuming. The cost to the Company of conducting human clinical trials for any potential product can vary dramatically based on a number of factors, including the order and timing of clinical indications pursued, the rate of subject enrollment, and the extent of development and financial support, if any, from collaborators. The Company may have difficulty obtaining sufficient subject populations, clinicians, or support to conduct its clinical trials as planned, and may have to expend substantial additional funds to obtain access to such resources, or delay or modify its plans significantly. To date, the Company has had only limited experience in conducting clinical trials. While the Company designs and manages its preclinical studies and clinical trials (often in consultation with outside advisors), the Company engages contract research organizations to perform certain aspects of such preclinical studies and clinical trials. As a result, the Company depends on such outside advisors and contract research organizations to assist in the completion of its studies and trials.

         The Company's competitors may succeed in developing technologies or products that are more effective or cost-effective than those of the Company. Rapid technological changes or developments by others may result in the Company's drug candidates becoming obsolete or noncompetitive. See "--Substantial Competition; Risk of Technological Obsolescence."

         Dependence on Abbott, Johnson & Johnson, and Other Potential Collaborators. The Company has derived substantially all of its revenues to date from its agreements with Abbott. The Company's agreements with Abbott provide, in part, for the receipt by the Company of a milestone payment and license fees, if commercialization occurs. There can be no assurance that Abbott will ultimately use the technology licensed from the Company to commercialize any oligosaccharide, and thus, there can be no assurance that the Company will ever receive any further revenues from Abbott. Abbott has the option at any time prior to the first commercial sale, if any, of infant formula containing an oligosaccharide manufactured using the Company's technology, to elect to make the underlying license agreement with the Company non-exclusive, in which event the license fees payable to the Company after commercialization would be reduced by 50%, and Abbott's obligations to make milestone payments would be terminated. Abbott also has the right to terminate the underlying license agreement upon 60' days notice, in which event it would have no further funding obligations to the Company. In addition, because Abbott has failed to make a certain regulatory filing by a specified date, Neose, at its option, may now similarly elect to convert the license of the Company's technology to a non-exclusive license to Abbott on the same financial terms. Neose has not exercised that right, and Neose and Abbott are currently engaged in discussions concerning possible modifications of their agreements. Neose has been advised that Abbott is continuing to pursue the development and commercialization of infant formula containing an oligosaccharide manufactured using the Company's technology. There can be no assurance that Neose would be able to interest another party in a non-exclusive license for these purposes in the event that either party elects to convert to a non-exclusive license.

         Further revenues, if any, from the Company's agreements with Abbott will depend entirely on Abbott's own competitive, marketing, and strategic considerations, including the relative advantages of alternative products being developed or marketed by competitors. Abbott is responsible for developing any oligosaccharides manufactured using the Company's technology, completing manufacturing scale-up activities, and assuring that the compounds, when used as nutritional additives, comply with applicable regulatory requirements, which requirements have not yet been satisfied by Abbott. See "--Extensive Government Regulation; No Assurance of Product Approval." Furthermore, there are special risks, in addition to the extensive regulatory review, associated with the infant formula industry. These risks include: (i) product tampering or production defects requiring a recall of infant formula, or reducing the demand for such infant formula; (ii) ingredients in infant formula, such as oligosaccharides, being banned or their use limited or declared unhealthful; and
(iii) declining sales of infant formula due to real or perceived health concerns, adverse publicity in respect to infant formula in general or nutritional additives such as oligosaccharides, or other reasons beyond the control of Abbott or the Company.

         The amount and timing of resources Abbott commits to these activities are entirely within Abbott's control. There can be no assurance that Abbott will pursue the development and commercialization of any oligosaccharides using the Company's technology. No assurance can be given that the agreements will result in the successful commercialization of any oligosaccharides using the Company's technology, or that any future milestone payments or fees will be received by the Company. The suspension or termination of the Company's agreements with Abbott, the failure of the agreements to be successful, the conversion by Abbott to a non-exclusive license of the Company's technology, or a delay by Abbott in the development or commercialization of any nutritional additives manufactured using the Company's technology would have a material adverse effect on the Company's business, financial condition, and results of operations. See "Agreements with Abbott."

         The Company's agreement with J&J provides, in part, for the joint development of novel technology. There can be no assurance that such development will be successful, and either Neose or J&J may terminate the agreement on 30 days' prior notice. If such development is successful, there can be no assurance that the Company and J&J will agree on the terms for commercial development of the products that may arise from the technology, or on the funding of the capital expenditures and operating expenses necessary to fund further development and commercialization of the products. Furthermore, if the technology development program with J&J is successful, the parties will have to reach agreement upon the structure and financing of a large-scale manufacturing facility. See "Agreement with J&J."

         The Company's strategy for the development and commercialization of other product candidates involves entering into collaborative agreements with pharmaceutical and other companies. The Company may in the future grant to its collaborators rights to manufacture and commercialize any products developed under these collaborative agreements, and such rights would limit the Company's flexibility in considering alternatives for the commercialization of such products. Under such agreements, the Company may rely on its collaborators to conduct research and development efforts and clinical trials on, obtain regulatory approvals for, and manufacture, market, and commercialize certain of the Company's products. The amount and timing of resources devoted to these activities generally will be controlled by each such collaborator. To date, the Company has entered into only a limited number of these collaborative agreements, and none with respect to pharmaceutical product candidates. There can be no assurance that the Company will be successful in establishing any additional collaborative agreements, that existing, or future, if any, collaborative agreements will be successful in commercializing products, or that the Company will derive any revenues from such agreements. With respect to existing and potential future collaborative agreements, the Company will be dependent upon the expertise and dedication of sufficient resources by these collaborators to develop, manufacture, or market products. Should a collaborator fail to develop or commercialize a product to which it has rights, the Company's business, financial condition, and results of operations could be materially and adversely affected.

         History of Operating Losses; Uncertainty of Future Profits. The Company has not generated any revenues from operations, except for interest income and revenues from collaborative agreements. The Company has incurred losses since its inception and, as of December 31, 1997, had a deficit accumulated during the development stage of approximately $34.6 million for the period since inception. The Company anticipates incurring additional losses over at least the next several years. Such losses may fluctuate significantly from quarter to quarter and are expected to increase as the Company expands its research and development and manufacturing scale-up activities. To achieve profitability, the Company, alone or with others, must successfully develop cost-effective, commercial-scale, manufacturing processes, commercialize its nutritional additive, develop its pharmaceutical products, conduct preclinical studies and clinical trials, obtain required regulatory approvals, successfully manufacture, or have manufactured, introduce, and market such products, or successfully commercialize other products. In addition, to the extent the Company relies upon others for research, development, manufacturing scale-up, and commercialization activities, the Company's ability to achieve profitability will be dependent upon the success of such outside parties. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Substantial Additional Financing Requirements; Existing Long-term Debt Covenants; Access to Capital. The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to continue its research and development programs. The Company's future capital requirements and the adequacy of available funds will depend on many factors, including possible commercialization of any nutritional additives using the Company's technology, progress in its research and development activities, including its pharmaceutical discovery and development programs, the magnitude and scope of these activities, progress with preclinical studies and clinical trials, the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in existing collaborative relationships, the ability of the Company to establish additional collaborative agreements, the cost of manufacturing scale-up, and developing effective marketing activities and arrangements. Additional funds will be needed by the Company to expand its manufacturing capacity to manufacture commercial quantities of its potential products, and if the technology development program with J&J is successful, the parties will have to reach agreement upon the structure and financing of a large-scale manufacturing facility. See "Agreement with J&J." In addition, the financing arrangements for the purchase and improvement of the Company's facility contain certain covenants for the maintenance of minimum cash and short-term investment balances, and for minimum working capital requirements, and require the Company to deposit cash collateral in the event it does not comply with such provisions. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

         To the extent that existing capital resources, together with revenues, if any, from the Company's collaborative agreements are insufficient to meet these requirements, it is likely that the Company will seek to obtain additional funds through equity or debt financings, collaborative or other arrangements, and from other sources. The terms and prices of any such financings may be significantly more favorable than those obtained by present stockholders of the Company, which could have the effect of diluting or adversely affecting the holdings or the rights of existing stockholders of the Company. There can be no assurance that additional financing will be available when needed, nor on terms acceptable to the Company. If adequate additional funds are not available for these purposes or otherwise, the Company may be required to delay, scale back, or eliminate certain of its research and development activities, or certain other aspects of its business, or attempt to obtain funds through collaborative arrangements that may require the Company to relinquish some or all of its rights to certain of its intellectual property, product candidates, or products. If adequate funds are not available, the Company's business, financial condition, and results of operations will be materially and adversely affected.

See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         Uncertainty Regarding, and Dependence Upon, Patents and Proprietary Rights. The Company's success will depend in part on its ability to obtain patent protection for its products and manufacturing processes, preserve its trade secrets, and operate without infringing the proprietary rights of other parties. Because of the substantial length of time and expense associated with bringing new products through development to the marketplace, the pharmaceutical and biotechnology industries place considerable importance on obtaining and maintaining patent and trade secret protection for new technologies, products, and processes. The Company owns five U.S. patents, and the Company and its licensors have filed a number of U.S. and foreign patent applications.

         The Company has an exclusive license from the University of Pennsylvania ("Penn") to two U.S. patents as well as certain related U.S. patent applications and foreign patents and patent applications, subject to Penn's reserved right of use, and right to permit use by non-profit organizations, solely for educational and research purposes. The Penn license terminates upon the expiration of the last-to-expire licensed patent in each country. Penn may, at its option, terminate the license upon 60 days' notice if the Company is not using its continuing best efforts to develop or sell a product using the licensed technology. The Company has also licensed an additional four U.S. patents, two U.S. patent applications, and corresponding foreign patents and patent applications. Upon commercialization of certain products, including products being developed by Abbott, the Company will be required to pay royalties to Penn and other licensors.

         The Company may be dependent on licensors or collaborators to prosecute certain of the Company's patent applications and may be dependent on such parties to protect such patent rights if patents issue. Legal standards relating to the scope of claims and the validity of patents in the biotechnology field are uncertain and still evolving. There can be no assurance that patent applications to which the Company holds rights will result in the issuance of patents, that any patents issued or licensed to the Company will not be challenged and held to be invalid, or that any such patents will provide commercially significant protection to the Company's technology, products, and processes. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information not covered by patents to which the Company owns rights, or obtain access to the Company's know-how, or that others will not be issued patents that may prevent the manufacture or sale of one or more of the Company's products, or require licensing and the payment of significant fees or royalties by the Company to third parties in order to enable the Company to conduct its business. Defense and prosecution of patent claims can be expensive and time-consuming, regardless of whether the outcome is favorable to the Company, and can result in the diversion of substantial financial, management, and other resources from the Company's other activities. An adverse outcome could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties, or require the Company to cease any related research, development, or manufacturing activities or product sales. No assurance can be given that any licenses required under any such third-party patents or proprietary rights would be made available on acceptable terms, if at all. In addition, the laws of certain countries may not protect the Company's intellectual property.

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

         The Company's management and scientific personnel have been recruited primarily from other scientific companies, pharmaceutical companies, and academic institutions. In some cases, these individuals may be continuing research in the same areas with which they were involved prior to joining the Company. As a result, the Company could be subject to allegations of violation of trade secrets and similar claims. See "Patents and Proprietary Rights."

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

         The Company is relying solely on Abbott to develop, manufacture, and commercialize any nutritional additives manufactured using the Company's technology. Thus, the Company's ability to successfully commercialize its technology will depend, in part, on Abbott's ability to compete in the highly competitive infant formula market. Abbott's principal competitors in this market are believed to include Bristol-Myers Squibb Company, Nestle S.A., Novartis, and American Home Products.

         In addition, the Company's products may be subject to competition from related products developed by competitors or different products developed using techniques other than those developed by the Company or based on advances that may render the Company's products less competitive or obsolete, uneconomical, or otherwise less competitive. Competition may increase further as a result of potential advances from the study of complex carbohydrates and related manufacturing processes, and greater availability of capital for investment in this field. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any being developed by the Company, or that would render the Company's technology and products obsolete or noncompetitive. See "Competition."

         Extensive Government Regulation; No Assurance of Product Approval. Development, manufacture, and sale of the Company's product candidates are subject to stringent regulation by a number of government authorities in the U.S. and other countries, including the FDA.

         Infant Formula Additive. Utilizing Neose's technology, Abbott is developing a complex carbohydrate that is identical to a naturally-occurring carbohydrate found in mother's milk as a nutritional additive to infant formula. As with any additive to infant formula, this proposed additive must undergo rigorous safety testing and be subject to intensive regulation.

         Any infant formula is subject to the provisions of the United States Infant Formula Act, which amended the Food, Drug and Cosmetic Act (the "FDC Act") and established detailed requirements for infant formulas, including their manufacture, composition, and labeling. Abbott has not yet completed a certain regulatory filing required under this act. See "Government Regulation--Regulation of Infant Formula Additives." In addition, at the request of the FDA, the Life Science Research Organization ("LSRO") is conducting a thorough review of allowed nutrients in infant formula, including the possible inclusion of oligosaccharides such as any developed by Abbott using the Company's technology. There can be no assurance that the timing of, or the recommendations resulting from, that review, if adopted by the FDA, will not be materially adverse to Abbott's efforts to commercialize any oligosaccharides using the Company's technology as additives to infant formula.

         Oligosaccharides may also be subject to FDA review as food additives. Information supporting the safety of a food additive is submitted to the FDA in the form of a food additive petition. The food additive petition process is generally expensive and lengthy, frequently requiring several years after the petition is submitted to the FDA. No assurance can be given that, if submitted, the FDA will accept the petition or permit desired labeling claims and that, if accepted, such petition will not result in the establishment of regulations that necessitate costly and time-consuming compliance procedures. This process could be time-consuming and expensive and would have a material adverse effect on the Company's business, financial condition, and results of operations. Substances that are generally recognized as safe ("GRAS") are excluded from the definition of food additives. The FDA has by regulation affirmed a number of substances as GRAS, although it is not required that a substance be affirmed as GRAS by regulation in order to be GRAS. A manufacturer may make an independent determination that there is general recognition of safety of a substance by qualified experts when used for a particular use. There can be no assurance that Abbott will make such a determination, or that the FDA will agree with such a determination, if Abbott were to elect to make such a determination. If the FDA disagrees with a determination, the manufacturer must submit a GRAS affirmation petition for the FDA to review and affirm GRAS status by regulation in order to market and sell the additive or formula containing the additive. This process could be time-consuming and expensive and would have a material adverse effect on the Company's business, financial condition, and results of operations.

         If, in the United States, infant formula, or any additive to infant formula, claims, or is deemed by the FDA to claim on its labeling that the product is intended to cure, treat, mitigate, or prevent disease, such products could be regulated as a drug rather than as a food. Regulation of these products as a drug would require extensive clinical testing and review by the FDA to support the claims made for the product. A determination by the FDA that an oligosaccharide manufactured by Abbott using the Company's technology is a drug could have a material adverse effect on the scope of resources required to develop such a product and timing of any potential commercialization.

         Pharmaceutical Product Candidates. Prior to marketing, any pharmaceutical product candidates developed by the Company must undergo an extensive regulatory approval process required by the FDA and by comparable agencies in other countries. This process, which includes expensive and time-consuming preclinical studies and clinical trials of each compound to establish its safety and effectiveness and requires compliance with FDA good laboratory, clinical, and manufacturing practices during testing and manufacturing, can take many years, requires the expenditure of substantial resources, and gives larger companies with greater financial resources a competitive advantage over the Company. Failure to comply with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals, refusal to approve new drug applications, and criminal prosecution. To date, no pharmaceutical product candidate being developed by the Company has been submitted for approval to the FDA or any other regulatory authority for marketing. There can be no assurance that any such product will ever be approved for marketing, or that the Company will be able to obtain the labeling claims desired for its products. The Company is, and will continue to be, dependent upon, and require, the laboratories and medical institutions conducting its preclinical studies and clinical trials to maintain both good laboratory and good clinical practices, and that the manufacturers of its compounds maintain compliance with current good manufacturing practices ("GMP"). Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit, or prevent FDA regulatory approval. Delays or rejections may be encountered based upon changes in FDA policy for drug approval during the period of development and FDA regulatory review, including any changes implemented by the Food and Drug Modernization Act of 1997 ("FDAMA"). Similar delays also may be encountered in foreign countries. Any delay in obtaining, or failure to obtain, such approvals would adversely affect the Company's ability to generate product revenues or royalties. There can be no assurance that regulatory approval will be obtained for any product developed by the Company. Moreover, even if approval is granted, such approval may entail commercially unacceptable limitations on the labeling claims for which a product may be marketed. Even if such regulatory approval is obtained, a marketed drug or compound and its manufacturer are subject to continual review and inspection, and later discovery of previously unknown problems with the product or manufacturer may result in restrictions or sanctions on such product or manufacturer, including withdrawal of the product from the market, and other enforcement actions. Additional governmental regulations may be promulgated that would delay regulatory approval of the Company's potential products. The Company cannot predict the impact of adverse governmental action that might arise from future legislative and administrative action. See "Government Regulation."

         No Commercial Manufacturing Capability or Experience. The Company is entirely dependent on Abbott for manufacturing any oligosaccharides manufactured using the Company's technology for inclusion in Abbott's infant formula. The Company's other potential products, to be successful, must be manufactured in commercial quantities under GMP prescribed by the FDA, and at acceptable costs. The Company has not yet manufactured any products in commercial quantities. Although the Company has recently constructed a facility to manufacture certain products in limited quantities under GMP, the existing facility of the Company is not adequate for large-scale, commercial manufacturing. Therefore, the Company will need to develop commercial-scale GMP manufacturing facilities, or depend on its collaborators, licensees, or contract manufacturers for the commercial manufacture of its potential products.

         In the event the Company determines to establish additional manufacturing facilities, it will require substantial additional funds, the hiring and retention of significant additional personnel, and compliance with extensive regulations applicable to such facilities. The Company has no experience in such commercial manufacturing, and there can be no assurance that the Company will be able to establish such facilities successfully nor, if established, that it will be able to manufacture products in commercial quantities for sale at competitive prices. If the Company determines to rely on collaborators, licensees, or contract manufacturers for the commercial manufacture of its products, the Company will be dependent on such collaborators or other entities for, and will have only limited control over, the commercial manufacturing of its products. There can be no assurance that the Company will be able to enter into any such manufacturing arrangements on acceptable terms, if at all. If the Company is not able to enter into commercial manufacturing agreements, it could encounter delays in introducing its products into certain markets, or find that the manufacturing of its products in these markets is adversely affected. There can be no assurance that the parties to the Company's future commercial manufacturing agreements will perform their obligations as expected, or that any revenue will be derived from these commercial manufacturing agreements. See "Manufacturing."

         If the technology development program with J&J is successful, the parties will have to reach agreement upon the structure and financing of a large-scale manufacturing facility. See "Agreement with J&J."

         No Marketing or Sales Capability or Experience. The Company has no experience in marketing, distributing, or selling pharmaceutical or other products, and will have to develop a sales force or rely on its collaborators, licensees, or arrangements with others to provide for the marketing, distribution, and sales of its products. There can be no assurance that the Company will be able to establish marketing, distribution, and sales capabilities, or make arrangements with third parties to perform such activities on acceptable terms, if at all. See "Marketing, Distribution, and Sales."

         Risks Associated with Potential Xenotransplantation-Based Products. The Company has done limited preclinical research on the potential use of an oligosaccharide as an aid to xenotransplantation. Although several companies are focusing research and development efforts in the area of xenotransplantation-based products, such products represent a novel therapeutic approach that has not yet been subject to clinical testing. Clinical trials using xenotransplants raise unique safety issues, and the FDA has developed and is expected to continue to develop additional requirements for investigational new drug ("IND") applications for these types of trials. No xenogeneic organ or living tissue has been approved by the FDA for use in humans. There can be no assurance that any xenotransplantation-based products, including the Company's NE-0501 oligosaccharide, will be approved by the FDA or other regulatory authorities, or that, even if so approved, will be accepted by the medical community or third-party payors. See "Products in Development--Pharmaceuticals-- Xenotransplant Rejection."

         Dependence on Key Personnel. The Company is highly dependent upon the efforts of its senior management and scientific team. See "Employees." The loss of the services of one or more members of the senior management and scientific team could significantly impede the achievement of the Company's business and product development objectives. The Company does not maintain "key man" insurance on any of its key employees. Due to the specialized scientific nature of the Company's business, the Company is also highly dependent upon its ability to attract and retain qualified scientific, technical, and key management personnel. The number of qualified scientific personnel is limited, and there is intense competition for such persons and for other qualified personnel in the areas of the Company's activities. There can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its existing business and its expansion into areas and activities requiring additional expertise, such as production and marketing. The Company will need to hire additional personnel or outside consultants skilled in clinical testing and regulatory compliance as it develops its products. There can be no assurance that the Company will be able to hire or retain such personnel. The loss of, or failure to recruit, scientific, technical, and managerial personnel could have a material adverse effect on the Company; furthermore, retention of such personnel typically requires equity compensation arrangements, which could lead to additional dilution to current stockholders.

         In addition, the Company relies on members of its scientific advisory board and consultants to assist the Company in formulating its research and development strategy. All of the members of the scientific advisory board and most of the Company's consultants are employed by other employers, and each such member or consultant may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to the Company.

         Uncertainty Related to Reimbursement Policies; Health Care Reform. Successful commercialization of the Company's potential pharmaceutical products will be dependent in part on the coverage and reimbursement of such products from third-party payors, such as government authorities, private health insurers, and other organizations, such as managed care organizations. There can be no assurance that such coverage and reimbursement will be available or, if available, will be in adequate amounts.

         The revenues and profitability of pharmaceutical companies have been significantly affected by the efforts of governmental and third-party payors to contain or reduce the cost of health care through various means. For example, in the United States, pricing of prescription pharmaceutical products has been significantly impacted by the efforts of managed care organizations and other third-party payors, and, in certain foreign markets, pricing of prescription pharmaceutical products is subject to government control. Government and third-party payors have also taken more aggressive steps to limit the availability of new, and often more costly therapeutics, especially where they believe that the incremental therapeutic benefit is not justified by the additional cost. All of these trends are expected to continue in the future.

         Various proposals have been put forth to reform the current health care system in the United States. Additionally, several states have modified their health system to control costs. Such reform measures could adversely affect the amount of reimbursement available from governmental agencies of third-party insurers, or could affect the ability to set prices for newly-approved therapeutic products. Similar proposals are being considered by governmental officials in other significant pharmaceutical markets, including Europe.

         The Company cannot predict if such reforms will be implemented, or the effect any such reforms might have on the Company's business, and no assurance can be given that any such reforms will not have a material adverse effect on the Company's business, financial condition, and results of operations. In particular, it is possible that any such reform could impact the manner in which drugs or therapies are marketed and could include restrictions on the ability of pharmaceutical and biotechnology companies to price drugs or therapies. Such reforms could impact the ability of biotechnology companies, such as the Company, to obtain financing for the continued development of potential products. Furthermore, any such reform could also impose limits on the overall growth of health care spending, as well as limits on the growth of Medicare and Medicaid spending, all of which could have an adverse effect on the Company's business, financial condition, and results of operations.

         Product Liability; Lack of Product Liability Insurance. The Company's business may be adversely affected by potential product liability risks that are inherent in the testing, manufacturing, and marketing of the products that the Company or its collaborators or licensees may develop. There can be no assurance that product liability claims will not be asserted against the Company, its collaborators, or licensees. The Company does not currently have product liability or clinical trial liability insurance. There can be no assurance that it will be able to obtain or maintain adequate product liability insurance on acceptable terms, or that such insurance will provide adequate coverage against potential liabilities. Furthermore, there can be no assurance that any collaborators or licensees of the Company will agree to indemnify the Company, be sufficiently insured, or have a net worth sufficient to satisfy the product liability claims. As a result, a product liability claim or recall could have a material adverse effect on the Company's business, financial condition, and results of operations.

         Hazardous Materials; Compliance with Environmental Regulations. The Company's research and development processes involve the controlled use of hazardous materials, chemicals, and radioactive compounds. The Company is subject to stringent federal, state, and local laws, rules, regulations, and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling, and disposal of these materials and other wastes. There can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws, rules, regulations, and policies, or that the business, financial position, or results of operations of the Company will not be materially and adversely affected by current or future environmental laws, rules, regulations, and policies, or by any releases or discharges of materials that could be hazardous.

         In its research activities, the Company utilizes radioactive and other material that could be hazardous to human health or safety, or the environment. These materials and various wastes resulting from their use are stored at the Company's facility pending ultimate use and disposal. The risk of accidental injury or contamination from these materials cannot be entirely eliminated. In the event of such an accident, the Company could be held liable for any resulting damages, and any such liability could exceed the Company's resources. The Company does not maintain a separate insurance policy for these types of risks. The Company may incur substantial additional costs to comply with environmental regulations as the Company develops additional manufacturing capacity.

Business Overview

         Neose is focused on the enzymatic synthesis of complex carbohydrates (oligosaccharides), and the discovery, development, and commercialization of complex carbohydrates for nutritional, pharmaceutical, consumer, and industrial uses. Due to their structural complexity, oligosaccharides are difficult and expensive to produce, and their commercial development has been significantly limited. The Company believes that its proprietary technologies enable the rapid and cost-efficient enzymatic production of naturally-occurring oligosaccharides. Abbott, a leading provider of infant formula in the U.S., has licensed the Company's technology to develop breast milk oligosaccharides as additives to infant formula. Breast milk oligosaccharides are believed to play an important anti-infective role in infants. In its therapeutic development programs, the Company is using its technology to develop complex carbohydrates as potential pharmaceuticals to treat various bacterial infections, such as gastrointestinal and pediatric ear infections, and to prevent xenotransplant rejection. With J&J, the Company is developing novel technology for the large-scale production of another class of complex carbohydrates that may have a number of consumer health care and other applications.


Technology Background

         Biological Function of Oligosaccharides. All human cell surfaces have complex carbohydrates that serve as specific binding sites for other molecules and cells, including pathogens such as bacteria, viruses, and other infectious microorganisms. The first step in the development of many infectious diseases is the attachment of the bacterium, virus, or other pathogen to the human cell. This attachment often occurs when a specific receptor protein on the pathogen recognizes a specific carbohydrate on the human cell. The protein/carbohydrate interaction, which allows the pathogen to initiate the disease process, is highly dependent on the complementary shapes of the protein and the carbohydrate.

         Anti-Infective Functions. Oligosaccharides are not, however, located only on cell surfaces. Soluble oligosaccharides (oligosaccharides not bound to cells) produced by the body are found in many body fluids, including breast milk, tears, urine, and respiratory and gastrointestinal secretions. These soluble complex carbohydrates are identical to the complex carbohydrates on cell surfaces, and are believed to serve as decoys that bind to pathogens, preventing the pathogens from binding to cells and causing disease. The pathogens are then expelled from the body in respiratory and gastrointestinal secretions. For example, breast milk contains a number of soluble oligosaccharides that are believed to prevent the attachment of certain bacteria and viruses to gastrointestinal, respiratory, and urinary tract cells in infants. Soluble oligosaccharides are, therefore, thought to be one of the body's natural anti-infective agents (which also include white blood cells and antibodies).

          Structural Complexity. Oligosaccharides are chains of monosaccharides, or individual sugar molecules, that can be joined in many different combinations. Because there are ten types of individual sugar molecules in humans, and because any two of these may be chemically linked in up to 22 different ways, oligosaccharides are very complex. For example, four different monosaccharides can be arranged to make 35,560 different complex carbohydrates. In contrast, four different amino acids, which are the building blocks of proteins, can be combined to make only 24 distinct peptides.

         Carbohydrate Synthesis. The specific biological properties of an oligosaccharide are dictated by its component monosaccharides and the chemical linkages among those monosaccharides. Because monosaccharide chains can be linked in so many different combinations, with each combination potentially having a different biological activity, synthesis of complex carbohydrates is difficult. Traditional organic chemical synthesis of oligosaccharides is time-consuming, prohibitively expensive, and becomes more complex as the length of a chain increases. Moreover, because oligosaccharides are not directly encoded by genes, they cannot be produced by established recombinant methods. Difficulties in producing oligosaccharides efficiently and in sufficient quantities have significantly limited their development and commercialization.

Neose's Proprietary Technologies

         Neose believes its proprietary technology platform enables the rapid and cost-effective enzymatic synthesis of commercial quantities of a wide range of oligosaccharides. The Company's technologies utilize enzymes to synthesize specific chemical linkages among individual sugar molecules. These enzymes, which are referred to as glycosyltransferases, are catalysts that join monosaccharides together in highly specific ways. Generally, each glycosyltransferase attaches a specific sugar molecule to another specific sugar molecule by means of a specific chemical linkage.

         Glycosyltransferases synthesize linkages at a very rapid rate. Because some glycosyltransferases can work for weeks before having to be replenished, the Company believes that the correct preparation can generate desired oligosaccharides in a commercially scalable manner. Nevertheless, the cost of manufacturing a product depends in significant part on the cost of obtaining the glycosyltransferases. Neose has, accordingly, invested in recombinant methods of producing the glycosyltransferases necessary to manufacture cost-effectively many naturally-occurring oligosaccharides. This procedure has significantly reduced the costs, and increased the efficiencies, of manufacturing certain oligosaccharides.

         Historically, the largest cost component in enzymatic synthesis of complex carbohydrates was the cost of purifying glycosyltransferases from natural sources. Later, as recombinant methods were developed to produce these enzymes from mammalian sources, these costs began to decline, but the resulting enzymes generally still had very low efficiencies. Neose has developed bacterial gene sources for the recombinant production of enzymes with higher efficiencies and specific activities.

         The next largest cost component in enzymatic synthesis of complex carbohydrates has been the cost of sugar donors, or sugar nucleotides. As markets have developed for large-scale production of carbohydrates, the prices of commercially available sugar nucleotides have decreased sharply. Moreover, the Company has developed two other methods to synthesize complex carbohydrates enzymatically without the need to use sugar nucleotides. The Company believes that the cost of sugar nucleotides no longer represents a significant barrier to the large-scale, low-cost production of some carbohydrates.

Products in Development

         Neose has focused its initial research and development efforts on (i) the development of technology to manufacture a breast milk oligosaccharide that is being developed by Abbott for inclusion in Abbott's infant formula products,
(ii) carbohydrate-based therapeutic products for the potential prevention and treatment of chronic gastritis and peptic ulcers, pediatric ear infections, and the prevention of xenotransplant rejection, and (iii) the development, with J&J, of novel technologies for the large-scale production of a class of carbohydrates for potential consumer health care and other applications.

Nutritional Additives Being Developed by Abbott

         Breast milk contains more than two dozen complex carbohydrates that are believed to provide infants with protection against bacterial and viral infections. Commercial infant formula products, based on cow's milk or soy extracts, do not contain breast milk oligosaccharides. Breast-fed infants have fewer bacterial and viral infections than formula-fed infants. The Company believes that this may be due, in part, to the presence of oligosaccharides in breast milk. Abbott has licensed the Company's technology to develop breast milk oligosaccharides for inclusion as additives to infant formula. The Company believes that infant formula manufacturers are increasingly seeking ways to differentiate their products, and to provide an impetus to switch brands of infant formula. A breast milk oligosaccharide may provide effective product differentiation without requiring significant pricing adjustments.

         Any infant formula is subject to the provisions of the United States Infant Formula Act, which amended the FDC Act and established detailed requirements for infant formulas, including their manufacture, composition, and labeling. Abbott has not yet completed a certain regulatory filing required under this act. See "Government Regulation--Regulation of Infant Formula Additives." In addition, at the request of the FDA, the LSRO is conducting a thorough review of allowed nutrients in infant formula, including the possible inclusion of oligosaccharides such as any developed by Abbott using the Company's technology. There can be no assurance that the timing of, or the recommendations resulting from, that review, if adopted by the FDA, will not be materially adverse to Abbott's effort to commercialize any oligosaccharides using the Company's technology as additives to infant formula.

         Oligosaccharides may also be subject to FDA review as food additives. Information supporting the safety of a food additive is submitted to the FDA in the form of a food additive petition. The food additive petition process is generally expensive and lengthy, frequently requiring several years after the petition is submitted to the FDA. No assurance can be given that, if submitted, the FDA will accept the petition or permit desired labeling claims and that, if accepted, such petition will not result in the establishment of regulations that necessitate costly and time-consuming compliance procedures. This process could be time-consuming and expensive and would have a material adverse effect on the Company's business, financial condition, and results of operations. Substances that are GRAS are excluded from the definition of food additives. The FDA has by regulation affirmed a number of substances as GRAS, although it is not required that a substance be affirmed as GRAS by regulation in order to be GRAS. A manufacturer may make an independent determination that there is general recognition of safety of a substance by qualified experts when used for a particular use. There can be no assurance that Abbott will make such a determination, or that the FDA will agree with such a determination, if Abbott were to elect to make such a determination. If the FDA disagrees with a determination, the manufacturer must submit a GRAS affirmation petition for the FDA to review and affirm GRAS status by regulation in order to market and sell the additive or formula containing the additive. This process could be time-consuming and expensive and would have a material adverse effect on the Company's business, financial condition, and results of operations.

         If, in the United States, infant formula, or any additive to infant formula, claims, or is deemed by the FDA to claim on its labeling that the product is intended to cure, treat, mitigate, or prevent disease, such products could be regulated as a drug rather than as a food. Regulation of these products as a drug would require extensive clinical testing and review by the FDA to support the claims made for the product. A determination by the FDA that an oligosaccharide manufactured by Abbott using the Company's technology is a drug could have a material adverse effect on the scope of resources required to develop such a product and timing of any potential commercialization. See "Risk Factors--Dependence on Abbott, Johnson & Johnson, and Other Potential Collaborators" and "Risk Factors--Extensive Government Regulation; No Assurance of Product Approval."

Pharmaceuticals

         Neose's initial pharmaceutical development programs are targeted at the discovery and development of novel oligosaccharide anti-infectives, specifically anti-bacterials. The Company believes that oligosaccharide anti-infectives may have substantial benefits when compared with conventional antibiotics. Oligosaccharides are naturally-occurring, are cost-effective to produce utilizing the Company's technology, have relatively low toxicity, and are less likely than antibiotics to cause adverse side-effects. Bacteria are becoming increasingly resistant to antibiotics, which kill pathogens and select for, and consequently facilitate the proliferation of, strains of the pathogens that are resistant to the antibiotics. Because the Company's anti-infective product candidates do not kill pathogens, but rather prevent attachment of pathogens to cell surfaces, the Company believes that use of its anti-infectives is less likely to result in the development of resistant strains. For these reasons, the Company believes that, unlike conventional antibiotics, complex carbohydrates may be useful for prophylatic, as well as therapeutic, applications.

         Two of the Company's initial drug discovery and development efforts are targeted to develop treatments for gastritis and peptic ulcers caused by Helicobacter pylori ("H. pylori") infections and pediatric ear infections.

         Helicobacter pylori Infections. Neose is developing a compound that is identical to a naturally-occurring human gastrointestinal oligosaccharide for use in the treatment H. pylori infections. H. pylori has been acknowledged to be the cause of gastritis and over 80% of all peptic ulcer cases. An estimated four million people suffer from active peptic ulcers each year in the U.S., and approximately 500,000 new cases are diagnosed annually. The Company estimates that the direct medical costs of treating peptic ulcers in the United States exceed $2.0 billion per year.

         Until recently, treatment of gastritis and peptic ulcers focused on the use of antagonists of acid secretion, such as the H-2 antagonists, Tagamet(R) (cimetidine) and Zantac(R) (ranitidine), and the proton pump inhibitors, Prilosec(R) (omeprazole) and Prevacid(R) (lansoprazole). While assisting in the healing of gastritis and peptic ulcers, these drugs acting alone do not cure the underlying H. pylori infection. Consequently, high rates of recurrence and the need for chronic therapy are associated with these treatment regimes. The approach currently favored to treat gastritis and recurrent peptic ulcers involves the administration of antibiotics in combination with other drugs. The leading antibiotic approved for the treatment of H. pylori infections is Biaxin(R) (clarithromycin). Even the most effective antibiotic treatments, however, may be complicated by (i) the need to treat for prolonged periods with multiple drugs, (ii) side-effects and problems with patient compliance, (iii) relapses if treatment is interrupted, and (iv) the development of antibiotic-resistant strains of H. pylori.

         NE-0080, Neose's product candidate for the treatment of H. pylori infections, is a carbohydrate molecule that is believed to be identical to a human stomach cell carbohydrate utilized by H. pylori to attach to its target cells. In in vitro preclinical studies, NE-0080 prevented the attachment of H. pylori to human stomach cell lines, and dislodged previously bound H. pylori bacteria from such cells. Studies in two different animal models have shown that NE-0080 decreased H. pylori levels. The Company filed an IND application with the FDA in December 1994 and completed Phase

IA and Phase IB clinical trials involving, respectively, 24 healthy subjects in an ascending, single dose study in April 1995, and 32 subjects with asymptomatic
H. pylori infections in a 10-day repeat dose study in March 1996. The results of these studies indicated that NE-0080 was well-tolerated and did not cause any adverse side-effects. A Phase IC study, involving a 28-day repeat dose study in 11 subjects with asymptomatic H. pylori infections, was completed in November 1996. Although the study was designed primarily to test safety, the Company also used the non-invasive urea breath test ("UBT") test to measure H. pylori loads in the subjects over an eight-week period. NE-0080 caused a statistically significant decrement in UBT values. The Company completed a pilot dose-ranging Phase II study on NE-0080 in January 1998, and plans to initiate expanded Phase II trials with symptomatic subjects in Europe in mid-1998. Neose also is developing NE-1327, a polyvalent configuration of NE-0080 that is significantly more effective than the natural monovalent molecule in inhibiting in vitro binding of H. pylori bacteria to human stomach cells.

         Pediatric Ear Infections. Neose is developing NE-1530, a naturally-occurring human airway oligosaccharide, for the treatment of pediatric ear infections. Middle ear infections are one of the most frequent reasons for pediatrician visits. There are estimated to be in excess of 24 million office visits and prescriptions each year attributable to middle ear infections. Health care costs in the United States associated with middle ear infections exceed $2.0 billion annually. Current antibiotic therapies are losing their effectiveness due to the occurrence of resistant strains of the bacteria that cause these infections.

         NE-1530 contains a sugar sequence believed to be identical to that of airway carbohydrates to which respiratory disease-causing bacteria attach, and subsequently initiate colonization. In in vitro tests, the compound blocked the attachment to human airway cells of Streptococcus pneumoniae, Hemophilus influenzae, and Moraxella catarrhalis, the bacteria most frequently associated with a variety of respiratory infections, including pediatric ear infections, acute infections associated with chronic bronchitis, and pneumonia. In addition, results of animal studies indicate that this compound inhibits and reverses the attachment of these bacteria. The Company filed an IND application with the FDA for NE-1530 in October 1997, and completed a Phase I adult safety study in December 1997. The Company plans to initiate pediatric safety studies in the United States and in Finland in mid-1998, and hopes to initiate pediatric efficacy studies in late 1998. Although the Company has chosen initially to develop NE-1530 for pediatric ear infections, the Company also may develop this compound in the future for other indications, such as acute infections associated with chronic bronchitis and pneumonia.

         Xenotransplant Rejection. An estimated 19,000 human organ transplants were performed in the United States in 1996, but many times that number of patients are believed to die each year due to the lack of available human organs. At the end of 1997, the waiting list for humans awaiting human organs was approximately 57,000, and that list has grown significantly each year. There have been efforts in the past to utilize animal organs, particularly pig organs due to their size, availability, and physiological similarities to humans, to address the shortage of human organs. These efforts, however, have not been successful. Although substantial resources have been committed to develop animal organs for human transplants, hyperacute rejection ("HAR"), in which the transplanted organ is rejected within minutes of transplantation, remains one of the most critical obstacles to xenotransplantation. HAR results from an antibody-mediated response against an oligosaccharide found on the cell surface of most mammals, but absent in humans.

         In vitro studies and limited in vivo studies indicate that it may be possible to prevent, to some extent, HAR by administering sufficient quantities of the Company's specific oligosaccharide prior to and following surgery to bind and neutralize the circulating antibodies. Animal studies have demonstrated that the administration of the appropriate oligosaccharide may prevent HAR to a sufficient degree, and for a sufficient period of time, to allow the recipient to accommodate the grafted organ. Once HAR is overcome, existing immunosuppressive pharmaceuticals may help physicians manage the ongoing accommodation of the new organ in most patients.

         Neose has synthesized significant quantities of the oligosaccharide that is the target of the antibody responsible for HAR, and has collaborated with a leading transplant surgeon in preclinical studies of this compound, designated NE-0501, as a preventive agent for HAR in xenotransplants utilizing pig organs. The Company has conducted preclinical studies in which unmodified pig hearts were grafted into two baboons receiving NE-0501 intravenously to neutralize the target antibodies. These studies demonstrated that NE-0501, while present in the bloodstream in adequate concentrations, allows the in vivo survival of the transplanted organ, and neutralizes the antibodies that initiate HAR. Although the Company does not plan any further independent development of NE-0501, the Company is collaborating with other companies that are pursuing xenotransplantation with several different approaches, including transgenic modification of pig organs and chimeric tolerization of donor organs. The Company believes that the use of oligosaccharides may be an important part of the therapies that will ultimately be utilized in the possible commercialization of xenotransplantation in the future.

         The Company's drug candidates and future pharmaceutical development efforts are subject to the substantial risks of failure inherent in the development of any pharmaceutical product. See "Risk Factors--Substantial Risks of Pharmaceutical Development; Uncertainty Regarding Clinical Trials" and "Risk Factors--Extensive Government Regulation; No Assurance of Product Approval."

Product Development with J&J; Other Potential Products

         In collaboration with J&J, the Company is developing novel technology that may be useful in the large-scale manufacture of a class of complex carbohydrates for a number of consumer health and other applications. The Company also intends to explore the use of its core technology to produce molecules for food industry and other industrial applications, and to target compounds that would have anti-bacterial and anti-inflammatory applications in the cosmetics industry. Other clinically important infections mediated by complex carbohydrates include dental and periodontal infections, vaginitis, tuberculosis, sexually transmitted diseases, diarrhea, urinary tract infections, and corneal ulcers. The Company is currently pursuing research for two potential product opportunities: (i) oral hygiene complex carbohydrates to inhibit the activity of plaque and gingivitis-causing bacteria; and (ii) complex carbohydrates that may interrupt the activity of Chlamydia pneumoniae, a possible cause of atherosclerosis. Using its proprietary technology, Neose believes it can manufacture complex carbohydrates for eventual development as novel anti-infective drugs to combat one or more of these infectious diseases.

Agreements with Abbott

         The Company and Abbott have entered into collaborative agreements under which Abbott has licensed technology from Neose to develop breast milk oligosaccharides as additives to infant formula and other nutritional products. Abbott has development and regulatory responsibilities for the nutritional additives and exclusive manufacturing rights.

         The Company's agreements with Abbott provide, in part, for the receipt by the Company of a milestone payment and license fees, if commercialization occurs. Under this arrangement, Neose has received to date approximately $11.2 million in contract payments, milestone payments, and equity investments from Abbott. Also, Neose is to receive $5 million within 60 days of the first commercial sale, if any, of infant formula containing nutritional additives manufactured using the Company's technology. Abbott has agreed to pay Neose ongoing fees based on the dry weight of infant formula sold containing nutritional additives manufactured using the Company's technology. The Company is required to credit $3.75 million of the license fees against the ongoing fees in equal amounts over four years. In addition, Abbott has agreed to renegotiate the fees due Neose on the sale of products covered by the technology licensed to Abbott by Neose in any case where, aside from and in addition to such technology, Neose has made a contribution in the methods, processes, or compounds used in the manufacture of the product that both parties agree will result in a substantial commercial advantage. There can be no assurance that Abbott will ultimately commercialize any oligosaccharide manufactured using the Company's technology, and thus, there can be no assurance that the Company will ever receive any further revenues from Abbott.

         Abbott has the option at any time prior to the first commercial sale, if any, of infant formula containing an oligosaccharide manufactured using the technology licensed from the Company, to elect to make the underlying license agreement with the Company non-exclusive, in which event the license fees payable to the Company after commercialization would be reduced by 50%, and Abbott's obligations to make milestone payments would be terminated. Abbott also has the right to terminate the underlying license agreement upon 60 days' notice, in which event it would have no further funding obligations to the Company. In addition, because Abbott has failed to make a certain regulatory filing by a specified date, Neose, at its option, may now similarly elect to convert the license of the Company's technology to a non-exclusive license to Abbott on the same financial terms. Neose has not exercised that right, and Neose and Abbott are currently engaged in discussions concerning possible modifications of their agreements. Neose has been advised that Abbott is continuing to pursue the development and commercialization of infant formula containing an oligosaccharide manufactured using the Company's technology. There can be no assurance that

Neose would be able to interest another party in a non-exclusive license for these purposes in the event that either party elects to convert to a non-exclusive license.

         Further revenues, if any, from the Company's agreements with Abbott will depend on Abbott's own competitive, marketing, and strategic considerations, including the relative advantages of alternative products being developed or marketed by competitors. Furthermore, Abbott is responsible for developing any oligosaccharides manufactured using the Company's technology, completing manufacturing scale-up activities, and assuring that the compounds, when used as nutritional additives, comply with applicable regulatory requirements, which requirements have not yet been satisfied by Abbott. See "Risk Factors--Extensive Government Regulation; No Assurance of Product Approval." The amount and timing of resources Abbott commits to these activities are entirely within Abbott's control. There can be no assurance that Abbott will pursue the development and commercialization of any oligosaccharides manufactured using the Company's technology. No assurance can be given that the agreements will result in the successful commercialization of any oligosaccharides manufactured using the Company's technology or that any future milestone payments or fees will be received by the Company. The suspension or termination of the Company's agreement with Abbott, the conversion by Abbott to a non-exclusive license of the Company's technology, or a delay by Abbott in the development or commercialization of any nutritional additives manufactured using the Company's technology would have a material adverse effect on the Company's business, financial condition, and results of operations. See "Risk Factors--Dependence on Abbott, Johnson & Johnson, and Other Potential Collaborators."

Agreement with J&J

         In November 1997, the Company entered into a joint development agreement with McNeil Specialty Products Company, a subsidiary of J&J, for the joint development of novel technology for the large-scale production of a class of complex carbohydrates for a number of consumer health and other applications. Under the terms of the agreement, the costs of such joint development will be borne equally by Neose and J&J, and the technology developed will be owned jointly. Either party may terminate the agreement on 30 days' notice. If the technology development is successful, agreements will need to be reached between Neose and J&J concerning the future structure and financing of a large-scale manufacturing facility, product development, marketing, and sales. See "Risk Factors--Dependence on Abbott, Johnson & Johnson, and Other Potential Collaborators."

Research and Development

         The Company conducts the majority of its research and development activities through its own staff and facilities. The Company has assembled a scientific staff with multidisciplinary skills in advanced research technologies, including biochemistry, organic chemistry, analytic chemistry, molecular biology, cell biology, microbiology, and enzymology. The Company currently has 46 employees engaged in research and development. The Company's research facilities include laboratories for each of the scientific disciplines, in vitro testing facilities, and formulation facilities.

         In addition to its in-house research programs, the Company collaborates with academic and research institutions to support research in areas of interest to the Company. Usually, such research assistance is performed with additional in-house research. The faculty member supervising the outside research effort may also participate as a consultant to the Company.

Patents and Proprietary Rights

         The Company relies on patent rights, trade secrets, trademarks, and nondisclosure agreements to establish and protect its proprietary rights in its technologies and products. Despite these precautions, it may be possible for unauthorized third parties to utilize the Company's technology, or to obtain and use information that the Company regards as proprietary. The Company may be dependent on licensors or collaborators to prosecute certain of the Company's patent applications and may be dependent on such parties to protect such patent rights if patents issue. The laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. See "Risk Factors--Uncertainty Regarding, and Dependency Upon, Patents and Proprietary Rights."


         The Company owns five issued U.S. patents and seven U.S. patent applications directed to manufacturing processes for, and therapeutic uses of, oligosaccharides. Through its license with Penn, the Company has obtained exclusive, worldwide rights to two issued U.S. patents. Both patents expire in 2010. The first patent, for which certain corresponding foreign patents have issued and other foreign patent applications are pending, is directed to an apparatus for synthesizing carbohydrates or carbohydrate-containing compounds utilizing three or more, different glycosyltransferases. The other U.S. patent is directed to an apparatus containing a specific pair of enzymes for synthesizing a breast milk oligosaccharide, and to other apparatuses containing multiple glycosyltransferases. In addition, the Company, through its license with Penn, has received rights to a patent application directed to a process for obtaining glycosyltransferases from natural sources. The Penn license terminates upon the expiration of the last-to-expire licensed patent in each country. Penn may, at its option, terminate the license upon 60 days' notice if the Company is not using its continuing best efforts to develop or sell a product using the licensed technology. The Company also has licensed from another institution four issued patents and two patent applications. These are directed toward certain gene sequences, and therapeutic uses of certain oligosaccharides. The Company, both independently and through its licenses, has rights to a number of U.S., and corresponding foreign, patent applications.

Government Regulation

         The Company's product candidates and manufacturing facilities are subject to stringent regulation by a number of government authorities in the U.S. and other countries, including the FDA, pursuant to the FDC Act and regulations thereunder. See "Risk Factors--Extensive Government Regulation; No Assurance of Product Approval."

         The Company's operations are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other similar federal, state, and local laws, rules, and regulations governing laboratory activities, waste disposal, handling dangerous materials, and other matters. The Company is unable to predict whether any governmental agency will adopt requirements, including regulations that would have a material and adverse effect on any future product applications involving biotechnology. The Company currently voluntarily complies with the National Institutes of Health Guidelines for Research Involving Recombinant DNA Technologies. Although the Company believes that it is currently in compliance in all material respects with all applicable laws, rules, and regulations governing its current activities, these laws, rules, and regulations change frequently, and there can be no assurance that federal or state governments will not impose upon all or a portion of the Company's activities additional restrictions that might adversely affect the Company's business, prospects, financial condition, or results of operations. See "Risk Factors--Hazardous Materials; Compliance with Environmental Regulations."

Regulation of Infant Formula Additives

         The United States Infant Formula Act has detailed requirements for the manufacture, composition, and labeling of infant formulas. Under the United States Infant Formula Act, infant formula manufacturers are required to notify the FDA of any intent to revise, add, or substitute any protein, fat, or carbohydrate in infant formula 90 days prior to the intended date of commercial distribution. The submission must contain the quantitative formulation of the new infant formula, a description of any reformulation or change in processing, and assurances that the new infant formula will not be marketed without complying with the nutrient and quality factor requirements and GMP control requirements. Upon notification, the FDA has a 90-day period in which to request additional information, or deny marketing rights for the new formula. If no response is forthcoming from the FDA within 90 days of notification, the manufacturer may proceed with commercial sales of the newly-formulated product. Pursuant to the Company's agreements with Abbott, Abbott is responsible for all regulatory activities relating to the infant formula additive. The Company has been advised that Abbott has not yet made any such submission. There can be no assurance that Abbott will be able to satisfy all applicable regulatory requirements. See "Risk Factors--Extensive Government Regulation; No Assurance of Product Approval--Infant Formula Additive."

         In addition, at the request of the FDA, LSRO is conducting a thorough review of allowed nutrients in infant formula, including the possible inclusion of oligosaccharides such as any developed by Abbott using the Company's technology. There can be no assurance that the timing of, or the recommendations resulting from, that review, if adopted by the FDA, will not be materially adverse to Abbott's efforts to commercialize any oligosaccharides using the Company's technology as additives to infant formula.

         Food and food ingredients are also subject to the provisions of the FDC Act regarding adulteration and misbranding of food. Food additives are not considered to be GRAS and are broadly defined as any substances that may become a component, or otherwise affect the characteristics, of food. All new food additives require premarket clearances. The breast milk oligosaccharide that Abbott is developing under a license from the Company is intended to be marketed by Abbott as an additive to infant formula, and may be subject to the extensive and lengthy FDA review process for food additives.

         Information supporting the safety of a food additive is submitted to the FDA in the form of a food additive petition. Such a petition is required to contain reports of safety investigations of the food additive and details regarding its physical, chemical, and biological properties. Product safety studies submitted to the FDA are typically conducted in accordance with FDA good laboratory practices ("GLP") requirements. Submission of a food additive petition does not assure that the FDA will issue a food additive regulation. The information must establish with reasonable certainty that the food additive is safe for its intended use at the level specified in the petition. The food additive petition process generally is expensive and lengthy, frequently requiring several years after the petition is submitted to the FDA. No assurance can be given that the FDA will accept the petition or that, if accepted, such petition will not result in the establishment of regulations concerning the use of the product.

         Substances that are GRAS are excluded from the definition of food additives. A manufacturer may make an independent determination that qualified experts would generally agree that a substance is GRAS for a particular use. Alternatively, a GRAS affirmation petition may be submitted for the FDA to review and affirm GRAS status by regulation. There can be no assurance that Abbott will make an independent determination or that the FDA will agree with such independent determination, if Abbott were to elect to make such a determination. If the FDA disagrees with a determination, the manufacturer must submit a GRAS affirmation petition for the FDA to review and affirm GRAS status by regulation in order to market and sell the additive or formula containing the additive. This process could be time-consuming and expensive and would have a material adverse effect on the Company's business, financial condition, and results of operations. Furthermore, a company's decision to rely on an independent determination may limit the marketability of that company's products as to food manufacturers, many of whom require confirmation of GRAS status from the FDA before they will purchase substances for use in foods from third parties.

         In addition, Abbott may market infant formula containing the additive in foreign countries. Infant formula regulatory requirements vary widely from country to country, and may be more or less stringent than FDA requirements. The time required to obtain clearances, if required, in foreign countries may be longer or shorter than that required in the United States.

         If, in the United States, the Company's technology is incorporated in products claiming on their labeling to cure, treat, mitigate, or prevent disease, such products could be regulated as a drug rather than as a food. Regulation of these products as a drug would require extensive clinical testing and review by the FDA to support the claims made for the product. See "--Regulation of Pharmaceutical Products." A determination by the FDA that an oligosaccharide manufactured by Abbott using the Company's technology is a drug, could have a material adverse effect on the scope of resources required to develop such a product, and timing of any potential commercialization.

Regulation of Pharmaceutical Products

         The Company's research and development activities regarding, and the future manufacturing and marketing of, its pharmaceutical products will be subject to significant regulation by numerous government authorities in the United States and other countries. Pharmaceutical products intended for therapeutic use in humans are governed principally by the FDC Act and by FDA regulations in the United States, and by comparable laws and regulations in foreign countries. The FDC Act and other federal statutes and regulations govern the testing, manufacture, safety, labeling, storage, record keeping, approval, advertising, and promotion of such products. Failure to comply with applicable requirements can result in fines, recall, or seizure of products, total or partial suspension of production, withdrawal of existing product approvals, refusal to approve new drug applications, and criminal prosecution. The process of completing clinical testing and obtaining FDA approval for a new drug or biological product requires a number of years and the expenditure of substantial resources and there can be no assurance that approval will be granted. See "Risk Factors--Extensive Government Regulation; No Assurance of Product Approval--Pharmaceutical Product Candidates."

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

         Phase I clinical trials are designed to determine the metabolic and pharmacologic effects of the drug in humans, the side-effects associated with increasing doses, and possibly, to obtain early indications of efficacy. These studies generally involve a small number of healthy volunteer subjects, but may be conducted on people with the disease the drug is intended to treat. Phase II studies are conducted to evaluate the effectiveness of the drug for a particular indication and thus involve patients with the disease under study. These studies also provide evidence of the short-term side-effects and risks associated with the drug. Phase III studies are generally designed to provide the substantial evidence of safety and effectiveness of a drug required to obtain FDA approval. They often involve a substantial number of patients in multiple study centers and may include chronic administration of the drug in order to assess the overall benefit-risk relationship of the drug. A clinical trial may combine the elements of more than one phase and typically two or more Phase III studies may be required. Under the FDAMA, data from one such clinical trial may be sufficient to establish effectiveness. Typical estimates of the total time required for completing such clinical testing vary between four and ten years.

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

         For marketing outside the United States, the Company will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs and devices. The requirements relating to the conduct of clinical trials, product licensing, pricing, and reimbursement vary widely from country to country. See "Risk Factors--Substantial Risks of Pharmaceutical Development; Uncertainty Regarding Clinical Trials" and "Risk Factors--Extensive Government Regulation; No Assurance of Product Approval."

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

         The Company currently is relying solely on Abbott to develop, manufacture, and commercialize nutritional additives manufactured using the Company's technology. Thus, the Company's ability to commercialize its technology successfully will depend, in part, on Abbott's ability to compete in a highly competitive infant formula market. Abbott's principal competitors in this market are believed to include Bristol-Myers Squibb Company, Nestle S.A., Novartis, and American Home Products Corp. There can be no assurance that Abbott's competitors or others will not succeed in developing technologies and products that are more commercially successful than any being developed by Abbott, or that would render technology licensed from the Company, or Abbott's products obsolete or noncompetitive. Although Neose is not aware of any other companies that are developing breast milk oligosaccharides as additives to infant formula, other companies are investigating potential infant formula additives. Such compounds may compete as additives to infant formula, but are not directly substitutable for, or competitive with, oligosaccharides.

         The anti-H. pylori market is currently dominated by large pharmaceutical companies with products that generally kill bacteria non-specifically. In response to recent evidence that infection with the bacterium H. pylori is the major cause of peptic ulcers, certain of these pharmaceutical companies and others have initiated or expanded research programs aimed at the eradication of H. pylori. However, many of these research programs are focusing on conventional antibiotic agents, each of which has reported incidences of side-effects or resistance. To date, no single product has alone received FDA approval of a labeling indication for H. pylori, although the FDA has approved several combinations of multiple products with a specific labeling indication for eradication of H. pylori. The market for treatment of respiratory infections and otitis media is currently dominated by large pharmaceutical companies with antibiotics that kill bacteria non-specifically. The use of antibiotics often results in the development of side-effects and resistance. Due to the significant commercial opportunities for respiratory infection and otitis media therapeutics, many pharmaceutical and biotechnology companies are believed to be developing alternative therapeutics and vaccines for the treatment and prevention of respiratory infections and otitis media. Due to the limited supply of human organs, there is a developing need for alternatives. The Company is aware of several other pharmaceutical companies that are doing work in the area of xenotransplantation.

         Several companies are developing oligosaccharide therapeutics, and one company produces by enzymatic means a limited number of oligosaccharides and oligosaccharide precursors. The Company believes that none of these companies has the ability currently to manufacture a wide variety of human oligosaccharide products in quantities sufficient for commercialization. Other companies, however, that are developing non-human oligosaccharides may have the capability to produce, via fermentation, quantities sufficient for clinical studies and commercialization. In addition, some companies are investigating novel methods of organic synthesis, sometimes in combination with enzymatic steps, in order to produce commercial quantities of complex carbohydrates. There can be no assurance that these and other efforts by potential competitors will not be successful, or that other methods of carbohydrate synthesis will not be developed to compete with the Company. See "Risk Factors--Substantial Competition; Risk of Technological Obsolescence."

Manufacturing

         The Company is entirely dependent on Abbott for manufacturing any oligosaccharides manufactured using the Company's technology for inclusion in Abbott's infant formula.

         The Company's other potential products, to be successful, must be manufactured in commercial quantities, at acceptable costs, and, with respect to pharmaceutical products, under GMP prescribed by the FDA. During 1997, the Company purchased its facility and substantially expanded its GMP manufacturing facility. The Company's expanded facility has the capacity to manufacture only limited amounts of GMP carbohydrate materials for clinical trials and limited commercial needs. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a description of the financial aspects of this manufacturing expansion. The Company will need to develop additional GMP manufacturing facilities or depend on its collaborators, licensees, or contract manufacturers for the commercial manufacture of any potential products. If the Company determines to establish a commercial-scale manufacturing facility, it will require substantial additional funds, the hiring and retention of significant additional personnel, and compliance with extensive regulations applicable to such a facility. Furthermore, if the technology development program with J&J is successful, the parties will have to reach agreement upon the structure and financing of a large-scale manufacturing facility.

         The Company has no experience in such commercial manufacturing, and there can be no assurance that the Company will be able to establish such a facility successfully, nor, if established, that it will be able to manufacture products in commercial quantities for sale at competitive prices. If the Company determines to rely on collaborators, licensees, or contract manufacturers for the commercial manufacture of its products, the Company will be dependent on such collaborators or other entities for, and will have only limited control over, the commercial manufacturing of its products. There can be no assurance that the Company will be able to enter into any such manufacturing arrangements on acceptable terms, if at all. If the Company is not able to enter into commercial manufacturing agreements, it could encounter delays in introducing its products into certain markets, or find that the manufacture of its products in these markets is adversely affected. There can be no assurance that the parties to the Company's future commercial manufacturing agreements will perform their obligations as expected, or that any revenue will be derived from these commercial manufacturing agreements. See "Risk Factors--No Commercial Manufacturing Capability or Experience."

Marketing, Distribution, and Sales

         The Company has no experience in marketing, distributing, or selling nutritional additives or pharmaceutical products, and will have to develop a sales force or rely on its collaborators or licensees, or on arrangements with others to provide for the marketing, distribution, and sales of its products. There can be no assurance that the Company will be able to establish marketing, distribution, and sales capabilities or make arrangements with third parties to perform such activities on acceptable terms, if at all. See "Risk Factors--No Marketing or Sales Capability or Experience."




Employees

         As of February 2, 1998, Neose had 58 employees (14 of whom held Ph.D., Pharm.D., or M.D. degrees), consisting of 46 employees engaged in research and development activities and 12 employees devoted to business development, finance, and administrative activities. The Company's staff includes carbohydrate biochemists as well as scientists with expertise in organic chemistry, analytic chemistry, molecular biology, microbiology, cell biology, scale-up manufacture, and regulatory affairs. A significant number of the Company's management and professional employees have prior experience with pharmaceutical or biotechnology companies, and many have specialized training in carbohydrate technology. None of the Company's employees is covered by collective bargaining agreements, and Neose believes that it maintains good relations with its employees. See "Risk Factors--Dependence on Key Personnel."


ITEM 2.  PROPERTIES.

         Through March 1997, the Company leased approximately 45,000 square feet of laboratory and office space in Horsham, Pennsylvania. In March 1997, the Company purchased its previously leased facility for approximately $3.8 million. In addition, the Company made capital expenditures from late 1996 through 1997 totaling approximately $8.2 million to expand GMP manufacturing capabilities for its compounds under development. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion of the financial aspects of the facility purchase and manufacturing expansion.

         The Company will need to develop additional GMP manufacturing facilities, or depend on its collaborators, licensees, or contract manufacturers for the commercial manufacture of its products. See "Item
1--Business--Manufacturing."

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company did not submit any matters to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Price Range of Common Stock

         The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "NTEC." The following table sets forth, for the periods indicated, the high and low closing sales price per share of the Common Stock, as reported on the Nasdaq National Market.

                                                                 High             Low
                                                                ------           ------

      1997

          First Quarter.....................................  $ 18 3/4          $ 13 3/4

          Second Quarter....................................    16 1/4            11 7/8

          Third Quarter.....................................    18                12 3/4

          Fourth Quarter....................................    19 1/8            12 3/4

                                                                High             Low
                                                               ------           ------
      1996

          First Quarter (from February 15, 1996)............  $ 22 3/4          $ 12 1/2

          Second Quarter....................................    24                18 3/8

          Third Quarter.....................................    20 7/8            11 5/8

          Fourth Quarter....................................    19 5/8            14 1/2

         There were approximately 350 holders of record of the Company's Common Stock as of February 2, 1998. The Company currently anticipates that it will retain all available funds for use in the operation of its business and for potential acquisitions, and therefore does not anticipate paying any cash dividends on its Common Stock for the foreseeable future.

Use of Proceeds from Initial Public Offering

         The Company's first Registration Statement on Form S-1 (Commission File No. 33-80693) was declared effective on February 15, 1996 (the "IPO"). The Company received net proceeds of approximately $29.1 million ("Net Proceeds").

         As of December 31, 1997, the Company had used Net Proceeds as follows:
$13.6 million for research and development activities; $6.0 million for general corporate purposes; $2.7 million for the purchase and installation of machinery and equipment; $2.1 million for the repayment of debt; and $1.0 million for the construction of plant, building, and facilities. The remaining $3.7 million has been temporarily invested in a U.S. Treasury note.

         At the time of the IPO, the Company expected to use $10.0 million of the Net Proceeds for research and development activities, $3.0 million for capital expenditures, and $16.1 million for working capital and general corporate purposes. As of December 31, 1997, the Company had expended approximately $3.6 million more than anticipated for its research and development activities, and $0.7 million more than anticipated for capital expenditures. These amounts were more than offset by $8.0 million of lower than anticipated disbursements for working capital and general corporate purposes (including disbursements for the repayment of debt), of which approximately $3.7 million had been temporarily invested in a U.S. Treasury note.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected financial data set forth below as of and for the years ended December 31, 1993, 1994, 1995, 1996, and 1997, and for the period from inception (January 17, 1989) to December 31, 1997, have been derived from the Company's audited financial statements. The financial statements of the Company for each of the three years in the period ended December 31, 1997, and for the period from inception (January 17, 1989) to December 31, 1997, and the related balance sheets at December 31, 1996 and 1997 included elsewhere in this Annual Report on Form 10-K have been audited by Arthur Andersen LLP, independent public accountants. The data set forth below should be read with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K



                                                                                                  Period from
                                                                                                   inception
                                                     Year ended December 31,                   (January 17, 1989)
                                      ------------------------------------------------------     to December 31,
                                       1993       1994        1995        1996        1997            1997
                                      -------    -------     -------     -------     -------   ------------------
                                              (in thousands, except per share data)
Statement of Operations Data:
Revenue from
   collaborative agreements           $ 2,600   $     48     $ 1,199     $ 1,383   $     725      $   5,955

Operating expenses:
   Research and development             3,399      5,004       4,733       6,502       8,013         30,992
   General and administrative           1,577      1,319       1,665       2,505       3,884         13,078
                                      -------    -------     -------     -------     -------       --------
   Total expenses                       4,976      6,323       6,398       9,007      11,897         44,070
                                      -------    -------     -------     -------     -------       --------

Interest income (expense), net            (47)        63         132       1,483       2,108          3,528
                                      -------    -------     -------     -------     -------       --------

Net loss                              $(2,423)   $(6,212)    $(5,067)    $(6,141)    $(9,064)      $(34,587)
                                      =======    =======     =======     =======     =======       ========

Basic and diluted net loss per
  share (1)                                                 $  (1.99)   $  (0.82)   $  (0.96)
                                                            ========     =======    ========

Basic and diluted weighted-average
shares outstanding (1)                                         2,550       7,494       9,405
                                                            ========     =======    ========


                                                        As of December 31,
                                     ---------------------------------------------------------
                                        1993       1994        1995       1996        1997
                                     ---------- ---------- ----------- ----------- -----------
                                                          (in thousands)
Balance Sheet Data:
Cash and marketable securities        $ 1,500   $  5,363    $ 11,189    $ 32,845    $ 43,303
Total assets                            3,534      8,196      14,639      37,118      58,886
Long-term debt                          1,010        736       1,235         556       8,917
Deficit accumulated during
   the development stage               (8,103)   (14,315)    (19,382)    (25,523)    (34,587)
Total stockholders' equity              1,448      6,352      11,733      35,120      46,954

(1) See Note 2 of Notes to Financial Statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The statements set forth below that are not historical facts or statements of current condition are forward-looking statements. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "forecasts," "estimates," "plans," "continues," "may," "will," "should," "anticipates," or "intends," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy or intentions. These forward-looking statements, such as statements regarding present or anticipated scientific progress, development of potential pharmaceutical products, future revenues, capital expenditures, research and development expenditures, future financings and collaborations, management, manufacturing development and capabilities, and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's actual results, performance, or achievements include, but are not limited to, the "Risk Factors" set forth in Item 1 of this Annual Report on Form 10-K, and general financial, economic, regulatory, and political conditions affecting the biotechnology industry in general. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. Furthermore, the Company disclaims any obligation or intent to update any such factors or forward-looking statements to reflect future events or developments.

Overview

         Neose, a development-stage company, commenced operations in 1990, and has devoted substantially all of its resources to the development of its enzymatic carbohydrate synthesis technology and to the discovery and development of complex carbohydrates for a variety of applications, including nutritional additives and pharmaceuticals.

         In December 1992, the Company entered into collaborative agreements with Abbott under which Abbott has licensed technology from Neose for the development by Abbott of breast milk oligosaccharides as additives to infant formula and other nutritional products. The Company has received approximately $11.2 million in contract payments, license fees, milestone payments, and equity investments in connection with its agreements with Abbott. The Company has not generated any material revenues from operations, except for interest income and revenues from collaborative agreements, including its agreements with Abbott.

         The Company has incurred losses since its inception and, as of December 31, 1997, had a deficit accumulated during the development stage of approximately $34.6 million. The Company anticipates incurring additional losses over at least the next several years. Such losses may fluctuate significantly from quarter to quarter and are expected to increase as the Company expands its research and development programs, and as the Company expands its manufacturing capabilities. The Company anticipates that the only material sources of revenue for the next several years will be payments under its collaborative agreements, license fees, payments from future collaborative agreements, if any, and interest income. Payments under collaborative agreements will be subject to significant fluctuation in both timing and amount. Therefore, the Company's results of operations for any period may not be comparable to the results of operations for any other period.

 Results of Operations

Years Ended December 31, 1997 and 1996

         Revenues from collaborative agreements decreased to $0.7 million in 1997 from $1.4 million in 1996 due to decreased revenues from the Company's collaborative agreements.

         Research and development expenses increased to $8 million in 1997 from $6.5 million in 1996. The increase was primarily attributable to the increased preclinical and clinical trial expenditures for NE-1530, increased depreciation expense related to property and improvements expenditures, and financing expenses associated with the Montgomery County (Pennsylvania) Industrial

Development Authority ("MCIDA") bond issuance. Research and development expenses are expected to continue to increase in 1998, due principally to additional expenditures in connection with a research and development program with J&J (See "Item 1--Business--Agreement with J&J") and additional clinical trial expenditures.

         General and administrative expenses increased to $3.9 million in 1997 from $2.5 million in 1996. The increase was primarily attributable to increased patent and business development expenses, and expenses associated with being a public company.

         Interest income increased to $2.7 million in 1997 from $1.7 million in 1996 due to higher average cash and marketable securities' balances resulting from the Company's public offering in January 1997. Interest expense increased to $0.6 million in 1997 from $0.2 million in 1996 due to higher average loan balances outstanding during 1997.

Years Ended December 31, 1996 and 1995

         Revenues from collaborative agreements increased to $1.4 million in 1996 from $1.2 million in 1995 due to increased revenues from the Company's collaborative agreements.

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

Liquidity and Capital Resources

         From inception through December 31, 1997, the Company had incurred a cumulative net loss of approximately $34.6 million, and had financed its operations through private and public offerings of its securities and revenues from its collaborative agreements. The Company had $43.3 million in cash and marketable securities as of December 31, 1997, compared to $32.8 million as of December 31, 1996. This increase was primarily attributable to the receipt of net proceeds from the Company's public offering in January 1997. The Company sold 1,250,000 shares of Common Stock at a price per share of $17.50. The Company received proceeds of approximately $20.3 million after deducting placement fees and offering expenses.

         The Company and Abbott have entered into collaborative agreements under which Abbott has licensed technology from Neose to develop breast milk oligosaccharides as additives to infant formula and other nutritional products. Abbott has development and regulatory responsibilities for the nutritional additives and exclusive manufacturing rights.

         The Company's agreements with Abbott provide, in part, for the receipt by the Company of a milestone payment and license fees, if commercialization occurs. Under this arrangement, Neose has received to date approximately $11.2 million in contract payments, milestone payments, and equity investments from Abbott. Also, Neose is to receive $5 million within 60 days of the first commercial sale, if any, of infant formula containing nutritional additives manufactured using the Company's technology. Abbott has agreed to pay Neose ongoing fees based on the dry weight of infant formula sold containing nutritional additives manufactured using the Company's technology. The Company is required to credit $3.75 million of the license fees against the ongoing fees in equal amounts over four years. In addition, Abbott has agreed to renegotiate the fees due Neose on the sale of products covered by the technology licensed to Abbott by Neose in any case where, aside from and in addition to such technology, Neose has made a contribution in the methods, processes, or compounds used in the manufacture of the product that both parties agree will result in a substantial commercial advantage. There can be no assurance that Abbott will ultimately commercialize any oligosaccharide manufactured using the Company's technology, and thus, there can be no assurance that the Company will ever receive any further revenues from Abbott.

         Abbott has the option at any time prior to the first commercial sale, if any, of infant formula containing an oligosaccharide manufactured using the technology licensed from the Company, to elect to make the underlying license agreement with the Company non-exclusive, in which event the license fees payable to the Company after commercialization would be reduced by 50%, and Abbott's obligations to make milestone payments would be terminated. Abbott also has the right to terminate the underlying license agreement upon 60 days' notice, in which event it would have no further funding obligations to the Company. In addition, because Abbott has failed to make a certain regulatory filing by a specified date, Neose, at its option, may now similarly elect to convert the license of the Company's technology to a non-exclusive license to Abbott on the same financial terms. Neose has not exercised that right, and Neose and Abbott are currently engaged in discussions concerning possible modifications of their agreements. Neose has been advised that Abbott is continuing to pursue the development and commercialization of infant formula containing an oligosaccharide manufactured using the Company's technology. There can be no assurance that Neose would be able to interest another party in a non-exclusive license for these purposes in the event that either party elects to convert to a non-exclusive license.

         Further revenues, if any, from the Company's agreements with Abbott will depend on Abbott's own competitive, marketing, and strategic considerations, including the relative advantages of alternative products being developed or marketed by competitors. Furthermore, Abbott is responsible for developing any oligosaccharides manufactured using the Company's technology, completing manufacturing scale-up activities, and assuring that the compounds, when used as nutritional additives, comply with applicable regulatory requirements, which requirements have not yet been satisfied by Abbott. See "Item 1--Business--Risk Factors--Extensive Government Regulation; No Assurance of Product Approval." The amount and timing of resources Abbott commits to these activities are entirely within Abbott's control. There can be no assurance that Abbott will pursue the development and commercialization of any products using the Company's technology. No assurance can be given that the agreements will result in the successful commercialization of any oligosaccharides manufactured using the Company's technology, or that any future milestone payments or fees will be received by the Company. The suspension or termination of the Company's agreement with Abbott, the conversion by Abbott to a non-exclusive license of the Company's technology, or a delay by Abbott in the development or commercialization of any nutritional additives manufactured using the Company's technology would have a material adverse effect on the Company's business, financial condition, and results of operations. See "Item 1--Business--Agreements with Abbott."

         In March 1997, the Company purchased its previously leased facility for a total of approximately $3.8 million. In addition, beginning in the fourth quarter of 1996, the Company commenced a construction project in its facility to expand GMP manufacturing capabilities for NE-0080, and to establish GMP manufacturing capabilities for NE-1530 and NE-0501. The Company believes that the GMP facility now has the capacity to manufacture sufficient quantities of such compounds to complete clinical trials. In addition, the Company believes that it now has capacity to manufacture under GMP conditions certain amounts of these and other carbohydrates for third parties. In connection with the manufacturing expansion, the Company expended approximately $8.2 million. See "Item 1--Business--Manufacturing."

         If the technology development program with J&J is successful, the parties will have to reach agreement upon the structure and financing of a large-scale manufacturing facility. See "Item 1--Business--Agreement with J&J."

         In connection with the purchase of its facility and the expansion, in March 1997, the Company issued, through the MCIDA, $9.4 million of taxable and tax-exempt bonds. The bonds are supported by a AA-rated letter of credit, and a reimbursement agreement between the Company's bank and the letter of credit issuer. The interest rate on the bonds will vary weekly, depending on market rates for AA-rated taxable and tax-exempt obligations, respectively. As of December 31, 1997, the effective, blended interest rate was 7% per annum, including letter-of-credit and other fees. To provide credit support for this arrangement, the Company has given a first mortgage on the land, building, improvements, and certain machinery and equipment to its bank. In addition, the Company has agreed to certain covenants for the maintenance of minimum cash and short-term investment balances, and for minimum working capital requirements, and is required to post cash collateral if it does not meet certain of such covenants.

         During 1995, 1996, and 1997, the Company purchased approximately $0.9 million, $1.9 million, and $11.5 million of property, equipment, and building improvements.

         The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to continue its research and development programs. The Company expects that its existing capital resources will be adequate to fund its capital requirements through 1999. No assurance can be given that there will be no change that would consume available resources significantly before such time. The Company's future capital requirements and the adequacy of available funds will depend on many factors, including progress in its research and development activities, including its pharmaceutical discovery and development programs, the magnitude and scope of these activities, progress with preclinical studies and clinical trials, the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in existing collaborative relationships, the ability of the Company to establish additional collaborative arrangements, the cost of manufacturing scale-up, and the development of effective marketing activities and arrangements.

         To the extent that funds generated from the Company's operations, together with its existing capital resources, are insufficient to meet current or planned operating requirements, it is likely that the Company will seek to obtain additional funds through equity or debt financings, collaborative or other arrangements with collaborators and others, and from other sources. The terms and prices of any such financings may be significantly more favorable than those obtained by present stockholders of the Company, which could have the effect of diluting or adversely affecting the holdings or the rights of existing stockholders of the Company. There can be no assurance that additional financing will be available when needed or on terms acceptable to the Company.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

           The information required by this item is incorporated herein by reference to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated herein by reference to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated herein by reference to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated herein by reference to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders.

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

              3.  Exhibits.  (See (c) below)

         (b)  Reports on Form 8-K

         A Current Report on Form 8-K dated, September 17, 1997, was filed with the Securities and Exchange Commission (the "Commission") on October 1, 1997, reporting information under "Item 5" relating to the adoption of the Company's Shareholder Rights Plan (see Note 8 of Notes to Financial Statements filed as part of this Annual Report on Form 10-K).

         (c)  Exhibits.

         The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit
Number                               Description
-------                              -----------

3.1 Second Amended and Restated Certificate of Incorporation of the Company. (Exhibit 3.1)(1)

3.2      Amended and Restated By-Laws of the Company. (Exhibit 3.3)(5)

3.3 Certificate of Designation establishing and designating the Series A Junior Participating Preferred Stock. (Exhibit 3.2)(5)

4.1 See Exhibits 3.1, 3.2, and 3.3 for instruments defining rights of holders of Common Stock.

4.2 Representation of the Company pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. (Exhibit 4.1)(3)

4.3 Trust Indenture, dated as of March 1, 1997, between Montgomery County Industrial Development Authority and Dauphin Deposit Bank and Trust Company. (Exhibit 4.2)(3)

4.4 Form of Montgomery County Industrial Development Authority Federally Taxable Variable Rate Demand Revenue Bond (Neose Technologies, Inc. Project) Series B of 1997. (Exhibit 4.3)(3)

4.5 Rights Agreement, dated as of September 26, 1997, between the Company and American Stock Transfer & Trust Company, as Rights Agent. (Exhibit 4.1)(5)

10.1 Stock Purchase Agreement, dated as of August 28, 1990, between the Company and the University of Pennsylvania. (Exhibit 10.1)(1)

10.2 License Agreement, dated as of August 28, 1990, between the Company and the University of Pennsylvania, as amended to date. (Exhibit 10.2)(1)


10.3(a)+ Series D Preferred Stock Purchase Agreement, dated as of December 30,
         1992, between the Company and Abbott Laboratories. (Exhibit 10.8(a))(1)

10.3(b)+ Supply Agreement, dated as of December 30, 1992, between the Company and Abbott Laboratories. (Exhibit 10.8(b))(1)

10.3(c)+ Research and License Agreement, dated as of December 30, 1992, between the Company and Abbott Laboratories. (Exhibit 10.8(c))(1)

10.3(d)+ Amendment to the Research and License Agreement, dated as of January
         18, 1995, between the Company and Abbott Laboratories. (Exhibit 10.8(d))(2)

10.4 Form of Series E Preferred Stock Investors' Rights Agreement. (Exhibit 10.9)(1)

10.5 Form of Series F Preferred Stock Investors' Rights Agreement. (Exhibit 10.10)(1)

10.6 Form of Warrant to Purchase Common Stock, dated as of February 20, 1991. (Exhibit 10.11)(1)

10.7 Form of Warrant to Purchase Common Stock, dated as of June 30, 1993. (Exhibit 10.12)(1)

10.8 Form of Warrant to Purchase Common Stock, dated as of February 16, 1994. (Exhibit 10.13)(1)

10.9 Form of Warrant to Purchase Series E Preferred Stock, dated as of July 29, 1994. (Exhibit 10.14)(1)

10.10 Warrant for the Purchase of Common Stock, dated as of June 30, 1995, between the Company and Financing for Science International, Inc. (Exhibit 10.15)(1)

10.11++  1995 Stock Option/Stock Issuance Plan, as amended. (Exhibit 99.1)(4)

10.12++  Employee Stock Purchase Plan. (Exhibit 10.17)(1)

10.13++  Employment Agreement dated April 1, 1992, between the Company and David
         A. Zopf, as amended to date. (Exhibit 10.18)(1)

10.14 Design-Build Agreement dated August 30, 1996, between the Company and Irwin & Leighton, Inc. (Exhibit 10.19)(2)

10.15 Agreement for Purchase and Sale of Real Property, dated March 14, 1997, by and between the Company and Pennsylvania Business Campus Delaware, Inc. (Exhibit 2.1)(3)

10.16 Loan Agreement, dated as of March 1, 1997, between the Company and Montgomery County Industrial Development Authority. (Exhibit 10.1)(3)

10.17 Participation and Reimbursement Agreement, dated as of March 1, 1997, between Jefferson Bank and CoreStates Bank, N.A. (Exhibit 10.2)(3)

10.18 Form of CoreStates Bank, N.A. Irrevocable Letter of Credit. (Exhibit 10.3)(3)

10.19 Pledge, Security and Indemnification Agreement, dated as of March 1, 1997, by and among the Company, CoreStates Bank, N.A., and Jefferson Bank. (Exhibit 10.4)(3)

10.20 Reimbursement Agreement, dated as of March 1, 1997, between the Company and Jefferson Bank. (Exhibit 10.5)(3)

10.21    Specimen of Note from Company to Jefferson Bank. (Exhibit 10.6)(3)

10.22 Mortgage, Assignment and Security Agreement, dated March 20, 1997, between the Company and Jefferson Bank. (Exhibit 10.7)(3)

10.23 Security Agreement, dated as of March 1, 1997, by and between the Company and Jefferson Bank. (Exhibit 10.8)(3)

10.24 Assignment of Contract, dated as of March 20, 1997, between the Company and Jefferson Bank. (Exhibit 10.9)(3)

10.25 Custodial and Collateral Security Agreement, dated as of March 20, 1997, by and among the Company, Offitbank, and Jefferson Bank. (Exhibit 10.10)(3)

10.26 Placement Agreement, dated March 20, 1997, among the Company, Montgomery County Industrial Development Authority, and CoreStates Capital Markets. (Exhibit 10.11)(3)

10.27 Remarketing Agreement, dated as of March 1, 1997, between the Company and CoreStates Capital Markets. (Exhibit 10.12)(3)

11*      Statement re: Computation of Net Loss Per Common Share.

23.1*    Consent of Arthur Andersen LLP.

24*      Powers of Attorney (included as part of signature page hereof).

27.1*    Financial Data Schedule.

27.2*    Restated 1996 Financial Data Schedule.

------------------
*        Filed herewith

+ Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an order of the Commission granting the Company's application for confidential treatment filed pursuant to Rule 406 under the Securities Act.

++       Compensation plans and arrangements for executives and others.

(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-80693) filed with the Commission on December 21, 1995, as amended.

(2) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-19629) filed with the Commission on January 13, 1997.

(3) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997.

(4) Filed as an Exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-35283) filed with the Commission on September 10, 1997.

(5) Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the Commission on October 1, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   NEOSE TECHNOLOGIES, INC.


Date:  February 23, 1998                           By: /s/ Stephen A. Roth
                                                       ------------------------
                                                       Stephen A. Roth
                                                       Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

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


Name                                                Capacity                             Date
----                                                --------                             ----
/s/ Stephen A. Roth                        Chief Executive Officer and             February 23, 1998
--------------------------------           Chairman of the Board
Stephen A. Roth                            (Principal Executive
                                           Officer)

/s/ P. Sherrill Neff                       President and Chief                     February 23, 1998
--------------------------------           Financial Officer and
P. Sherrill Neff                           Director (Principal
                                           Financial and Accounting
                                           Officer)

/s/ William F. Hamilton                    Director                                February 23, 1998
--------------------------------
William F. Hamilton

/s/ Douglas J. MacMaster, Jr.              Director                                February 23, 1998
--------------------------------
Douglas J. MacMaster, Jr.

/s/ Lindsay A. Rosenwald                   Director                                February 23, 1998
--------------------------------
Lindsay A. Rosenwald

/s/ Lowell E. Sears                        Director                                February 23, 1998
--------------------------------
Lowell E. Sears

/s/ Jerry Weisbach                         Director                                February 23, 1998
--------------------------------
Jerry Weisbach

                            Financial Statement Index


Report of Independent Public Accountants                  F-2

Balance Sheets                                            F-3

Statements of Operations                                  F-4

Statements of Stockholders' Equity                        F-5

Statements of Cash Flows                                  F-7

Notes to Financial Statements                             F-8

                    Report of Independent Public Accountants

To Neose Technologies, Inc.:

         We have audited the accompanying balance sheets of Neose Technologies, Inc. (a Delaware corporation in the development-stage), as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997, and for the period from inception (January 17, 1989) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neose Technologies, Inc. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, and for the period from inception (January 17, 1989) to December 31, 1997, in conformity with generally accepted accounting principles.




                                                             Arthur Andersen LLP

Philadelphia, Pennsylvania
January 23, 1998

                            Neose Technologies, Inc.
                          (a development-stage company)

                                 Balance Sheets
                    (In thousands, except per share amounts)


                                                                   December 31,
                                                           -------------------------
                   Assets                                     1996             1997
                                                           -------------------------
Current assets:
  Cash and cash equivalents (Note 4)                       $ 32,845         $ 17,098
  Marketable securities                                        --             26,205
  Restricted funds (Note 7)                                      74              450
  Prepaid expenses and other                                    210              514
                                                           --------         --------
      Total current assets                                   33,129           44,267

Property and equipment, net (Note 5)                          3,974           14,616

Other assets                                                     15                3
                                                           --------         --------

Total assets                                               $ 37,118         $ 58,886
                                                           ========         ========


           Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term debt (Note 7)               $    678         $  1,040
  Accounts payable                                              217              347
  Accrued expenses (Note 6)                                     426            1,628
  Deferred revenue                                               42             --
                                                           --------         --------
      Total current liabilities                               1,363            3,015

Other liabilities                                                79             --

Long-term debt (Note 7)                                         556            8,917
                                                           --------         --------
      Total liabilities                                       1,998           11,932
                                                           --------         --------

Commitments (Note 10)

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000 shares
       authorized, none issued                                 --               --
   Common stock, $.01 par value, 30,000 shares
      authorized; 8,215 and 9,525 shares issued and              82               95
      outstanding
   Additional paid-in capital                                60,831           81,807
   Deferred compensation                                       (270)            (361)
   Deficit accumulated during the development-stage         (25,523)         (34,587)
                                                           --------         --------
      Total stockholders' equity                             35,120           46,954
                                                           --------         --------
Total liabilities and stockholders' equity                 $ 37,118         $ 58,886
                                                           ========         ========


The accompanying notes are an integral part of these financial statements.

                            Neose Technologies, Inc.
                          (a development-stage company)

                            Statements of Operations
                    (In thousands, except per share amounts)


                                                                                                 Period from
                                                                                                  inception
                                                                                                 (January 31,
                                                         Year ended December 31,                    1989)
                                                -----------------------------------------      to December 31,
                                                 1995             1996             1997             1997
                                                ------          -------          --------      ---------------
Revenue from collaborative agreements           $1,199          $ 1,383          $    725        $  5,955

Operating expenses:
   Research and development                      4,733            6,502             8,013          30,992
   General and administrative                    1,665            2,505             3,884          13,078
                                                ------          -------          --------        --------
      Total operating expenses                   6,398            9,007            11,897          44,070
                                                ------          -------          --------        --------
Operating loss                                  (5,199)          (7,624)          (11,172)        (38,115)

Interest income                                    322            1,730             2,663           5,209
Interest expense                                  (190)            (247)             (555)         (1,681)
                                                ------          -------          --------        --------

Net loss                                       $(5,067)         $(6,141)         $ (9,064)       $(34,587)
                                                ======          =======          ========        ========

Basic and diluted net loss per share            $(1.99)         $ (0.82)         $  (0.96)
                                                ======          =======          ========

Basic and diluted weighted-average
shares outstanding                               2,550            7,494             9,405
                                                ======          =======          ========

The accompanying notes are an integral part of these financial statements.

                            Neose Technologies, Inc.
                          (a development-stage company)

                       Statements of Stockholders' Equity
                                 (In thousands)

                                                                                             Deficit
                                  Convertible                                              Accumulated
                                Preferred Stock     Common Stock   Additional               During the      Total
                                -----------------  ---------------- Paid-in    Deferred    Development-  Stockholders'
                                Shares   Amount   Shares   Amount   Capital  Compensation     Stage        Equity
                                -------------------------------------------------------------------------------------
Balance, January 17, 1989
   (inception)                      --      $ --      --      $ --      $ --        $ --            $ --       $ --
   Initial issuance of common
     Stock                          --        --   1,302        13        (3)         --              --         10
   Shares issued for
     consulting and
     licensing                      --        --     326         3        (1)         --              --          2
   Sale of common stock             --        --     133         1         1          --              --          2
   Shares issued pursuant to
     antidilutive agreements        --        --       3        --        --          --              --         --
   Net loss                         --        --      --        --        --          --            (460)      (460)
                                -------------------------------------------------------------------------------------
Balance, December 31, 1990          --        --   1,764        17        (3)         --            (460)      (446)
   Sale of preferred stock       1,517        15      --        --     4,465          --              --      4,480
   Sale of common stock             --        --     420         4        34          (7)             --         31
   Shares issued for
     consulting                     --        --       8        --         1          --              --          1
   Shares issued pursuant to
     antidilutive agreements        --        --     137         1        (1)         --              --         --
   Capital contributions            --        --      --        --        10          --              --         10
   Dividends on preferred stock     --        --      --        --       (18)         --              --        (18)
   Net loss                         --        --      --        --        --          --          (1,865)    (1,865)
                                -------------------------------------------------------------------------------------
Balance, December 31, 1991       1,517        15   2,329        22     4,488          (7)         (2,325)     2,193
   Sale of preferred stock         260         2      --        --     2,048          --              --      2,050
   Sale of common stock             --        --      17        --       296          --              --        296
   Shares issued pursuant to
     redemption of notes
     payable                        --        --      24        --       462          --              --        462
   Exercise of stock warrants
     pursuant to redemption
     of notes payable               --        --      83         1       220          --              --        221
   Exercise of stock options
     and warrants                   --        --      21        --        51          --              --         51
   Amortization of deferred
     compensation                   --        --      --        --        --           5              --          5
   Dividends on preferred stock     --        --      --        --       (36)         --              --        (36)
   Net loss                         --        --      --        --        --          --          (3,355)    (3,355)
                                -------------------------------------------------------------------------------------
Balance, December 31, 1992       1,777        17   2,474        23     7,529          (2)         (5,680)     1,887
   Sale of preferred stock         250         3      --        --     1,997          --              --      2,000
   Shares issued to licensor        --        --       3        --        --          --              --         --
   Shares issued to preferred
     stockholder in lieu of
     cash dividends                 --        --       1        --        18          --              --         18
   Amortization of deferred
     compensation                   --        --      --        --        --           2              --          2
   Dividends on preferred stock     --        --      --        --       (36)         --              --        (36)
   Net loss                         --        --      --        --        --          --          (2,423)    (2,423)
                                -------------------------------------------------------------------------------------
Balance of December 31, 1993     2,027        20   2,478        23     9,508          --          (8,103)     1,448
   Sale of preferred stock       2,449        25      --        --    11,040          --              --     11,065
   Exercise of stock options        --        --      35         1        14          --              --         15
   Shares issued to preferred
     stockholder in lieu of
     cash dividends                 --        --      10         1        53          --              --         54
   Dividends on preferred stock     --        --      --        --       (18)         --              --        (18)
   Net loss                         --        --      --        --        --          --          (6,212)    (6,212)
                                -------------------------------------------------------------------------------------
Balance, December 31, 1994       4,476        45   2,523        25    20,597          --         (14,315)     6,352

The accompanying notes are an integral part of these financial statements.

                            Neose Technologies, Inc.
                          (a development-stage company)

                       Statements of Stockholders' Equity
                                 (In thousands)
                                   (continued)


                                                                                                          Deficit
                                     Convertible                                                        Accumulated
                                   Preferred Stock          Common Stock        Additional               During the      Total
                                ---------------------  ----------------------    Paid-in     Deferred   Development- Stockholders'
                                  Shares       Amount    Shares       Amount     Capital   Compensation     Stage       Equity
                                --------------------------------------------------------------------------------------------------
 Sale of preferred stock           2,721          27       --           --       10,065          --          --        10,092
 Exercise of stock options
  and warrants                        --          --      116            1          329          --          --           330
 Shares issued to employees
  in lieu of cash compensation        --          --        8           --           44          --          --            44
 Deferred compensation
  related to grant of
  stock options                       --          --       --           --          360        (360)         --            --
 Shares issued to
  stockholder in
  connection with the
  initial public offering             --          --       23           --           --          --          --            --
 Shares issued to preferred
  stockholder in lieu
  cash dividends                      --          --        3           --           18          --          --            18
 Dividends on preferred stock         --          --       --           --          (36)         --          --           (36)
 Conversion of preferred
  stock into common stock         (1,417)        (14)     472            5            9          --          --            --
 Net loss                             --          --       --           --           --          --      (5,067)       (5,067)
                                  ------         ---    -----           --       ------        ----     -------        ------
Balance, December 31, 1995         5,780          58    3,145           31       31,386        (360)    (19,382)       11,733
 Dividends on preferred stock         --          --       --           --          (18)         --          --           (18)
 Sale of common stock in
  initial public offering,
  net of offering costs               --          --    2,588           26       29,101          --          --        29,127
 Conversion of preferred
  stock into common stock         (5,780)        (58)   2,411           24           34          --          --            --
 Exercise of stock options
  and warrants                        --          --       65            1          162          --          --           163
 Shares issued pursuant to
  employee stock purchase plan        --          --        6           --           60          --          --            60
 Deferred compensation
  related to acceleration
  of option vesting                   --          --       --           --          106          --          --           106
 Amortization of deferred
  compensation                        --          --       --           --           --          90          --            90
 Net loss                             --          --       --           --           --          --      (6,141)       (6,141)
                                  ------         ---    -----           --       ------        ----     -------        ------
Balance, December 31, 1996            --          --    8,215           82       60,831        (270)    (25,523)       35,120
 Sale of common stock in
  public offering, net of
  offering costs                      --          --    1,250           13       20,326          --          --        20,339
 Exercise of stock options
  and warrants                        --          --       42           --          139          --          --           139
 Shares issued pursuant to
  employee stock purchase plan        --          --       18           --          189          --          --           189
 Deferred compensation
  related to issuance of stock
  options to consultants              --          --       --           --          322        (322)         --            --
 Amortization of deferred
  compensation                        --          --       --           --           --         231          --           231
 Net loss                             --          --       --           --           --          --      (9,064)       (9,064)
                                  ------         ---    -----           --       ------        ----     -------        ------
Balance, December 31, 1997            --     $    --    9,525     $     95     $ 81,807    $   (361)   $(34,587)     $ 46,954
                                  ------         ---    -----           --       ------        ----     -------        ------

The accompanying notes are an integral part of these financial statements.

                            Neose Technologies, Inc.
                          (a development-stage company)

                            Statements of Cash Flows
                                 (In thousands)



                                                                                                     Period from
                                                                                                      inception
                                                                                                     (January 17,
                                                                    Year ended December 31,             1989)
                                                              ------------------------------------- to December 31,
                                                                 1995         1996        1997            1997
                                                               --------      -------    ---------     ---------
Cash flows from operating activities:
   Net loss                                                    $ (5,067)     $(6,141)   $  (9,064)    $ (34,587)
   Adjustments to reconcile net loss to cash used in
      operating activities:
      Depreciation and amortization                                 389          763        1,117         3,056
      Common stock issued for noncash charges and other            --           --          --               35
      Changes in operating assets and liabilities:
         Restricted funds                                           352          148         (305)         (379)
         Prepaid expenses and other                                 (62)         (91)        (304)         (514)
         Other assets                                               (12)         --            12            (3)
         Accounts payable                                            83          (84)         130           347
         Accrued expenses                                            65          (63)         477           946
         Deferred revenue                                            42          --           (42)         --
         Other liabilities                                           22            4          (79)         --
                                                               --------      -------    ---------     ---------
            Net cash used in operating activities                (4,188)      (5,464)      (8,058)      (31,099)
                                                               --------      -------    ---------     ---------
Cash flows from investing activities:
   Purchases of property and equipment                             (875)      (1,857)     (10,803)      (15,763)
   Proceeds from sale-leaseback of equipment                      1,382         --          --            1,382
   Purchases of marketable securities                              --           --        (26,808)      (26,808)
   Proceeds from sales of marketable securities                    --           --            603           603
                                                               --------      -------    ---------     ---------
            Net cash provided by (used in) investing
              activities                                            507       (1,857)     (37,008)      (40,586)
                                                               --------      -------    ---------     ---------
Cash flows from financing activities:
   Proceeds from issuance of debt                                  --           --          9,329        11,955
   Repayment of debt                                               (488)        (765)        (677)       (3,295)
   Proceeds from issuance of preferred stock, net                10,092         --          --           29,497
   Proceeds from issuance of common stock, net                     --             60          189           534
   Proceeds from public offerings, net                             (409)      29,536       20,339        49,466
   Proceeds from exercise of stock options and warrants, net        330          164          139           698
   Dividends paid                                                   (18)         (18)       --              (72)
                                                               --------      -------    ---------     ---------
            Net cash provided by financing activities             9,507       28,977       29,319        88,783
                                                               --------      -------    ---------     ---------
Net increase (decrease) in cash and cash equivalents              5,826       21,656      (15,747)       17,098
Cash and cash equivalents, beginning of period                    5,363       11,189       32,845          --
                                                               --------      -------    ---------     ---------
Cash and cash equivalents, end of period                       $ 11,189      $32,845    $  17,098     $  17,098
                                                               ========      =======    =========     =========
Supplemental disclosure of cash flow information:
      Cash paid for interest                                   $    200      $   257    $     511     $   1,561
                                                               ========      =======    =========     =========
Noncash financing activities:
      Issuance of common stock for dividends                   $     18      $  --      $    --       $      90
                                                               ========      =======    =========     =========
      Issuance of common stock to employees in lieu of
        cash compensation                                      $     44      $  --      $    --       $      44
                                                               ========      =======    =========     =========

The accompanying notes are an integral part of these financial statements.

                            Neose Technologies, Inc.
                          (a development-stage company)

                          Notes to Financial Statements

Note 1.  Background

         Neose Technologies, Inc. (the "Company"), a development-stage company, is focused on the enzymatic synthesis of complex carbohydrates, and the discovery, development, and commercialization of complex carbohydrates for nutritional, pharmaceutical, consumer, and industrial uses. Due to their structural complexity, oligosaccharides are difficult and expensive to produce, and their commercial development has been significantly limited. The Company believes that its proprietary technologies enable the rapid and cost-efficient enzymatic production of naturally-occurring oligosaccharides. Abbott Laboratories ("Abbott"), a leading provider of infant formula in the United States, has licensed the Company's technology to develop breast milk oligosaccharides as additives to infant formula. In its therapeutic development programs, the Company is using its technology to develop complex carbohydrates as potential pharmaceuticals to treat various bacterial infections, such as gastrointestinal and pediatric ear infections, and to prevent xenotransplant rejection. With Johnson & Johnson ("J&J"), the Company is developing novel technology for the large-scale production of another class of complex carbohydrates that may have a number of consumer health care and other applications.

         The Company's initial public offering of common stock (the "IPO") closed on February 22, 1996. The Company sold 2,587,500 shares, including the exercise of the underwriters' overallotment option on March 4, 1996, of common stock at a public offering price of $12.50 per share. The net proceeds to the Company from the IPO after the underwriting discount and payment of offering expenses were approximately $29.1 million. In connection with the IPO, all outstanding shares of Series A, C, D, E, and F Convertible Preferred Stock converted into approximately 2.4 million shares of common stock (see Note 8).

         On January 29, 1997, the Company sold 1,250,000 shares of common stock in a public offering at a price of $17.50 per share. The net proceeds to the Company after the payment of placement fees and offering expenses were approximately $20.3 million.

         The Company commenced operations in August 1990. Since its inception, the Company has derived substantially all of its revenues from a collaborative agreement with Abbott (see Note 3); no product revenues have been generated to date. The Company has incurred losses since its inception. The Company anticipates incurring additional losses over at least the next several years. Such losses may fluctuate significantly from quarter to quarter and are expected to increase as the Company expands its research and development activities. Substantial financing will be needed by the Company to fund its operations and to commercially develop its products. There is no assurance that such financing will be available when needed. Operations of the Company are subject to certain risks and uncertainties including, among others, uncertainty of product development; technological uncertainty; dependence on collaborative partners; uncertainty regarding patents and proprietary rights; substantial competition; risk of technological obsolescence; comprehensive government regulations; no assurance of product approval; no commercial manufacturing, marketing, or sales capability or experience; limited clinical trial experience; and dependence on key personnel.

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

                            Neose Technologies, Inc.
                          (a development-stage company)

                          Notes to Financial Statements
                                   (continued)

Cash and Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents.

Marketable Securities

         Marketable securities consist of U.S. Treasury notes with original maturities greater than 90 days. The Company has established guidelines relative to concentration, maturities, and credit ratings that maintain safety and liquidity.

         In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of December 31, 1997, all marketable securities were classified as "available-for-sale" securities. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity. As of December 31, 1997, unrealized gains were not material to the financial statements. All realized gains and losses, computed using specific identification, and any declines in value determined to be permanent are recognized in the Statements of Operations.

Property and Equipment

         Property and equipment are stated at cost. Property and equipment capitalized under capital leases are recorded at the present value of the minimum lease payments due over the lease term. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or the lease term, whichever is shorter. The Company uses depreciable lives of three to seven years for office, research, and manufacturing equipment, and twenty years for building and improvements.

Research and Development

         Research and development costs are charged to expense as incurred.

Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the objective of which is to recognize the amount of current and deferred income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements as measured by enacted tax laws.

Revenue Recognition

         The Company records revenue from collaborative agreements when the specified services are performed or ratably over the respective terms of the agreements.

                            Neose Technologies, Inc.
                          (a development-stage company)

                          Notes to Financial Statements
                                   (continued)


Net Loss Per Share

         The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which supersedes APB Opinion No. 15 ("APB No.15"), "Earnings per Share," and which is effective for all periods ending after December 15, 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the Statements of Operations. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. For the years ended December 31, 1995, 1996, and 1997, the effects of the (i) exercise of outstanding stock options and warrants and (ii) conversion of the outstanding shares of convertible preferred stock (as if converted on their dates of issuance) were excluded from the calculation of diluted EPS because their effect was antidilutive.

New Accounting Pronouncements

         Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," were issued in June 1997. SFAS 130 and SFAS 131 are effective for fiscal years beginning subsequent to December 15, 1997, and, therefore, will be adopted by the Company on January 1, 1998. The Company does not expect the adoption of SFAS 130 or SFAS 131 to result in any substantive changes in its disclosure.

Reclassifications

         Certain prior year amounts have been reclassified to conform with current year presentation.

Note 3. Collaborative Agreements

Abbott Agreements

         The Company and Abbott have entered into collaborative agreements under which Abbott has licensed technology from Neose to develop breast milk oligosaccharides as additives to infant formula and other nutritional products. Abbott has development and regulatory responsibilities for the nutritional additives and exclusive manufacturing rights.

         The Company's agreements with Abbott provide, in part, for the receipt by the Company of a milestone payment and license fees, if commercialization occurs. Under this arrangement, Neose has received to date approximately $11.2 million in contract payments, milestone payments, and equity investments from Abbott. Also, Neose is to receive $5 million within 60 days of the first commercial sale, if any, of infant formula containing nutritional additives manufactured using the Company's technology. Abbott has agreed to pay Neose ongoing fees based on the dry weight of infant formula sold containing nutritional additives manufactured using the Company's technology. The Company is required to credit $3.75 million of the license fees against the

                            Neose Technologies, Inc.
                          (a development-stage company)

                          Notes to Financial Statements
                                   (continued)

ongoing fees in equal amounts over four years. In addition, Abbott has agreed to renegotiate the fees due Neose on the sale of products covered by the technology licensed to Abbott by Neose in any case where, aside from and in addition to such technology, Neose has made a contribution in the methods, processes, or compounds used in the manufacture of the product that both parties agree will result in a substantial commercial advantage. There can be no assurance that Abbott will ultimately commercialize any oligosaccharide manufactured using the Company's technology, and thus, there can be no assurance that the Company will ever receive any further revenues from Abbott.

         Abbott has the option at any time prior to the first commercial sale, if any, of infant formula containing an oligosaccharide manufactured using the technology licensed from the Company, to elect to make the underlying license agreement with the Company non-exclusive, in which event the license fees payable to the Company after commercialization would be reduced by 50%, and Abbott's obligations to make milestone payments would be terminated. Abbott also has the right to terminate the underlying license agreement upon 60 days' notice, in which event it would have no further funding obligations to the Company. In addition, because Abbott has failed to make a certain regulatory filing by a specified date, Neose, at its option, may now similarly elect to convert the license of the Company's technology to a non-exclusive license to Abbott on the same financial terms. Neose has not exercised that right, and Neose and Abbott are currently engaged in discussions concerning possible modifications of their agreements. Neose has been advised that Abbott is continuing to pursue the development and commercialization of infant formula containing an oligosaccharide manufactured using the Company's technology. There can be no assurance that Neose would be able to interest another party in a non-exclusive license for these purposes in the event that either party elects to convert to a non-exclusive license.

         Further revenues, if any, from the Company's agreements with Abbott will depend on Abbott's own competitive, marketing, and strategic considerations, including the relative advantages of alternative products being developed or marketed by competitors. Furthermore, Abbott is responsible for developing any oligosaccharides manufactured using the Company's technology, completing manufacturing scale-up activities, and assuring that the compounds, when used as nutritional additives, comply with applicable regulatory requirements, which requirements have not yet been satisfied by Abbott. The amount and timing of resources Abbott commits to these activities are entirely within Abbott's control. There can be no assurance that Abbott will pursue the development and commercialization of any oligosaccharides manufactured using the Company's technology. No assurance can be given that the agreements will result in the successful commercialization of oligosaccharides manufactured using the Company's technology or that any future milestone payments or fees will be received by the Company. The suspension or termination of the Company's agreement with Abbott, the conversion by Abbott to a non-exclusive license of the Company's technology, or a delay by Abbott in the development or commercialization of any nutritional additives manufactured using the Company's technology would have a material adverse effect on the Company's business, financial condition, and results of operations.

         As part of the agreements, in January 1993 and April 1994, Abbott invested an aggregate of $4 million to acquire 500,000 shares of the Company's Series D Convertible Preferred Stock at $8 per share. In February 1996, Abbott invested $2 million to acquire 160,000 shares of the Company's common stock in the IPO (see Note 1). The Company recognized $1 million, $1 million, and $0.5 million of revenue under the Abbott agreements for the years ended December 31, 1995, 1996, and 1997. In addition, Abbott purchased raw materials from the Company for $105,000, which was included in revenue for the year ended December 31, 1995.

                            Neose Technologies, Inc.
                          (a development-stage company)

                          Notes to Financial Statements
                                   (continued)

Other Collaborative Agreements

         In November 1997, the Company entered into a joint development agreement with McNeil Specialty Products Company, a subsidiary of J&J, for the joint development of novel technology for the large-scale production of a class of complex carbohydrates for a number of consumer health and other applications. Under the terms of the agreement, the costs of such joint development will be borne equally by Neose and J&J, and the technology developed will be owned jointly.

         The Company recognized approximately $83,000, $250,000, and $209,000 of revenue under its collaborative research agreement with Bracco Research USA Inc. ("Bracco") for the years ended December 31, 1995, 1996, and 1997, respectively. The Company and Bracco mutually agreed to terminate their research collaboration in September 1997.

Note 4. Cash and Cash Equivalents

         The Company held the following cash and cash equivalents on the dates indicated below (in thousands).

December 31,                                     1996                  1997
-----------------------------------------------------------------------------
Cash and money market accounts               $    1,255            $    2,210
Repurchase agreements                            31,590                    --
U.S. Government agency security                      --                14,888
                                       ---------------------- ---------------
                                             $   32,845            $   17,098
                                       ====================== ===============

Note 5. Property and Equipment

         Property and equipment consisted of the following (in thousands):

December 31,                                    1996                   1997
-----------------------------------------------------------------------------

Building and improvements                    $ 1,742               $   12,967
Research equipment                             1,661                    2,206
Manufacturing equipment                          652                      776
Computer and office equipment                    266                      400
                                       ---------------------- ---------------
                                               4,321                   16,349
Less accumulated depreciation
  and amortization                            (1,554)                  (2,440)
                                       ---------------------- ---------------
                                               2,767                   13,909
Land                                              --                      700
Construction in progress                       1,207                        7
                                       ---------------------- ---------------
                                             $ 3,974               $   14,616
                                       ====================== ===============

         Depreciation and amortization expense was approximately $389,000, $569,000, and $886,000 for the years ended December 31, 1995, 1996, and 1997, respectively. Upon purchasing its previously leased facility in March 1997, the operating lease for the Company's office and laboratory facilities was terminated. Rent expense was approximately $309,000, $309,000, and $92,000 for the years ended December 31, 1995, 1996, and 1997, respectively.

                            Neose Technologies, Inc.
                          (a development-stage company)

                          Notes to Financial Statements
                                   (continued)

Note 6. Accrued Expenses

         Accrued expenses consisted of the following (in thousands):

December 31,                                   1996                   1997
--------------------------------------------------------------------------

Accrued compensation                        $   265               $    341
Accrued building improvements                    --                    725
Other accrued expenses                          161                    562
                                      ---------------------- -------------
                                            $   426               $  1,628
                                      ====================== =============


Note 7. Long-Term Debt

         Long-term debt consisted of the following (in thousands):

December 31,                                      1996                   1997
-----------------------------------------------------------------------------
MCIDA bond issuance                            $    --               $  9,400
Capital lease obligation                           920                    517
Equipment loans                                    271                     40
Tenant improvement loan                             43                     --
                                         ---------------------- -------------
                                                 1,234                  9,957
Less current portion                              (678)                (1,040)
                                         ---------------------- -------------
                                               $   556               $  8,917
                                         ====================== =============


         Minimum principal repayments of long-term debt (including capital lease obligations) as of December 31, 1997 were as follows (in thousands):
1998--$1,040; 1999--$617; 2000--$1,000; 2001--$1,100; 2002--$1,100; and
thereafter--$5,100.

MCIDA Bond Issuance

         In March 1997, the Company issued, through the Montgomery County (Pennsylvania) Industrial Development Authority, $9.4 million of taxable and tax-exempt bonds (the "MCIDA Bond Issuance"). The bonds were issued to finance the purchase of the Company's previously leased facility in March 1997 and a manufacturing expansion completed during 1997. The bonds are supported by the AA-rated letter of credit, and a reimbursement agreement between the Company's bank and the letter of credit issuer. The interest rate on the bonds will vary weekly, depending on market rates for AA-rated taxable and tax-exempt obligations, respectively. As of December 31, 1997, the effective blended interest rate was 7% per annum, including letter-of-credit and other fees.

         The terms of the MCIDA Bond Issuance provide for monthly, interest-only payments and a single repayment of principal at the end of the 20-year life of the bonds. However, under the Company's agreement with its bank, the Company has committed to make monthly payments to an escrow account to provide for annual prepayment of principal.

         As of December 31, 1997, the Company had restricted funds of $450,000, of which $379,000 consisted of its monthly payments to an escrow account plus interest revenues on the balance in the escrow account. The remaining $71,000 of restricted funds consisted of MCIDA Bond Issuance proceeds not yet released to the Company for reimbursement of certain building improvement expenditures.

                            Neose Technologies, Inc.
                          (a development-stage company)

                          Notes to Financial Statements
                                   (continued)

         The principal amount of bonds to be redeemed each year are as follows (in thousands): 1998--$500; 1999--$600; 2000--$1,000; 2001 and 2002--$1,100;
2003 and 2004--$1,200; 2005--$100; 2006--$200; 2007--$100; 2008 through
2011--$200; 2012--$300; 2013--$200; 2014--$300; 2015--$200; 2016--$300; and
2017--$200.

         To provide credit support for the MCIDA Bond Issuance, the Company has given a first mortgage on the land, building, improvements, and certain machinery and equipment to its bank. In addition, the Company has agreed to certain covenants for the maintenance of minimum cash and short-term investment balances, and for minimum working capital requirements. The Company is required to deposit cash collateral in the event that it does not comply with certain of these covenants.

Capital Lease Obligation

         In June 1995, the Company entered into a master equipment lease agreement with a finance company that provided for up to $1.5 million in financing, of which the Company eventually borrowed $1.4 million. In connection with the lease, the Company granted the lessor warrants to purchase 10,527 shares of common stock at $14.25 per share. As of December 31, 1997, the Company's future minimum lease payments (all of which are payable during 1998) were approximately $564,000, of which approximately $47,000 represented interest.

Equipment Loans

         In June 1993, the Company entered into a master equipment loan ("Equipment Loan A") with a finance company. During 1993 and 1994, the Company financed equipment and improvements of approximately $1,011,000 under Equipment Loan A. The Company is obligated to make monthly principal and interest payments of approximately $2,000 through January 1998. Outstanding balances under Equipment Loan A bear interest at the annual rate of 15%. In connection with Equipment Loan A, the Company granted the finance company warrants to purchase 16,668 and 7,072 shares of common stock at $19.50 and $14.85 per share, respectively (see Note 8).

         In August 1994, the Company borrowed $100,000 to finance certain equipment from a municipal development agency ("Equipment Loan B"). The Company is obligated to make monthly principal and interest payments of approximately $2,000 through September 1999. Outstanding balances under Equipment Loan B bear interest at the annual rate of 5%.

Tenant Improvement Loan

         In January 1992, the Company financed approximately $504,000 of building improvements in connection with the lease of its current facility. Upon purchasing the facility in March 1997, the Company satisfied its remaining obligations under the tenant improvement loan.

Note 8. Stockholders' Equity

Common Stock

         On January 29, 1997, the Company offered and sold 1,250,000 shares of common stock at a public offering price of $17.50 per share (the "Follow-on Offering"). The net proceeds to the Company from the Follow-on Offering after the payment of placement fees and offering expenses were approximately $20,339,000.

                            Neose Technologies, Inc.
                          (a development-stage company)

                          Notes to Financial Statements
                                   (continued)

         The Company's IPO closed on February 22, 1996. The Company sold 2,587,500 shares, including the exercise of the underwriters' overallotment option on March 4, 1996, of common stock at a public offering price of $12.50 per share. The net proceeds to the Company from the offering after the underwriting discount and payment of offering expenses were approximately $29,127,000. In connection with the IPO, all outstanding shares of Series A, C, D, E, and F Convertible Preferred Stock converted into 2,410,702 shares of common stock. Certain of these common shares have registration rights.

         From 1991 through 1995, the Company sold 7,196,884 shares of Convertible Preferred Stock Series A, B, C, D, E, and F. On December 7, 1995, all outstanding shares of Series B Convertible Preferred Stock converted into 472,249 shares of common stock. As discussed above, in connection with the IPO, all outstanding shares of Series A, C, D, E, and F converted into 2,410,702 shares of common stock.

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

         During 1995, 99,751 shares of common stock were issued at an exercise price of $3 per share, pursuant to the exercise of warrants by the noteholders; 8,589 of the noteholders' warrants expired; 7,810 shares of common stock were issued at fair market value of $5.70 per share as payment for bonuses and other compensation; and 23,400 shares of common stock were issued to a stockholder in connection with the IPO. The deemed value of the shares for accounting purposes was recorded as offering costs.

         In connection with the issuance of the Series E Convertible Preferred Stock ("Series E"), the Company issued warrants to the placement agent to purchase Series E, which in connection with the IPO, converted into warrants to purchase 119,961 shares of common stock at $9.45 per share. During 1996 and 1997, warrants to purchase 6,538 and 2,490 shares of common stock, respectively, were exercised to purchase 2,526 and 880 shares of common stock, respectively, via a cashless exercise provision contained in the warrant (see below).

Stock Warrants

         The following table summarizes outstanding warrants as of December 31, 1997. All warrants are currently exercisable and the exercise price is subject to adjustment as set forth in the warrant agreement.

     Outstanding         Exercise           Issuance            Expiration
       Warrants            Price              Date                 Date
-------------------------------------------------------------------------------

        16,668            $19.50         June 30, 1993        June 30, 1998
         7,072             14.85         February 16, 1994    February 16, 1999
       110,933              9.45         July 31, 1994        July 31, 1999
        10,527             14.25         June 30, 1995        June 30, 2002
       -------
       145,200
       =======

 Shareholder Rights Plan

         In September 1997, the Company adopted a Shareholder Rights Plan ("the Rights Plan"). Under the Rights Plan, holders of common stock are entitled to receive one right for each share of common stock held. Separate rights certificates would be issued and become exercisable in the event that any acquiring party accumulates 15% or more of the Company's common stock, or announces an offer to acquire 15% or more of the outstanding Company common stock. Each right will entitle a holder, except a 15% or more holder, to buy one one-hundredth share of Series A Junior Participating Preferred Stock (the "Preferred Stock") at an exercise price of $150 per unit. Each one

                           Neose Technologies, Inc.
                          (a development-stage company)

                          Notes to Financial Statements
                                   (continued)

one-hundredth share of such Preferred Stock is essentially equivalent to one share of the Company's common stock. However, if an acquiring party accumulates 15% or more of the Company's common stock or certain other events occur, each right entitles the holder (other than a 15% holder) to purchase, depending on the circumstances, for $150 either $300 worth of the Company's common stock or $300 worth of the 15% acquiror's common stock. The rights expire in September 2007 and may be redeemed by the Company at a price of $.01 per right at any time up to ten days after they become exercisable.

Note 9.  Employee Benefit Plans

Stock Option Plans

         The Company has three stock option plans, the 1991, 1992, and 1995 Plans, under which an aggregate of 2,016,666 shares of common stock have been reserved. The 1995 Stock Option Plan (the "Plan") incorporates the two predecessor plans and provides for the granting of both incentive stock options and nonqualified stock options to employees, officers, directors, and consultants of the Company as well as issuing shares of common stock directly either through the immediate purchase of shares or as a bonus tied to the individual's performance or the Company's attainment of prescribed milestones. Incentive stock options may not be granted at an exercise price less than the fair market value on the date of grant. In addition, the Plan includes stock appreciation rights to be granted at the Plan Administrator's discretion. The stock options are exercisable over a period determined by the board of directors, but no longer than ten years after the date of grant. Information with respect to options granted under the Plan and options granted outside the Plan is as follows:

                                                   Options Outstanding                      Exercisable Options
                                      ------------------------------------------          ------------------------
                                                                       Weighted                          Weighted
                                                                        Average                            Average
                                      Available for                     Exercise                          Exercise
                                          Grant          Shares          Price             Shares           Price
                                      -------------    --------       ----------          -------        ---------
January 1, 1995                           27,625        512,046        $  3.66            199,166        $   4.01
                                                                                          =======        ========
   Authorized                            933,333
   Granted
       Price = Fair Value               (169,644)       169,644           7.77
       Price > Fair Value               (180,000)       180,000          12.54
   Granted outside the Plan
       Price > Fair Value                     --         69,998          17.94
   Exercised                                  --        (15,638)          1.96
   Canceled                                5,389         (5,389)          3.98
                                        --------      ---------        -------
December 31, 1995                        616,703        910,661           7.29            298,630            3.85
                                                                                          =======        ========
   Granted
       Price = Fair Value               (369,182)       369,182          15.46
   Exercised                                  --        (63,009)          2.60
   Canceled                               15,747        (15,747)          8.11
                                        --------      ---------        -------
December 31, 1996                        263,268      1,201,087          10.03            419,297            5.54
                                                                                          =======        ========
   Authorized                            500,000
   Granted
       Price = Fair Value               (402,665)       402,665          15.75
       Price > Fair Value                (10,000)        10,000          20.50
       Price < Fair Value                 (7,039)         7,039           9.68
   Exercised                                  --        (41,618)          3.40
   Canceled                               14,997        (14,997)         11.48
                                        --------      ---------        -------
December 31, 1997                        358,561      1,564,176        $ 11.73            636,164        $   7.84
                                        ========      =========        =======            =======        ========

                            Neose Technologies, Inc.
                          (a development-stage company)

                          Notes to Financial Statements
                                   (continued)


                           Options Outstanding at                                       Exercisable Options at
                              December 31, 1997                                            December 31, 1997
--------------------------------------------------------------------------            -------------------------
                                               Weighted          Weighted                              Weighted
                                                Average           Average                              Average
        Range of                               Remaining         Exercise                              Exercise
     Exercise Prices           Shares        Life (Years)          Price              Shares            Price
    -----------------        ---------           ---               -------             -------          -------
    $  0.09 - $  9.00          539,206           6.1               $  4.98             426,994          $  4.65
    $ 11.88 - $ 15.13          729,140           8.9                 13.96             188,338            13.73
    $ 15.25 - $ 24.84          295,830           9.4                 18.51              20,832            20.06
    -----------------        ---------           ---               -------             -------          -------
    $  0.09 - $ 24.84        1,564,176           8.0               $ 11.73             636,164          $  7.84
    =================        =========           ===               =======             =======          =======

         The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option and employee stock purchase plans. The Company records deferred compensation for option grants to employees for the amount that (i) the deemed value for accounting purposes per share (prior to the IPO) or (ii) the market price per share (subsequent to the IPO) exceeds the exercise price per share. In addition, the Company records deferred compensation for option grants to non-employees in the amount of the fair value per share, as computed using the Black-Scholes option-pricing model. The Company amortizes deferred compensation amounts over the vesting periods of each option. The Company recognized compensation expense of approximately $0, $90,000, and $231,000 for the years ended December 31, 1995, 1996, and 1997, respectively.

         Had compensation cost for the Company's stock option and employee stock purchase plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                             1995                 1996                  1997
                                                     --------------------- -------------------- ---------------------
Net loss - as reported                                    $  (5,067)            $  (6,141)          $   (9,064)
Net loss - pro forma                                      $  (5,195)            $  (7,344)          $  (11,257)

Basic and diluted net loss per share - as reported        $   (1.99)            $   (0.82)          $    (0.96)
Basic and diluted net loss per share - pro forma          $   (2.04)            $   (0.98)          $    (1.20)

         The resulting effect on pro forma net loss and net loss per share disclosed for 1995, 1996, and 1997 is not likely to be representative of the effects on net loss and net loss per share on a pro forma basis in future years, because 1995, 1996, and 1997 pro forma results include the impact of only one, two, and three years, respectively, of grants and related vesting, while subsequent years will include additional years of grants and vesting.

         The weighted-average fair value of those options granted at market during 1995, 1996, and 1997 was $4.14, $8.62, and $7.88, respectively. The weighted-average fair value of those options granted above market during 1995 and 1997 was $4.42 and $7.52, respectively. The weighted-average fair value of those options granted below market during 1997 was $12.58. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for 1995, 1996, and 1997 grants, respectively: risk-free interest rate of 5.9%, 6.0%, and 5.8%; an expected life of 5.1, 5.0, and 5.3 years; volatility of 70%, 70%, and 60%; and a dividend yield of zero.

                            Neose Technologies, Inc.
                          (a development-stage company)

                          Notes to Financial Statements
                                   (continued)

         The weighted-average fair value of employee purchase rights granted under the Company's employee stock purchase plan (see below) in 1996 and 1997 was $5.67 and $5.97, respectively. The fair value of the purchase rights was estimated using the Black-Scholes model with the following weighted-average assumptions for 1996 and 1997, respectively: risk-free interest rate of 5.7%, an expected life of sixteen and seventeen months, volatility of 70% and 60%, and a dividend yield of zero.

Employee Stock Purchase Plan

         The Company maintains an employee stock purchase plan ("the ESPP") that allows any individual who is employed on a basis under which he or she is expected to work for more than 20 hours per week for more than five months per calendar year the opportunity to purchase shares of the Company's common stock through payroll deductions at the end of semiannual purchase periods. The ESPP, which became effective in February 1996, provides for successive, two-year offering periods, each of which is contemplated to have four semiannual purchase periods. Pursuant to the ESPP, 100,000 shares of common stock were reserved for issuance. The purchase price is 85% of the lower of the market price per share on the employee's entry date into the offering period or the market price per share on the purchase date. An employee may purchase up to a maximum of (i) 10% of his or her eligible compensation; (ii) 1,000 shares per purchase; or (iii) the number of shares per year which when multiplied by the market price per share on the employee's entry date into the offering period does not exceed $25,000; whichever is less, provided that the employee's ownership of the Company's stock is less than 5% as defined in the ESPP. A total of 94,369 and 76,712 shares of common stock remained available for issuance under the ESPP at December 31, 1996 and 1997, respectively. The aggregate purchases of common stock under the ESPP, during the years ended December 31, 1996 and 1997, were 5,631 shares at an aggregate purchase price of approximately $60,000 and 17,657 shares at an aggregate purchase price of approximately $189,000, respectively. No compensation expense has been recorded related to the ESPP.

401(k) Plan

         The Company has a 401(k) Savings Plan (the "401(k) Plan") for employees. Employee contributions are voluntary and are determined on an individual basis, with a maximum annual amount equal to the lesser of the maximum amount allowable under federal income tax regulations or 15% of the participant's compensation. The Company matches employee contributions up to specified limits. The Company contributed approximately $62,000, $61,000, and $67,000 to the 401(k) Plan for the years ended December 31, 1995, 1996, and 1997, respectively.

Note 10. Commitments

Agreements with the University of Pennsylvania

         In 1990, the Company entered into an agreement whereby the University of Pennsylvania ("Penn") granted to the Company an exclusive license to use Penn's patent rights and technology to produce certain products. In consideration, the Company issued 147,063 shares of common stock to Penn pursuant to a Stock Purchase Agreement. In addition, the Company is required to pay Penn royalties based on sales of applicable products. The Company is also required to reimburse Penn for all reasonable fees incident to the acquisition and maintenance of Penn's patent rights. The Company paid approximately $21,000, $41,000, and $181,000 in patent-related fees on Penn's behalf for the years ended December 31, 1995, 1996, and 1997, respectively. This agreement will terminate upon the expiration of the patent rights.

                            Neose Technologies, Inc.
                          (a development-stage company)

                          Notes to Financial Statements
                                   (continued)

Note 11. Income Taxes

         As of December 31, 1997, the Company had net operating loss ("NOL") carryforwards for federal and state income tax purposes of approximately $5,000,000 and $250,000, respectively. In addition, the Company had federal research and development credit ("R&D Credit") carryforwards of approximately $900,000. The NOL and R&D Credit carryforwards begin to expire in 2004. Due to the uncertainty surrounding the realization of the tax benefit associated with these carryforwards, the Company has provided a full valuation allowance against this tax benefit. In addition, pursuant to the Tax Reform Act of 1986, the annual utilization of the Company's NOL carryforwards will be limited. The Company does not believe that such limitation will have a material adverse impact on the utilization of its NOL carryforwards.

         The approximate income tax effect of each type of temporary difference and carryforward is as follows (in thousands):

December 31,                                         1996                 1997
------------------------------------------------------------------------------
Benefit of NOL carryforwards                      $ 1,641             $  1,718
R&D Credit carryforwards                              642                  915
Start-up costs                                      2,643                4,409
Capitalized research and development                3,668                6,410
Deferred compensation                                  31                  173
Nondeductible depreciation and amortization           591                  991
Deferred rent                                          27                   --
                                                  -------------        -------
                                                    9,243               14,616
Valuation allowance                                (9,243)             (14,616)
                                                  =============        =======
                                                  $    --             $     --
                                                  =============        =======

Note 12. Related-Party Transactions

         In 1997, the Company entered into an agreement with an employee of Paramount Capital, Inc. ("Consultant") for consulting services. The sole shareholder of Paramount Capital, Inc. ("Paramount") is a member of the Company's board of directors. Pursuant to the agreement, which may be terminated by either party upon 60 days' notice, the Company granted the Consultant options to purchase 15,000 shares of common stock at prices equal to and in excess of the then market price (with a weighted-average exercise price of $18 per share), vesting in equal, annual amounts over four years. In addition, the Company is obligated to pay the Consultant an annual amount of $50,000.

         In 1995, Paramount acted as a placement agent for a portion of the Series F Convertible Preferred Stock. The Company paid approximately $0.4 million in commissions to Paramount in the year ended December 31, 1995. In addition, in December 1995, the Company granted the Consultant options to purchase 49,999 shares of common stock at prices equal to and in excess of the then market price (with a weighted-average exercise price of $17.94 per share), vesting in various amounts over five years, for financial advisory services.

                                  EXHIBIT INDEX

Exhibit
Number    Description
-------   -----------

3.1 Second Amended and Restated Certificate of Incorporation of the Company. (Exhibit 3.1)(1)

3.2      Amended and Restated By-Laws of the Company. (Exhibit 3.3)(5)

3.3 Certificate of Designation establishing and designating the Series A Junior Participating Preferred Stock. (Exhibit 3.2)(5)

4.1 See Exhibits 3.1, 3.2, and 3.3 for instruments defining rights of holders of Common Stock.

4.2 Representation of the Company pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. (Exhibit 4.1)(3)

4.3 Trust Indenture, dated as of March 1, 1997, between Montgomery County Industrial Development Authority and Dauphin Deposit Bank and Trust Company. (Exhibit 4.2)(3)

4.4 Form of Montgomery County Industrial Development Authority Federally Taxable Variable Rate Demand Revenue Bond (Neose Technologies, Inc. Project) Series B of 1997. (Exhibit 4.3)(3)

4.5 Rights Agreement, dated as of September 26, 1997, between the Company and American Stock Transfer & Trust Company, as Rights Agent. (Exhibit 4.1)(5)

10.1 Stock Purchase Agreement, dated as of August 28, 1990, between the Company and the University of Pennsylvania. (Exhibit 10.1)(1)

10.2 License Agreement, dated as of August 28, 1990, between the Company and the University of Pennsylvania, as amended to date. (Exhibit 10.2)(1)

10.3(a)+ Series D Preferred Stock Purchase Agreement, dated as of December 30,
         1992, between the Company and Abbott Laboratories. (Exhibit 10.8(a))(1)

10.3(b)+ Supply Agreement, dated as of December 30, 1992, between the Company and Abbott Laboratories. (Exhibit 10.8(b))(1)

10.3(c)+ Research and License Agreement, dated as of December 30, 1992, between the Company and Abbott Laboratories. (Exhibit 10.8(c))(1)

10.3(d)+ Amendment to the Research and License Agreement, dated as of January
         18, 1995, between the Company and Abbott Laboratories. (Exhibit 10.8(d))(2)

10.4 Form of Series E Preferred Stock Investors' Rights Agreement. (Exhibit 10.9)(1)

10.5 Form of Series F Preferred Stock Investors' Rights Agreement. (Exhibit 10.10)(1)

10.6 Form of Warrant to Purchase Common Stock, dated as of February 20, 1991. (Exhibit 10.11)(1)

10.7 Form of Warrant to Purchase Common Stock, dated as of June 30, 1993. (Exhibit 10.12)(1)

10.8 Form of Warrant to Purchase Common Stock, dated as of February 16, 1994. (Exhibit 10.13)(1)

10.9 Form of Warrant to Purchase Series E Preferred Stock, dated as of July 29, 1994. (Exhibit 10.14)(1)

10.10 Warrant for the Purchase of Common Stock, dated as of June 30, 1995, between the Company and Financing for Science International, Inc. (Exhibit 10.15)(1)

10.11++  1995 Stock Option/Stock Issuance Plan, as amended. (Exhibit 99.1)(4)

10.12++  Employee Stock Purchase Plan. (Exhibit 10.17)(1)

10.13++  Employment Agreement dated April 1, 1992, between the Company and David
         A. Zopf, as amended to date. (Exhibit 10.18)(1)

10.14 Design-Build Agreement dated August 30, 1996, between the Company and Irwin & Leighton, Inc. (Exhibit 10.19)(2)

10.15 Agreement for Purchase and Sale of Real Property, dated March 14, 1997, by and between the Company and Pennsylvania Business Campus Delaware, Inc. (Exhibit 2.1)(3)

10.16 Loan Agreement, dated as of March 1, 1997, between the Company and Montgomery County Industrial Development Authority. (Exhibit 10.1)(3)

10.17 Participation and Reimbursement Agreement, dated as of March 1, 1997, between Jefferson Bank and CoreStates Bank, N.A. (Exhibit 10.2)(3)

10.18 Form of CoreStates Bank, N.A. Irrevocable Letter of Credit. (Exhibit 10.3)(3)

10.19 Pledge, Security and Indemnification Agreement, dated as of March 1, 1997, by and among the Company, CoreStates Bank, N.A., and Jefferson Bank. (Exhibit 10.4)(3)

10.20 Reimbursement Agreement, dated as of March 1, 1997, between the Company and Jefferson Bank. (Exhibit 10.5)(3)

10.21    Specimen of Note from Company to Jefferson Bank. (Exhibit 10.6)(3)

10.22 Mortgage, Assignment and Security Agreement, dated March 20, 1997, between the Company and Jefferson Bank. (Exhibit 10.7)(3)

10.23 Security Agreement, dated as of March 1, 1997, by and between the Company and Jefferson Bank. (Exhibit 10.8)(3)

10.24 Assignment of Contract, dated as of March 20, 1997, between the Company and Jefferson Bank. (Exhibit 10.9)(3)

10.25 Custodial and Collateral Security Agreement, dated as of March 20, 1997, by and among the Company, Offitbank, and Jefferson Bank. (Exhibit 10.10)(3)

10.26 Placement Agreement, dated March 20, 1997, among the Company, Montgomery County Industrial Development Authority, and CoreStates Capital Markets. (Exhibit 10.11)(3)

10.27 Remarketing Agreement, dated as of March 1, 1997, between the Company and CoreStates Capital Markets. (Exhibit 10.12)(3)

11*      Statement re: Computation of Net Loss Per Common Share.

23.1*    Consent of Arthur Andersen LLP.

24*      Powers of Attorney (included as part of signature page hereof).

27.1*    Financial Data Schedule.

27.2*    Restated 1996 Financial Data Schedule.

------------------

*        Filed herewith

+ Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an order of the Commission granting the Company's application for confidential treatment filed pursuant to Rule 406 under the Securities Act.

++       Compensation plans and arrangements for executives and others.

(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-80693) filed with the Commission on December 21, 1995, as amended.

(2) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-19629) filed with the Commission on January 13, 1997.

(3) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997.

(4) Filed as an Exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-35283) filed with the Commission on September 10, 1997.

(5) Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the Commission on October 1, 1997.