Form 10-Q
period 1998-03-31
NEOSE TECHNOLOGIES INC
filed 1998-05-13
CIK 877902

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998.

                                       OR


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________  to ______________

                         Commission file number: 0-27718


                            NEOSE TECHNOLOGIES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                                      13-3549286
        -------------------------------                     -------------------
        (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                       Identification No.)

                102 Witmer Road
             Horsham, Pennsylvania                                 19044
   ---------------------------------------                      -----------
   (Address of principal executive offices)                      (Zip Code)

                                 (215) 441-5890
            --------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [ ]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,542,363 shares of common stock, $.01 par value, were outstanding as of April 30, 1998.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                                      INDEX


                                                                          Page
                                                                          ----
PART I.FINANCIAL INFORMATION:

Item 1.  Financial Statements

   Balance Sheets (unaudited) at December 31, 1997 and March 31, 1998..........3

   Statements of Operations (unaudited) for the three months ended
   March 31, 1997 and 1998, and from the period of inception through
   March 31, 1998..............................................................4

   Statements of Cash Flows (unaudited) for the three months ended
   March 31, 1997 and 1998, and from the period of inception through
   March 31, 1998..............................................................5

   Notes to Unaudited Financial Statements.....................................6


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................7

PART II. OTHER INFORMATION:

Item 1.  Legal Proceedings....................................................12

Item 2.  Changes in Securities and Use of Proceeds............................12

Item 3.  Defaults Upon Senior Securities......................................12

Item 4.  Submission of Matters to a Vote of Security Holders..................12

Item 5.  Other Information....................................................12

Item 6.  Exhibits and Reports on Form 8-K.....................................12


SIGNATURES....................................................................13

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)
                                 BALANCE SHEETS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                              December 31, 1997   March 31, 1988
                                                              -----------------   --------------
                         Assets
Current assets:
  Cash and cash equivalents                                       $ 17,098           $ 14,170
  Marketable securities                                             26,205             25,217
  Restricted funds                                                     450                581
  Prepaid expenses and other current assets                            514                578
                                                                  --------           --------
      Total current assets                                          44,267             40,546

Property and equipment, net                                         14,616             14,503

Other assets                                                             3               --
                                                                  --------           --------

Total assets                                                      $ 58,886           $ 55,049
                                                                  ========           ========

           Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term debt                               $  1,040           $    926
  Accounts payable                                                     347                166
  Accrued expenses                                                   1,628                922
                                                                  --------           --------
    Total current liabilities                                        3,015              2,014

Long-term debt                                                       8,917              8,911
                                                                  --------           --------

    Total liabilities                                               11,932             10,925
                                                                  --------           --------

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000 shares
       authorized, none issued                                        --                 --
   Common stock, $.01 par value, 30,000 shares
      authorized; 9,525 and 9,536 shares issued and
      outstanding                                                       95                 95
   Additional paid-in capital                                       81,807             82,057
   Deferred compensation                                              (361)              (455)
   Deficit accumulated during the development-stage                (34,587)           (37,573)
                                                                  --------           --------

    Total stockholders' equity                                      46,954             44,124
                                                                  --------           --------

Total liabilities and stockholders' equity                        $ 58,886           $ 55,049
                                                                  ========           ========

The accompanying notes are an integral part of these financial statements.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)





                                                      Three months ended March 31,          Period from inception
                                                 ---------------------------------------      (January 17, 1989)
                                                       1997                  1998             to March 31, 1998
                                                 ------------------     ----------------    -----------------------
Revenue from collaborative agreements                $   313                 $    11                $  5,966

Operating expenses:
   Research and development                            1,769                   2,715                  33,707
   General and administrative                            913                     715                  13,793
                                                     -------                 -------                --------
      Total operating expenses                         2,682                   3,430                  47,500
                                                     -------                 -------                --------

Operating loss                                        (2,369)                 (3,419)                (41,534)

Interest income                                          584                     571                   5,780
Interest expense                                         (43)                   (138)                 (1,819)
                                                     -------                 -------                --------

Net loss                                             $(1,828)                $(2,986)               $(37,573)
                                                     =======                 =======                ========

Basic and diluted net loss per share                 $ (0.20)                $ (0.31)
                                                     =======                 =======

Basic and diluted weighted-average
shares outstanding                                     9,092                   9,532
                                                     =======                 =======

The accompanying notes are an integral part of these financial statements.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                                  Three months ended           Period from
                                                                       March 31,                Inception
                                                               -------------------------     (January 17, 1989)
                                                                  1997           1998         to March 31, 1998
                                                               ----------     ----------     ------------------
Cash flows from operating activities:
   Net loss                                                     $  (1,828)    $  (2,986)        $  (37,573)
   Adjustments to reconcile net loss to cash used in
      operating activities:
      Depreciation and amortization                                   191           379              3,435
      Common stock issued for noncash and other charges                --            --                 35
      Changes in operating assets and liabilities:
         Restricted funds                                          (2,947)         (131)              (510)
         Prepaid expenses and other current assets                   (272)          (64)              (578)
         Other assets                                                  12             3                 --
         Accounts payable                                             225          (181)               166
         Accrued expenses                                            (178)         (706)               240
         Deferred revenue                                             187            --                 --
         Other liabilities                                            (79)           --                 --
                                                                ----------    ----------        ----------
            Net cash used in operating activities                  (4,689)       (3,686)           (34,785)
                                                                ----------    ----------        ----------
Cash flows from investing activities:
   Purchases of property and equipment                             (6,383)         (201)           (15,964)
   Proceeds from sale-leaseback of equipment                           --            --              1,382
   Purchases of marketable securities                                  --            --            (26,808)
   Proceeds from sales of marketable securities                        --           988              1,591
                                                                ----------    ----------        ----------

            Net cash provided by (used in) investing
               activities                                          (6,383)          787            (39,799)
                                                                ----------    ----------        ----------
Cash flows from financing activities:
   Proceeds from issuance of debt                                   9,329            --             11,955
   Repayment of debt                                                 (220)         (119)            (3,414)
   Proceeds from issuance of preferred stock, net                      --            --             29,497
   Proceeds from issuance of common stock, net                         87            87                621
   Proceeds from public offerings, net                             20,339            --             49,466
   Proceeds from exercise of stock options and warrants, net           70             3                701
   Dividends paid                                                      --            --                (72)
                                                                ----------    ----------        ----------
            Net cash provided by (used in) financing
               activities                                          29,605           (29)            88,754
                                                                ----------    ----------        ----------
Net increase (decrease) in cash and cash equivalents               18,533        (2,928)            14,170
Cash and cash equivalents, beginning of period                     32,845        17,098                 --
                                                                ----------    ----------        ----------
Cash and cash equivalents, end of period                        $  51,378     $  14,170         $   14,170
                                                                ==========    ==========        ==========
Supplemental disclosure of cash flow information:
      Cash paid for interest                                    $      46     $     152         $    1,713
                                                                ==========    ==========        ==========
Noncash financing activities:
      Issuance of common stock for dividends                    $      --     $      --         $       90
                                                                ==========    ==========        ==========
      Issuance of common stock to employees in lieu of
        cash compensation                                       $      --     $      --         $       44
                                                                ==========    ==========        ==========


   The accompanying notes are an integral part of these financial statements.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.Basis of Presentation

     The unaudited financial statements (i) as of March 31, 1998; (ii) for the three months ended March 31, 1997 and 1998; and (iii) for the period from inception (January 17, 1989) to March 31, 1998, contained herein have been prepared by Neose Technologies, Inc. ("Neose" or the "Company") in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the unaudited information includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. The financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   Net Loss Per Share

     The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which supersedes APB Opinion No. 15 ("APB No. 15"), "Earnings per Share," and which is effective for all periods ending after December 15, 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the Statements of Operations. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. For the three months ended March 31, 1997 and 1998, the effect of the exercise of outstanding stock options and warrants was excluded from the calculation of diluted EPS because its effect was antidilutive.

3. Reclassifications

     Certain prior year amounts have been reclassified to conform with current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The statements set forth below that are not historical facts or statements of current condition are forward-looking statements. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "forecasts," "estimates," "plans," "continues," "may," "will," "should," "anticipates," or "intends," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy or intentions. These forward-looking statements, such as statements regarding present or anticipated scientific progress, development of potential pharmaceutical products, future revenues, capital expenditures, research and development expenditures, future financings and collaborations, management, manufacturing development and capabilities, and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's actual results, performance, or achievements include, but are not limited to, the "Risk Factors" set forth in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Form 10-K"), and general financial, economic, regulatory, and political conditions affecting the biotechnology industry in general. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. Furthermore, the Company disclaims any obligation or intent to update any such factors or forward-looking statements to reflect future events or developments.

     The Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 1998, and as of March 31, 1998, should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997, included in the Company's Form 10-K and the Company's 1997 Annual Report.

Overview

     Neose, a development-stage company, commenced operations in 1990, and has devoted substantially all of its resources to the development of its enzymatic carbohydrate synthesis technology and to the discovery and development of complex carbohydrates for a variety of applications, including nutritional additives and pharmaceuticals.

     In December 1992, the Company entered into collaborative agreements with Abbott Laboratories ("Abbott"), under which Abbott has licensed technology from Neose for the development by Abbott of breast milk oligosaccharides as additives to infant formula and other nutritional products. The Company has received approximately $11.2 million in contract payments, license fees, milestone payments, and equity investments in connection with its agreements with Abbott. The Company has not generated any material revenues from operations, except for interest income and revenues from collaborative agreements, including its agreements with Abbott.

     The Company has incurred losses since its inception and, as of March 31, 1998, had a deficit accumulated during the development stage of approximately $37.6 million. The Company anticipates incurring additional losses over at least the next several years. Such losses may fluctuate significantly from quarter to quarter and are expected to increase as the Company expands its research and development programs, and as the Company expands its manufacturing capabilities. The Company anticipates that the only material sources of revenue for the next several years will be payments under its collaborative agreements, license fees, payments from future collaborative agreements, if any, and interest income. Payments under collaborative agreements will be subject to significant fluctuation in both timing and amount. Therefore, the Company's results of operations for any period may not be comparable to the results of operations for any other period.

Results of Operations

Revenues

     Revenues from collaborative agreements for the three months ended March 31, 1998 decreased to $11,000 from $313,000 for the corresponding period in 1997 due to decreased non-recurring revenues received during the 1998 period.

Operating Expenses

     Research and development expenses for the three months ended March 31, 1998 increased to $2,715,000 from $1,769,000 for the corresponding period in 1997. The increase was primarily attributable to increased (i) funding of outside research, (ii) clinical trial expenditures for NE-0080, (iii) depreciation expense related to significant property and improvements expenditures made in during 1997, and (iv) expenditures related to the Company's joint development agreement with McNeil Specialty Products Company, a subsidiary of Johnson & Johnson ("J&J").

     General and administrative expenses for the three months ended March 31, 1998 decreased to $715,000 from $913,000 for the corresponding period in 1997. The decrease was primarily attributable to decreased patent and business development expenses during the 1998 period.

     Interest income for the three months ended March 31, 1998 decreased to $571,000 from $584,000 for the corresponding period in 1997 due to lower average cash and marketable securities' balances during the 1998 period. Interest expense for the three months ended March 31, 1998 increased to $138,000 from $43,000 for the corresponding period in 1997 due to higher average loan balances outstanding during the 1998 period.

Net Loss

     The Company's net loss for the three months ended March 31, 1998 increased to $2,986,000, or $0.31 per share, from $1,828,000, or $0.20 per share, for the corresponding period in 1997.

Liquidity and Capital Resources

     From inception through March 31, 1998, the Company incurred a cumulative net loss of approximately $37.6 million, and financed its operations through
(i) private and public offerings of its securities, (ii) revenues from its collaborative agreements, and (iii) the issuance of long-term debt. The Company had $39.4 million in cash and marketable securities as of March 31, 1998, compared to $43.3 million as of December 31, 1997.

     The Company and Abbott have entered into collaborative agreements under which Abbott has licensed technology from Neose to develop breast milk oligosaccharides as additives to infant formula and other nutritional products. Abbott has exclusive manufacturing rights and development and regulatory responsibilities for these nutritional additives.

     The Company's agreements with Abbott provide, in part, for the receipt by the Company of a milestone payment and license fees, if commercialization occurs. Under this arrangement, Neose has received to date approximately $11.2 million in contract payments, milestone payments, and equity investments from Abbott. Also, Neose is to receive $5 million within 60 days of the first commercial sale, if any, of infant formula containing nutritional additives manufactured using the Company's technology. Abbott has agreed to pay Neose ongoing fees based on the dry weight of infant formula sold containing nutritional additives manufactured using the Company's technology. The Company is required to credit $3.75 million of the license fees against the ongoing fees in equal amounts over four years. In addition, Abbott has agreed to renegotiate the fees due Neose on the sale of products covered by the technology licensed to Abbott by Neose in any case where, aside from and in addition to such technology, Neose has made a contribution in the methods, processes, or compounds used in the manufacture of the product that both parties agree will result in a substantial commercial advantage. There can be no assurance that Abbott will use the Company's technology to commercialize any oligosaccharide. Thus, there can be no assurance that the Company will ever receive any further revenues from Abbott.

     Abbott has the option at any time prior to the first commercial sale, if any, of infant formula containing an oligosaccharide manufactured using the technology licensed from the Company, to elect to make the underlying license agreement with the Company non-exclusive, in which event the license fees payable to the Company after commercialization would be reduced by 50%, and Abbott's obligations to make milestone payments would be terminated. Abbott also has the right to terminate the underlying license agreement upon 60 days' notice, in which event it would have no further funding obligations to the Company. In addition, because Abbott has failed to make a certain regulatory filing by a specified date, Neose, at its option, may now similarly elect to convert the license of the Company's technology to a non-exclusive license to Abbott on the same financial terms. Neose has not exercised that right, and Neose and Abbott are currently engaged in discussions concerning possible modifications of their agreements. Neose has been advised that Abbott is continuing to use the Company's technology to pursue the development and commercialization of infant formula containing an oligosaccharide. There can be no assurance that Neose would be able to interest another party in a non-exclusive license for these purposes in the event that either party elects to convert to a non-exclusive license.

     Further revenues, if any, from the Company's agreements with Abbott will depend on Abbott's own competitive, marketing, and strategic considerations, including the relative advantages of alternative products being developed or marketed by competitors. Furthermore, Abbott is responsible for developing any oligosaccharides manufactured using the Company's technology, completing manufacturing scale-up activities, and assuring that the compounds, when used as nutritional additives, comply with applicable regulatory requirements, which requirements have not yet been satisfied by Abbott. The amount and timing of resources Abbott commits to these activities are entirely within Abbott's control. There can be no assurance that Abbott will use the Company's technology to pursue the development and commercialization of any products. No assurance can be given that the agreements will result in the successful commercialization of any oligosaccharides manufactured using the Company's technology, or that any future milestone payments or fees will be received by the Company. The suspension or termination of the Company's agreement with Abbott, the conversion by Abbott to a non-exclusive license of the Company's technology, or a delay by Abbott in the development or commercialization of any nutritional additives manufactured using the Company's technology may have a material adverse effect on the Company's business, financial condition, and results of operations.

     In November 1997, the Company entered into a joint development agreement with J&J for the joint development of novel technology for the large-scale production of a class of carbohydrates for a number of consumer health and other applications. Under the terms of the agreement, the costs of such joint development will be borne equally by Neose and J&J, and the technology developed will be owned jointly. Either party may terminate the agreement on 30 days' notice. If the technology development is successful, agreements will need to be reached between Neose and J&J concerning the future structure and financing of a large-scale manufacturing facility, product development, marketing, and sales.

     In connection with the purchase of its facility and the expansion of its GMP manufacturing capabilities, in March 1997, the Company issued, through the Montgomery County (Pennsylvania) Industrial Development Authority, $9.4 million of taxable and tax-exempt bonds. The bonds are supported by a AA-rated letter of credit, and a reimbursement agreement between the Company's bank and the letter of credit issuer. The interest rate on the bonds will vary weekly, depending on market rates for AA-rated taxable and tax-exempt obligations. As of March 31, 1998, the effective, blended interest rate was 7% per annum, including letter-of-credit and other fees. To provide credit support for this arrangement, the Company has given a first mortgage on the land, building, improvements, and certain machinery and equipment to its bank. In addition, the Company has agreed to certain covenants for the maintenance of minimum cash and short-term investment balances, and for minimum working capital requirements, and is required to post cash collateral if it does not meet certain of such covenants.

     During the three months ended March 31, 1998, the Company purchased approximately $201,000 of property, equipment, and building improvements.

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

PART  II.      OTHER INFORMATION

Item 1.   Legal Proceedings.  None.

Item 2.   Changes in Securities and Use of Proceeds.

               The Company's first Registration Statement on Form S-1 (Securities and Exchange Commission File No. 33-80693) was declared effective on February 15, 1996 (the "IPO"). The Company received net proceeds of approximately $29.1 million ("Net Proceeds").

               As of March 31, 1998, the Company had used Net Proceeds as follows: $16.3 million for research and development activities; $6.7 million for general corporate purposes; $2.9 million for the purchase and installation of machinery and equipment; $2.2 million for the repayment of debt; and $1.0 million for the construction of plant, building, and facilities.

               At the time of the IPO, the Company expected to use $10.0 million of the Net Proceeds for research and development activities, $3.0 million for capital expenditures, and $16.1 million for working capital and general corporate purposes. As of March 31, 1998, the Company had expended approximately $6.3 million more than anticipated for its research and development activities, and $0.9 million more than anticipated for capital expenditures. These amounts were offset by $7.2 million of lower than anticipated disbursements for working capital and general corporate purposes (including disbursements for the repayment of debt).


Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Information.  None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) List of Exhibits:

              27 Financial Data Schedule

          (b) Reports on Form 8-K.  None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          NEOSE TECHNOLOGIES, INC.



Date: May 13, 1998                   By:  /s/  P. Sherrill Neff
                                          ---------------------
                                          P. Sherrill Neff
                                          President and Chief Financial Officer