Form 10-Q
period 1998-06-30
NEOSE TECHNOLOGIES INC
filed 1998-07-31
CIK 877902

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _________________

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

                                Yes [ X ] No [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,563,744 shares of common stock, $.01 par value, were outstanding as of July 29, 1998.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                                      INDEX

                                                                                                               Page
                                                                                                               ----
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Balance Sheets (unaudited) at December 31, 1997 and June 30, 1998........................................3

         Statements of Operations (unaudited) for the three and six months ended
         June 30, 1997 and 1998, and from the period of inception through
         June 30, 1998............................................................................................4

         Statements of Cash Flows (unaudited) for the three and six months ended
         June 30, 1997 and 1998, and from the period of inception through
         June 30, 1998............................................................................................5

         Notes to Unaudited Financial Statements..................................................................6


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations....................................................................................7

PART II. OTHER INFORMATION:

Item 1.  Legal Proceedings.......................................................................................12

Item 2.  Changes in Securities and Use of Proceeds...............................................................12

Item 3.  Defaults Upon Senior Securities.........................................................................12

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................12

Item 5.  Other Information.......................................................................................12

Item 6.  Exhibits and Reports on Form 8-K........................................................................12

SIGNATURES.......................................................................................................13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                                 BALANCE SHEETS
                                   (unaudited)
                    (in thousands, except per share amounts)




                          Assets                             December 31, 1997         June 30, 1998
                                                             -----------------         -------------
Current assets:
  Cash and cash equivalents                                        $ 17,098               $ 10,323
  Marketable securities                                              26,205                 26,209
  Restricted funds                                                      450                    162
  Prepaid expenses and other current assets                             514                    879
                                                                   --------               --------
      Total current assets                                           44,267                 37,573

Property and equipment, net                                          14,616                 14,434

Other assets                                                              3                   --
                                                                   --------               --------

Total assets                                                       $ 58,886               $ 52,007
                                                                   ========               ========

           Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term debt                                $  1,040               $    910
  Accounts payable                                                      347                    267
  Accrued expenses                                                    1,628                    826
                                                                   --------               --------
    Total current liabilities                                         3,015                  2,003

Long-term debt                                                        8,917                  8,306
                                                                   --------               --------

    Total liabilities                                                11,932                 10,309
                                                                   --------               --------

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000 shares
       authorized, none issued                                         --                     --
   Common stock, $.01 par value, 30,000 shares
      authorized; 9,525 and 9,546 shares issued and
      outstanding                                                        95                     95
   Additional paid-in capital                                        81,807                 82,091
   Deferred compensation                                               (361)                  (390)
   Deficit accumulated during the development-stage                 (34,587)               (40,098)
                                                                   --------               --------

    Total stockholders' equity                                       46,954                 41,698
                                                                   --------               --------

Total liabilities and stockholders' equity                         $ 58,886               $ 52,007
                                                                   ========               ========


   The accompanying notes are an integral part of these financial statements.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)




                                                Three months                  Six months
                                               ended June 30,                ended June 30,        Period from inception
                                           -----------------------       -----------------------    (January 17, 1989)
                                             1997           1998           1997           1998       to June 30, 1998
                                           --------       --------       --------       --------    --------------------

Revenue from collaborative agreements      $    313       $    254       $    625       $    265         $  6,220

Operating expenses:
   Research and development                   1,980          2,137          3,749          4,852           35,844
   General and administrative                   776          1,024          1,689          1,739           14,817
                                           --------       --------       --------       --------         --------
      Total operating expenses                2,756          3,161          5,438          6,591           50,661
                                           --------       --------       --------       --------         --------

Operating loss                               (2,443)        (2,907)        (4,813)        (6,326)         (44,441)

Interest income                                 587            522          1,171          1,093            6,302
Interest expense                               (186)          (140)          (229)          (278)          (1,959)
                                           --------       --------       --------       --------         --------

Net loss                                   $ (2,042)      $ (2,525)      $ (3,871)      $ (5,511)        $(40,098)
                                           ========       ========       ========       ========         ========

Basic and diluted net loss per share       $  (0.22)      $  (0.26)      $  (0.42)      $  (0.58)
                                           ========       ========       ========       ========

Basic and diluted weighted-average
shares outstanding                            9,495          9,543          9,295          9,537
                                           ========       ========       ========       ========


   The accompanying notes are an integral part of these financial statements.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                                     Six months ended            Period from
                                                                         June 30,                 inception
                                                                  ----------------------      (January 17, 1989)
                                                                    1997           1998        to June 30, 1998
                                                                  --------       --------     ------------------
Cash flows from operating activities:
   Net loss                                                       $ (3,871)      $ (5,511)        $(40,098)
   Adjustments to reconcile net loss to cash used in
      operating activities:
      Depreciation and amortization                                    377            788            3,844
      Common stock issued for noncash and other charges               --             --                 35
      Changes in operating assets and liabilities:
         Restricted funds                                           (2,129)           288              (91)
         Prepaid expenses and other current assets                    (178)          (365)            (879)
         Other assets                                                   12              3             --
         Accounts payable                                               46            (80)             267
         Accrued expenses                                                1           (802)             144
         Deferred revenue                                             --             --               --
         Other liabilities                                             (79)          --               --
                                                                  --------       --------         --------
            Net cash used in operating activities                   (5,821)        (5,679)         (36,778)
                                                                  --------       --------         --------
Cash flows from investing activities:
   Purchases of property and equipment                              (9,309)          (477)         (16,240)
   Proceeds from sale-leaseback of equipment                          --             --              1,382
   Purchases of marketable securities                              (19,014)          (992)         (27,800)
   Proceeds from sales of marketable securities                       --              988            1,591
                                                                  --------       --------         --------
                                                                  --------       --------         --------
            Net cash used in investing activities                  (28,323)          (481)         (41,067)
                                                                  --------       --------         --------
Cash flows from financing activities:
   Proceeds from issuance of debt                                    9,329           --             11,955
   Repayment of debt                                                  (405)          (741)          (4,036)
   Proceeds from issuance of preferred stock, net                     --             --             29,497
   Proceeds from issuance of common stock, net                          87             87              621
   Proceeds from public offerings, net                              20,339           --             49,466
   Proceeds from exercise of stock options and warrants, net            70             39              737
   Dividends paid                                                     --             --                (72)
                                                                  --------       --------         --------
            Net cash provided by (used in) financing
            activities                                              29,420           (615)          88,168
                                                                  --------       --------         --------
Net increase (decrease) in cash and cash equivalents                (4,724)        (6,775)          10,323
Cash and cash equivalents, beginning of period                      32,845         17,098             --
                                                                  ========       ========         ========
Cash and cash equivalents, end of period                          $ 28,121       $ 10,323         $ 10,323
                                                                  ========       ========         ========
Supplemental disclosure of cash flow information:
      Cash paid for interest                                      $    194       $    296         $  1,857
                                                                  ========       ========         ========
Noncash financing activities:
      Issuance of common stock for dividends                      $   --         $   --           $     90
                                                                  ========       ========         ========
      Issuance of common stock to employees in lieu of
        cash compensation                                         $   --         $   --           $     44
                                                                  ========       ========         ========


   The accompanying notes are an integral part of these financial statements.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation

         The unaudited financial statements (i) as of June 30, 1998; (ii) for the three and six months ended June 30, 1997 and 1998; and (iii) for the period from inception (January 17, 1989) to June 30, 1998, contained herein have been prepared by Neose Technologies, Inc. ("Neose" or the "Company") in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the unaudited information includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. The financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2. Agreement with Bristol-Myers Squibb

         In June 1998, the Company entered into an agreement with Bristol-Myers Squibb ("BMS") to develop and manufacture complex carbohydrates for two oncologic vaccines being developed by BMS. In addition, the agreement provides for the payment of fees by BMS to Neose as the Company achieves certain milestones under the agreement.

3. Net Loss Per Share

         The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which supersedes APB Opinion No. 15 ("APB No.15"), "Earnings per Share," and which is effective for all periods ending after December 15, 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the Statements of Operations. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. For the three and six months ended June 30, 1997 and 1998, the effect of the exercise of outstanding stock options and warrants was excluded from the calculation of diluted EPS because its effect was antidilutive.

4. Reclassifications

         Certain prior year amounts have been reclassified to conform with current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The statements set forth below that are not historical facts or statements of current condition are forward-looking statements. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "expects," "continues," "may," "will," or "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy or intentions. These forward-looking statements, such as statements regarding present or anticipated scientific progress, development of potential pharmaceutical products, future revenues, capital expenditures, research and development expenditures, future financings and collaborations, management, manufacturing development and capabilities, and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's actual results, performance, or achievements include, but are not limited to, the "Risk Factors" set forth in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Form 10-K"), and general financial, economic, regulatory, and political conditions affecting the biotechnology industry in general. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. Furthermore, the Company disclaims any obligation or intent to update any such factors or forward-looking statements to reflect future events or developments.

         The Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 1998, and as of June 30, 1998, should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997, included in the Company's Form 10-K and the Company's 1997 Annual Report.

Overview

         Neose, a development-stage company, commenced operations in 1990, and has devoted substantially all of its resources to the development of its enzymatic carbohydrate synthesis technology and to the discovery and development of complex carbohydrates for a variety of applications, including nutritional additives and pharmaceuticals.

         In December 1992, the Company entered into collaborative agreements with Abbott Laboratories ("Abbott"), under which Abbott has licensed technology from Neose for the development by Abbott of breast milk oligosaccharides as additives to infant formula and other nutritional products. The Company has received approximately $11.2 million in contract payments, license fees, milestone payments, and equity investments in connection with its agreements with Abbott. The Company has not generated any material revenues from operations, except for revenues from collaborative agreements, including its agreements with Abbott.

         The Company has incurred losses since its inception and, as of June 30, 1998, had a deficit accumulated during the development stage of approximately $40.1 million. The Company anticipates incurring additional losses over at least the next several years. Such
                                       7
losses may fluctuate significantly from quarter to quarter and are expected to increase as the Company expands its research and development programs, and as the Company expands its manufacturing capabilities. The Company anticipates that the only material sources of revenue for the next several years will be payments under its collaborative agreements, license fees, payments from future collaborative agreements, if any, and interest income. Payments under collaborative agreements will be subject to significant fluctuation in both timing and amount. Therefore, the Company's results of operations for any period may not be comparable to the results of operations for any other period.

Results of Operations

Revenues

         Revenues from collaborative agreements for the three and six months ended June 30, 1998, were $254,000 and $265,000, respectively, compared to $313,000 and $625,000, respectively, for the corresponding periods in 1997. The decreases were due to decreased non-recurring revenues received during the 1998 periods.

Operating Expenses

         Research and development expenses for the three and six months ended June 30, 1998, were $2,137,000 and $4,852,000, respectively, compared to $1,980,000 and $3,749,000, respectively, for the corresponding periods in 1997. The increases were primarily attributable to increased (i) funding of academic and clinical outside research, (ii) depreciation expense related to significant property and improvements expenditures made during 1997, and (iii) expenditures related to the Company's joint development agreement with McNeil Specialty Products Company, a subsidiary of Johnson & Johnson ("J&J").

         General and administrative expenses for the three and six months ended June 30, 1998, were $1,024,000 and $1,739,000, respectively, compared to $776,000 and $1,689,000, respectively, for the corresponding periods in 1997. The increases were primarily attributable to increased patent expenses during the 1998 periods.

Interest Income and Expense

         Interest income for the three and six months ended June 30, 1998, was $522,000 and $1,093,000, respectively, compared to $587,000 and $1,171,000, respectively, for the corresponding periods in 1997. The decreases were due to lower average cash and marketable securities balances during the 1998 periods.

         Interest expense for the three and six months ended June 30, 1998, was $140,000 and $278,000, respectively, compared to $186,000 and $229,000, respectively, for the corresponding periods in 1997. The differences in interest expense for the 1998 periods from the 1997 periods were due to different average loan balances outstanding during the 1998 periods.

Net Loss

         The Company incurred net losses of $2,525,000 and $5,511,000, or $0.26 and $0.58 per share, for the three and six months ended June 30, 1998, respectively, compared to $2,042,000 and $3,871,000, or $0.22 and $0.42 per share, respectively, for the corresponding periods in 1997.

Liquidity and Capital Resources

         From inception through June 30, 1998, the Company incurred a cumulative net loss of approximately $40.1 million, and financed its operations through (i) public and private offerings of its securities, (ii) revenues from its collaborative agreements, and (iii) the issuance of long-term debt. The Company had $36.5 million in cash and marketable securities as of June 30, 1998, compared to $43.3 million as of December 31, 1997.

         The Company and Abbott have entered into collaborative agreements under which Abbott has licensed technology from Neose to develop breast milk oligosaccharides as additives to infant formula and other nutritional products. Abbott has exclusive manufacturing rights, and development and regulatory responsibilities for these nutritional additives.

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

         In June 1998, the Company entered into an agreement with Bristol-Myers Squibb ("BMS") to develop and manufacture complex carbohydrates for two oncologic vaccines being developed by BMS. In addition, the agreement provides for the payment of fees by BMS to Neose as the Company achieves certain milestones under the agreement. BMS may terminate the agreement upon 90 days' notice.

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

         In connection with the purchase of its facility and the expansion of its GMP manufacturing capabilities, in March 1997, the Company issued, through the Montgomery County (Pennsylvania) Industrial Development Authority, $9.4 million of taxable and tax-exempt bonds. The bonds are supported by a AA-rated letter of credit, and a reimbursement agreement between the Company's bank and the letter of credit issuer. The interest rate on the bonds will vary weekly, depending on market rates for AA-rated taxable and tax-exempt obligations. As of June 30, 1998, the effective, blended interest rate was 7% per annum, including letter-of-credit and other fees. To provide credit support for this arrangement, the Company has given a first mortgage on the land, building, improvements, and certain machinery and equipment to its bank. In addition, the Company has agreed to certain covenants for the maintenance of minimum cash and short-term investment balances, and for minimum working capital requirements, and is required to post cash collateral if it does not meet certain of such covenants.

         During the six months ended June 30, 1998, the Company purchased approximately $477,000 of property, equipment, and building improvements.

         The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to continue its research and development programs. The Company expects that its existing capital resources will be adequate to fund its capital requirements through 1999. No assurance can be given that there will be no change that would consume available resources significantly before such time. The Company's future capital requirements and the adequacy of available funds will depend on many factors, including progress in its research and development activities, including its pharmaceutical discovery and development programs, the magnitude and scope of these activities, progress with preclinical studies and clinical trials, the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in existing collaborative relationships, the ability of the Company to establish additional collaborative arrangements, the cost of manufacturing scale-up, the development of effective marketing activities and arrangements, and acquiring technology rights.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 2. Changes in Securities and Use of Proceeds. None.


Item 3. Defaults Upon Senior Securities. None.


Item 4. Submission of Matters to a Vote of Security Holders. None.


        A. The Company's Annual Meeting of Stockholders was held on June
           11, 1998.

        B. The motions before stockholders were:

           1.  To elect seven Directors.


                                        Votes       Votes       Votes                   Broker
         Name of Director                For       Against    Withheld    Abstentions  Nonvotes
         ----------------                ---       -------    --------    -----------  --------
      Stephen A. Roth, Ph.D           8,408,598      --         13,086         --         --
      P. Sherrill Neff                8,408,598      --         13,086         --         --
      William F. Hamilton, Ph.D       8,408,680      --         13,004         --         --
      Douglas J. MacMaster, Jr        8,408,680      --         13,004         --         --
      Lindsay A. Rosenwald, M.D       8,408,680      --         13,004         --         --
      Lowell E. Sears                 8,408,680      --         13,004         --         --
      Jerry A. Weisbach, Ph.D         8,408,680      --         13,004         --         --


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




                                      NEOSE TECHNOLOGIES, INC.



Date: July 31, 1998                   By: /s/ P. Sherrill Neff
                                          ---------------------
                                          P. Sherrill Neff
                                          President and Chief Financial Officer