Form 10-Q
period 1998-09-30
NEOSE TECHNOLOGIES INC
filed 1998-11-13
CIK 877902

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
(Mark One)

| X | QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998.
                                     -------------------

                                       OR

|   | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from               to
                                     --------------   ---------------

                         Commission file number: 0-27718
                                                 -------

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


                                 (215) 441-5890
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ]  No [ ]


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,572,250 shares of common stock, $.01 par value, were outstanding as of October 30, 1998.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                                      INDEX

                                                                                                 Page
                                                                                                 ----
PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

     Balance Sheets (unaudited) at December 31, 1997 and September 30, 1998..........................3

     Statements of Operations (unaudited) for the three and nine months ended
     September 30, 1997 and 1998, and for the period from inception through
     September 30, 1998..............................................................................4

     Statements of Cash Flows (unaudited) for the three and nine months ended
     September 30, 1997 and 1998, and for the period of inception through
     September 30, 1998..............................................................................5

     Notes to Unaudited Financial Statements.........................................................6


  Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations...................................................................7


PART II. OTHER INFORMATION:

  Item 1.  Legal Proceedings........................................................................13

  Item 2.  Changes in Securities and Use of Proceeds................................................13

  Item 3.  Defaults Upon Senior Securities..........................................................13

  Item 4.  Submission of Matters to a Vote of Security Holders......................................13

  Item 5.  Other Information........................................................................13

  Item 6.  Exhibits and Reports on Form 8-K.........................................................13


SIGNATURES .........................................................................................14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                                 BALANCE SHEETS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                         December 31, 1997      September 30, 1998
                                                         -----------------      ------------------
                           Assets
Current assets:
  Cash and cash equivalents                                   $  17,098               $ 18,670
  Marketable securities                                          26,205                 15,649
  Restricted funds                                                  450                    464
  Prepaid expenses and other current assets                         514                    319
                                                              ---------               --------
      Total current assets                                       44,267                 35,102

Property and equipment, net                                      14,616                 14,255

Other assets                                                          3                     --
                                                              ---------               --------
Total assets                                                  $  58,886               $ 49,357
                                                              =========               ========


            Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term debt                           $   1,040               $    734
  Accounts payable                                                  347                    274
  Accrued expenses                                                1,628                  1,200
                                                              ---------               --------
    Total current liabilities                                     3,015                  2,208

Long-term debt                                                    8,917                  8,302
                                                              ---------               --------
    Total liabilities                                            11,932                 10,510
                                                              ---------               --------
Stockholders' equity:
   Preferred stock, $.01 par value, 5,000 shares
       authorized, none issued                                    --                        --
   Common stock, $.01 par value, 30,000 shares
      authorized; 9,525 and 9,572 shares issued and
      outstanding                                                    95                     96
   Additional paid-in capital                                    81,807                 82,256
   Deferred compensation                                           (361)                  (326)
   Deficit accumulated during the development-stage             (34,587)               (43,179)
                                                              ---------               --------
    Total stockholders' equity                                   46,954                 38,847
                                                              ---------               --------
Total liabilities and stockholders' equity                    $  58,886               $ 49,357
                                                              =========               ========


   The accompanying notes are an integral part of these financial statements.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)




                                                     Three months                  Nine months           Period from inception
                                                  ended September 30,          ended September 30,         (January 17, 1989)
                                               ------------------------      -------------------------       to September 30,
                                                1997              1998          1997           1998                1998
                                               -------          -------      ---------      ----------   ----------------------
Revenue from collaborative agreements          $    84               --      $     709      $      265           $  6,220

Operating expenses:
   Research and development                      1,875            2,505          5,623           7,357             38,349
   General and administrative                    1,079              923          2,769           2,662             15,740
                                               -------          -------      ---------      ----------           --------
      Total operating expenses                   2,954            3,428          8,392          10,019             54,089
                                               -------          -------      ---------      ----------           --------
Operating loss                                  (2,870)          (3,428)        (7,683)         (9,754)           (47,869)

Interest income                                    848              486          2,020           1,579              6,788
Interest expense                                  (159)            (139)          (388)           (417)            (2,098)
                                               -------          -------      ---------      ----------           --------
Net loss                                       $(2,181)         $(3,081)     $  (6,051)     $   (8,592)          $(43,179)
                                               =======          =======      =========      ==========           ========

Basic and diluted net loss per share           $ (0.23)         $ (0.32)     $   (0.65)     $    (0.90)
                                               =======          =======      =========      ==========
Basic and diluted weighted-average
shares outstanding                               9,506            9,568          9,366           9,548
                                               =======          =======      =========      ==========



The accompanying notes are an integral part of these financial statements.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)




                                                                                                    Period from
                                                                     Nine months ended               inception
                                                                        September 30,           (September 17, 1989)
                                                                   -----------------------         to September 30,
                                                                     1997           1998                 1998
                                                                   -----------------------       -------------------

Cash flows from operating activities:
   Net loss                                                        $ (6,051)      $ (8,592)            $(43,179)
   Adjustments to reconcile net loss to cash used in
      operating activities:
      Depreciation and amortization                                     630          1,203                4,259
      Common stock issued for noncash and other charges                  --             --                   35
      Changes in operating assets and liabilities:
         Restricted funds                                              (545)           (14)                (393)
         Prepaid expenses and other current assets                      (98)           195                 (319)
         Other assets                                                    12              3                   --
         Accounts payable                                               (23)           (73)                 274
         Accrued expenses                                               221           (428)                 518
         Deferred revenue                                               (42)            --                   --
         Other liabilities                                              (79)            --                   --
                                                                   --------       --------             --------
            Net cash used in operating activities                    (5,975)        (7,706)             (38,805)
                                                                   --------       --------             --------
Cash flows from investing activities:
   Purchases of property and equipment                              (10,488)          (647)             (16,410)
   Proceeds from sale-leaseback of equipment                             --             --                1,382
   Purchases of marketable securities                               (18,803)        (8,611)             (35,419)
   Proceeds from sales of marketable securities                          --         19,167               19,770
                                                                   --------       --------             --------
            Net cash provided by (used in) investing
               activities                                           (29,291)         9,909              (30,677)
                                                                   --------       --------             --------
Cash flows from financing activities:
   Proceeds from issuance of debt                                     9,329             --               11,955
   Repayment of debt                                                   (552)          (921)              (4,216)
   Proceeds from issuance of preferred stock, net                        --             --               29,497
   Proceeds from issuance of common stock, net                          189            171                  705
   Proceeds from public offerings, net                               20,339             --               49,466
   Proceeds from exercise of stock options and warrants, net            106            119                  817
   Dividends paid                                                        --             --                  (72)
                                                                   --------       --------             --------
            Net cash provided by (used in) financing
               activities                                            29,411           (631)              88,152
                                                                   --------       --------             --------
Net increase (decrease) in cash and cash equivalents                 (5,855)         1,572               18,670
Cash and cash equivalents, beginning of period                       32,845         17,098                   --
                                                                   ========       ========             ========
Cash and cash equivalents, end of period                           $ 26,990       $ 18,670             $ 18,670
                                                                   ========       ========             ========
Supplemental disclosure of cash flow information:
      Cash paid for interest                                       $    355       $    428             $  1,989
                                                                   ========       ========             ========
Noncash financing activities:
      Issuance of common stock for dividends                       $     --       $     --             $     90
                                                                   ========       ========             ========
      Issuance of common stock to employees in lieu of
        cash compensation                                          $     --       $     --             $     44
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

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation

       The unaudited financial statements (i) as of September 30, 1998; (ii) for the three and nine months ended September 30, 1997 and 1998; and (iii) for the period from inception (January 17, 1989) to September 30, 1998, contained herein have been prepared by Neose Technologies, Inc. ("Neose" or the "Company") in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the unaudited information includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. The financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2. Agreement with Bristol-Myers Squibb

       In June 1998, the Company entered into an agreement with Bristol-Myers Squibb ("BMS") to develop and manufacture complex carbohydrates for two oncologic vaccines being developed by BMS. In addition, the agreement provides for the payment of fees by BMS to Neose as the Company achieves certain milestones under the agreement.

3. Net Loss Per Share

       The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which supersedes APB Opinion No. 15 ("APB No.15"), "Earnings per Share," and which is effective for all periods ending after December 15, 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the Statements of Operations. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. For the three and nine months ended September 30, 1997 and 1998, the effect of the exercise of outstanding stock options and warrants was excluded from the calculation of diluted EPS because its effect was antidilutive.

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

       The Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 1998, and as of September 30, 1998, should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997, included in the Company's Form 10-K and the Company's 1997 Annual Report.

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

       The Company has incurred losses since its inception and, as of September 30, 1998, had a deficit accumulated during the development stage of approximately $43.2 million. The Company anticipates incurring additional losses over at least the next several years. Such losses may fluctuate significantly from quarter to quarter and are expected to increase as the Company expands its research and development programs, and as the Company expands its manufacturing capabilities. The Company anticipates that the only material sources of revenue for the next several years will be payments under its collaborative agreements, license fees, payments from future collaborative agreements, if any, and interest income. Payments under collaborative agreements will be subject to significant fluctuation in both timing and amount. Therefore, the Company's results of operations for any period may not be comparable to the results of operations for any other period.

Results of Operations

Revenues

       The Company recorded no revenues from collaborative agreements for the three months ended September 30, 1998, compared to $84,000 for the corresponding period in 1997. Revenues from collaborative agreements for the nine months ended September 30, 1998 were $265,000, compared to $709,000 for the corresponding period in 1997. The decreases were due to decreased non-recurring revenues received during the 1998 periods.

Operating Expenses

       Research and development expenses for the three and nine months ended September 30, 1998, were $2,505,000 and $7,357,000, respectively, compared to $1,875,000 and $5,623,000, respectively, for the corresponding periods in 1997. The increases were primarily attributable to increased (i) funding of academic, preclinical, and clinical research; (ii) depreciation expense related to significant property and improvements expenditures made during 1997; and (iii) expenditures related to the Company's joint development agreement with McNeil Specialty Products Company, a subsidiary of Johnson & Johnson ("J&J").

       General and administrative expenses for the three and nine months ended September 30, 1998, were $923,000 and $2,662,000, respectively, compared to $1,079,000 and $2,769,000, respectively, for the corresponding periods in 1997. The decreases were primarily attributable to decreased patent and business development expenses during the 1998 periods.

Interest Income and Expense

       Interest income for the three and nine months ended September 30, 1998, was $486,000 and $1,579,000, respectively, compared to $848,000 and $2,020,000, respectively, for the corresponding periods in 1997. The decreases were due to lower average cash and marketable securities balances during the 1998 periods.

       Interest expense for the three and nine months ended September 30, 1998, was $139,000 and $417,000, respectively, compared to $159,000 and $388,000, respectively, for the corresponding periods in 1997. The differences in interest expense for the 1998 periods from the 1997 periods were due to different average loan balances outstanding during the 1998 periods.

Net Loss

       The Company incurred net losses of $3,081,000 and $8,592,000, or $0.32 and $0.90 per share, for the three and nine months ended September 30, 1998, respectively, compared to $2,181,000 and $6,051,000, or $0.23 and $0.65 per share, respectively, for the corresponding periods in 1997.

Liquidity and Capital Resources

       From inception through September 30, 1998, the Company incurred a cumulative net loss of approximately $43.2 million, and financed its operations through (i) public and private offerings of its securities, (ii) revenues from its collaborative agreements, and (iii) the issuance of long-term debt. The Company had $34.3 million in cash and marketable securities as of September 30, 1998, compared to $43.3 million as of December 31, 1997.

       The Company and Abbott have entered into collaborative agreements under which Abbott has licensed technology from Neose to develop breast milk oligosaccharides as additives to infant formula and other nutritional products. Abbott has certain manufacturing rights, and development and regulatory responsibilities for these nutritional additives.

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

       In connection with the purchase of its facility and the expansion of its GMP manufacturing capabilities, in March 1997, the Company issued, through the Montgomery County (Pennsylvania) Industrial Development Authority, $9.4 million of taxable and tax-exempt bonds. The bonds are supported by a AA-rated letter of credit, and a reimbursement agreement between the Company's bank and the letter of credit issuer. The interest rate on the bonds will vary weekly, depending on market rates for AA-rated taxable and tax-exempt obligations. As of September

30, 1998, the effective, blended interest rate was 7% per annum, including letter-of-credit and other fees. To provide credit support for this arrangement, the Company has given a first mortgage on the land, building, improvements, and certain machinery and equipment to its bank. In addition, the Company has agreed to certain covenants for the maintenance of minimum cash and short-term investment balances, and for minimum working capital requirements, and is required to post cash collateral if it does not meet certain of such covenants.

       During the nine months ended September 30, 1998, the Company purchased approximately $647,000 of property, equipment, and building improvements.

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

         The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including an inability to process transactions and information, operate certain laboratory and manufacturing equipment, order raw materials, or engage in similar normal business activities.

       The Company does not believe that it has material exposure to the Year 2000 issue with respect to its own information systems since the Company has reviewed its existing systems and they either correctly define the Year 2000 or are expected to be replaced before Year 2000 issues will arise. Non-information technology systems that utilize embedded technology, such as laboratory and manufacturing equipment, may also face Year 2000 issues. However, the Company believes that it does not have significant Year 2000 issues related to non-information technology systems since the Company has reviewed its existing systems and they either correctly define the Year 2000 or are expected to be replaced before Year 2000 issues will arise. The Company is conducting an analysis to determine the extent to which its major vendors' systems (insofar as they relate to the Company's business) are subject to the Year 2000 issue. This review is expected to be completed by March 31, 1999.

       Historical costs directly related to Year 2000 issue evaluation, remediation, and validation at the Company have been immaterial as the Company's systems have been on a normal replacement schedule with only immaterial opportunity costs of Company personnel to ensure new systems and third parties are Year 2000 compliant. The Company estimates that the future expenses and capital expenditures necessary to complete its Year 2000 evaluation, remediation, and validation of all systems will not exceed $100,000.

       The Company is currently assessing the extent to which it would be vulnerable to its vendors' failure to remediate any Year 2000 issues on a timely basis. The failure of a major vendor subject to the Year 2000 issue to convert its systems on a timely basis could have a material adverse effect on the Company. To date, the Company has not made any contingency plans to address third-party Year 2000 risks. The Company plans to formulate contingency plans to the extent necessary during 1999. The Company has not deferred any systems projects as a result of its efforts to evaluate, remediate, and validate the Company's systems for the Year 2000 issue.

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




                                       NEOSE TECHNOLOGIES, INC.



Date:  November 13, 1998               By: /s/ P. Sherrill Neff
                                           ------------------------------------
                                           P. Sherrill Neff
                                           President and Chief Financial Officer