Form 10-K405
period 1998-12-31
NEOSE TECHNOLOGIES INC
filed 1999-03-30
CIK 877902

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1998 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to ________

                         Commission File Number 0-27718

                            NEOSE TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           13-3549286
-------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

            102 Witmer Road
         Horsham, Pennsylvania                                    19044
----------------------------------------                        ---------
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (215) 441-5890

           Securities registered pursuant to Section 12(b) of the Act:

         None                                           None
---------------------                 ------------------------------------------
(Title of each class)                (Name of each exchange on which registered)


           Securities registered pursuant to Section 12(g) of the Act:

                         Preferred Share Purchase Rights
                         -------------------------------
                                (Title of class)

                     Common Stock, par value $.01 per share
                     ---------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of March 15, 1999, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $123,444,681. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the National Market segment of The Nasdaq Stock Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and executive officers of the Company.

     As of March 15, 1999, there were 9,904,469 shares of the registrant's Common Stock outstanding.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.[X]

                       DOCUMENTS INCORPORATED BY REFERENCE

     As stated in Part III of this Annual Report on Form 10-K, portions of the registrant's definitive proxy statement for the registrant's 1999 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

================================================================================

                                            TABLE OF CONTENTS

                                                   PART I

ITEM 1.   Business.....................................................................................   1
ITEM 2.   Properties...................................................................................  26
ITEM 3.   Legal Proceedings............................................................................  26
ITEM 4.   Submission of Matters to a Vote of Security Holders..........................................  26

                                                   PART II

ITEM 5.   Market for the Company's Common Equity and Related Stockholder Matters.......................  27
ITEM 6.   Selected Financial Data......................................................................  28
ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations........  29
ITEM 7A.  Quantitative and Qualitative Disclosure About Market Risk....................................  33
ITEM 8.   Financial Statements and Supplementary Data..................................................  33
ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures........  33

                                                  PART III

ITEM 10.  Directors and Executive Officers of the Company..............................................  33
ITEM 11.  Executive Compensation.......................................................................  33
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management...............................  34
ITEM 13.  Certain Relationships and Related Transactions...............................................  34

                                                   PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ............................  34




NEOSE is one of our trademarks. This Form 10-K also includes trademarks and trade names of other companies.

                                     PART I

ITEM 1. BUSINESS.

                           Forward-looking statements

     The statements in this Form 10-K and the Exhibits that are not facts are forward-looking statements. Forward-looking statements involve predictions. Our actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect our actual results, performance, or achievements include the "Risk Factors" set forth below, and general financial, economic, regulatory, and political conditions affecting the biotechnology industry in general. Given these uncertainties, you should not base your decision to invest in our common stock on any forward-looking statements. In addition, we do not have any obligation or intent to update any of these risk factors or forward-looking statements to reflect future events or developments.

                                  Risk Factors

      An investment in our common stock is very risky. You should consider carefully the following risk factors, in addition to the other information in this Form 10-K, before investing in our common stock.

We have a history of operating losses, we have not yet commercialized any products or technologies, and we may not become profitable.

         Although we began operations in 1990, we have not generated any revenues from operations, except for interest income and revenues from collaborative agreements. We have incurred increasingly large losses each year. As of December 31, 1998, we had an accumulated deficit of approximately $46.5 million. We expect increased losses over at least the next several years as we expand research and development efforts, conduct additional clinical trials, expand manufacturing scale-up activities, and begin sales and marketing activities.

     We have not yet commercialized any products or technologies. We do not know if or when we will generate significant revenues from the commercialization of our products or technologies. Before we can commercialize any of our products or technologies, we must overcome many hurdles. Even if we commercialize one or more of our products or technologies, we may not become profitable.

We may need to raise additional money before we become profitable, but we may not be able to raise money when we need it or on terms favorable to stockholders.

         We may need to sell additional stock, borrow additional money, or enter into new collaborative agreements both to fund operations until we become profitable and to make capital investments. The timing and amount of our future capital requirements will depend on many factors including those discussed in this "Risk Factors" section.

     We may not be able to raise money when we need it. If we fail to obtain adequate funds when needed:

     o we may delay or eliminate our research and development activities, or other aspects of our business;
     o  we may have to license or sell our technologies on unfavorable terms; or
     o  we may have to reduce or cease operations.

     If we raise money by selling additional stock or borrowing additional money, the terms may not be favorable and may be dilutive to our stockholders. A debt financing may contain restrictive covenants, and, if we default, may provide the lender with rights to some or all of our assets. For example, an important covenant of our debt financing arrangements for the purchase and improvement of our facility requires us to maintain at least $20 million of cash and short-term investments. If we fail to comply with this covenant, we are required to deposit with the lender cash collateral up to, but not more than, the unpaid balance of the loan, which as of December 31, 1998 was $8.9 million.

There has been only very limited development and commercialization of synthesized complex carbohydrates.

     Neose is developing synthetic processes to manufacture oligosaccharides, or complex carbohydrates. We are using these manufacturing processes to discover, develop, and commercialize complex carbohydrates for pharmaceutical, nutritional, and consumer uses. Most complex carbohydrates sold today are derived from natural sources. There has been only very limited development and commercialization of synthesized complex carbohydrates. We believe that manufacturing limitations have been the primary barrier to further development and commercialization of synthesized complex carbohydrates. Although we believe that our technology will allow for this further development, we still may fail to complete successfully all the other activities required to commercialize any synthesized complex carbohydrate.

We depend upon our collaborative relationships to become profitable.

     We have significant collaborative agreements with Johnson & Johnson, Bristol-Myers Squibb Company, and Abbott Laboratories. Our strategy for the development and commercialization of other product candidates includes entering into further collaborative agreements with pharmaceutical and other companies. The following discussion describes the significant terms and risks of each current agreement.

     Johnson & Johnson (McNeil Specialty Products Company)

     Under our agreement with J&J, we are jointly developing novel technologies for the efficient, large-scale manufacture of a particular class of complex carbohydrates for human healthcare applications. Either party may terminate the agreement upon sixty days prior notice.

     The collaboration with J&J will require:

     o  intellectual property protection for the novel technology;
     o  manufacturing scale-up;
     o  compliance with regulatory requirements;
     o successful sales and marketing of products manufactured using the novel technology; and
     o further agreement on the structure and financing of a large-scale manufacturing facility and start-up operating expenses.

     Our business, financial condition and results of operations will be materially and adversely affected if the agreement is terminated, or if we jointly fail to commercialize any products.

     Bristol-Myers Squibb Company

     In June 1998, we entered into an agreement with Bristol-Myers Squibb Company to develop proprietary processes for the manufacture of complex carbohydrates for two cancer vaccines being developed by Bristol-Myers. If we complete milestones under the agreement, we will receive additional money. We may not successfully complete the milestones according to the time frame anticipated, if at all. Bristol-Myers may terminate the agreement upon ninety days prior notice.

     Even if we successfully complete development of these processes, and fulfill all of our obligations to Bristol-Myers, either or both of these cancer vaccines may not be clinically safe and effective, and Bristol-Myers may not obtain regulatory approval to market either or both of these vaccines. If Bristol-Myers decides to purchase any complex carbohydrates from us after commercializing either of its vaccines, we will need to negotiate the terms of a manufacturing supply agreement. Our business, financial condition, and results of operations may be materially and adversely affected if:

     o  we fail to complete successful development of these processes;
     o Bristol-Myers fails to obtain regulatory approval to market either or both of its cancer vaccines; or
     o we fail to enter into a manufacturing supply agreement with Bristol-Myers.

     Abbott Laboratories

     Under our agreements, Abbott Laboratories has the exclusive right to use our technology to manufacture and commercialize, for nutritional purposes only, any complex carbohydrate naturally found in breast milk. If Abbott commercializes any products manufactured using our technology, Abbott will owe us a commercialization fee and royalties. Abbott may terminate the agreements upon sixty days prior notice, and upon termination, Abbott would have no further payment obligations to us. At any time prior to the first commercial sale of any product manufactured using our technology, Abbott has the option to make the agreements non-exclusive.

     We also have the option to make the agreements non-exclusive. If either party makes the agreements non-exclusive, Abbott will not be required to pay a $5 million fee otherwise due upon commercialization, and royalties payable by Abbott would be reduced by 50%.

     Abbott is completely responsible for developing, manufacturing, and commercializing nutritional products under our agreements. The amount and timing of resources Abbott commits to these activities are entirely within its control. We do not know or control if or when Abbott will commercialize any products under the agreements. Our business, financial condition, and results of operations may be materially and adversely affected if Abbott fails to commercialize any products manufactured using our technology.

We depend upon our patents and other intellectual property.

     Our success will depend in part on our ability to obtain patent protection for our products and manufacturing processes, preserve our trade secrets, and operate without infringing the proprietary rights of other parties. Because of the substantial length of time and expense associated with bringing new products through development to the marketplace, the pharmaceutical and biotechnology industries place considerable importance on obtaining and maintaining patent and trade secret protection for new technologies, products, and processes.

     We have an exclusive license from the University of Pennsylvania to five U.S. patents and a number of related U.S. patent applications and foreign patents and patent applications. The Penn license terminates upon the expiration of the last-to-expire licensed patent in each country. Penn may, at its option, terminate the license upon sixty days prior notice if we are not using our continuing best efforts to develop or sell a product using the licensed technology.

     As of March 15, 1999, we also have licensed from four other universities an additional six issued U.S. patents and a number of related U.S. and foreign patent applications. See "Our Business--Recent Development." If we commercialize any products manufactured by use of technology licensed in from another party, we will be required to make payments as specified in the applicable license agreement. Our business, financial condition, and results of operations may be materially and adversely affected if any of these agreements are terminated.

     Under our agreements, we may depend on licensors or collaborators to prosecute patents and protect our intellectual property. Patent applications that we have filed or licensed may not result in issued patents. Issued patents that we own or have licensed may be challenged and invalidated. Our patents may not be adequate to prevent others from engaging in activities for which we have sought proprietary protection. In addition, others may obtain patents that prevent the manufacture or sale of one or more of our products.

     Defense and prosecution of patent claims can be expensive and time-consuming, regardless of whether the outcome is favorable to us. We may be required to divert substantial financial, management, and other resources from our other activities. An adverse outcome could:

     o  subject us to significant liabilities to third parties;
     o  require us to seek licenses from third parties; or

     o require us to cease any related research and development, manufacturing activities, or product sales.

     If we need to seek a license from another party, the other party may be unwilling to license technology to us on acceptable terms. In addition, the laws of some countries may not adequately protect our intellectual property.

     In addition to patents and patent applications, we depend upon trade secrets and proprietary know-how. To help protect our rights, we require all employees, consultants, advisors, and collaborators to enter into confidentiality agreements that prohibit the disclosure of confidential information to any other parties. We require that our employees and consultants disclose and assign to us their ideas, developments, discoveries, and inventions. These agreements may not, however, provide adequate protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use or disclosure.

     Some of our management and scientific personnel have been recruited from pharmaceutical companies and academic institutions. In some cases, these individuals may be continuing research in the same areas with which they were involved prior to joining us. As a result, we could be subject to allegations of violation of trade secrets and similar claims.

Clinical trials for our pharmaceutical product candidates will be expensive and their outcome is uncertain.

     Clinical trials are lengthy, time-consuming, and expensive. Before obtaining regulatory approvals for the sale of any pharmaceutical products, we must demonstrate that our product candidates are safe and effective for humans. We will incur substantial expense for, and devote a significant amount of time to, preclinical testing and clinical trials.

     Completion of clinical trials may take several years or more. Historically, the results from preclinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of potential drugs have shown promising results early in clinical trials, but subsequently failed to generate sufficient safety and efficacy data to obtain necessary regulatory approvals. In addition, changes in regulatory policy during the period of product development could lead to regulatory delays or rejections.

     Two of our product candidates, NE-1530 for treatment of pediatric ear infections and NE-0080 for treatment of gastritis and peptic ulcers, are currently in clinical trials. Clinical trials of these, or any other potential pharmaceutical product candidates, may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals. Regulatory authorities may not permit us to conduct any additional clinical trials for our product candidates.

     Our other pharmaceutical product candidates are in preclinical development. We have not submitted investigational new drug applications, and as a result have not begun clinical trials for these product candidates. We may not successfully complete preclinical or clinical development of any of our pharmaceutical product candidates.

     We have limited experience in designing, conducting, and managing clinical trials. We rely on third parties to assist us in managing, monitoring, and conducting clinical trials. We may enter into collaborative arrangements that provide for a collaborator to assume responsibility for future clinical development and obtaining regulatory approvals. If third parties or potential collaborators fail to perform under our agreements with them, our clinical trials may be delayed or stopped prior to completion.

     Our product candidates may fail to demonstrate safety and efficacy in clinical trials. Any failure in the clinical trial process, or problems arising with any product after obtaining regulatory approval, may impede our ability to obtain additional financing and will materially and adversely affect our business, financial condition, and results of operations.

We are subject to extensive government regulation and we may not obtain regulatory approvals.

     Our products and our manufacturing and research activities are subject to varying degrees of regulation by a number of government authorities in the United States and other countries. The development, manufacture, marketing, and sale of each of our product candidates are subject to one of the following regulatory review processes:

     o pharmaceutical--new drug application
     o infant formula additive--new infant formula submission
     o foods and food ingredients--either self-affirmed to be generally recognized as safe (GRAS) or food additive petition process

     Generally, pharmaceuticals are regulated more rigorously than foods and food ingredients. Infant formula additives are special types of food ingredients that are regulated more rigorously than most other types of food ingredients. We may not obtain the appropriate regulatory approval for any of our products.

     Regulation of pharmaceutical product candidates

     We are developing three compounds as potential pharmaceutical products, of which two are in clinical trials. In addition, we are developing proprietary processes for the manufacture of complex carbohydrates for two cancer vaccines being developed by Bristol-Myers Squibb Company. Our pharmaceutical product candidates, as well as the Bristol-Myers vaccines, must undergo an extensive regulatory approval process before commercialization. This process, which is regulated by the FDA and by comparable agencies in other countries, generally requires:

     o expensive and time-consuming preclinical studies and clinical trials of each compound to establish its safety and effectiveness;
     o compliance with FDA good laboratory, clinical, and manufacturing practices during testing and manufacturing;
     o many years, if ever, until regulatory approval is obtained; and

     o continued FDA oversight of product and promotion after marketing approval is obtained.

     If we fail to comply with all applicable regulatory requirements, we may be subject to delays or regulatory action, including:

     o  warning letters;
     o  fines;
     o  product recalls or seizures;
     o  injunctions;
     o refusal of the FDA to complete review of pending market approval applications or supplements to approval applications;
     o  total or partial suspension of production;
     o refusal to approve new drug or other approval applications or supplements;
     o  withdrawal of previously approved product approvals;
     o  civil penalties; and
     o  criminal prosecution.

     We have not submitted, and we may never submit, any of our pharmaceutical product candidates for marketing approval to the FDA, or any other regulatory authority. In addition, Bristol-Myers, which is responsible for all regulatory activities relating to its vaccines, has not submited, and may not ever submit, its vaccines for marketing approval to the FDA, or any other regulatory authority.

     If any products manufactured using our technology are submitted for regulatory approval, they may not be able to gain either the approvals necessary for commercialization or the desired labeling claims. Any delay in gaining, or failure to gain, these approvals would adversely affect our ability to generate product revenues or royalties. Even if all approvals are granted, these approvals may entail commercially unacceptable limitations on the labeling claims. Even if granted desired labeling claims, a marketed drug or compound and the manufacturer are subject to continual review and inspection. Later discovery of previously unknown problems with a product or manufacturer may result in restrictions or regulatory action against the product or manufacturer, including withdrawal of the product from the market. Additional governmental regulations may delay or alter regulatory approval of our potential products. We cannot predict the impact of adverse governmental action that might arise from future legislative and administrative action.

     Regulation of infant formula additives

     Abbott Laboratories is using our technology to develop a complex carbohydrate as a potential nutritional additive to infant formula. This potential infant formula additive is identical to a naturally occurring carbohydrate found in mothers' milk. As with any additive to infant formula, this proposed additive must undergo rigorous safety testing, and is subject to intensive regulation.

     The manufacture, composition, and labeling of infant formulas are subject to the provisions of the United States Infant Formula Act. Prior to commercializing any potential infant formula additive, an infant formula manufacturer must demonstrate that its potential additive:

     o is generally recognized as safe (GRAS) either by previous regulation of the FDA, or is self-affirmed as GRAS by the infant formula manufacturer; or
     o is the subject of an approved food additive petition.

     Under our agreements, Abbott is responsible for all regulatory activities relating to the infant formula additive. Abbott has not yet made, nor may ever make, any filings with the FDA to propose inclusion of an infant formula additive manufactured using our technology. Abbott's efforts to commercialize any infant formula additives manufactured using our technology may be materially and adversely affected if Abbott does not self-affirm the GRAS status of its potential infant formula additive.

     In addition, at the request of the FDA, the Life Science Research Organization is conducting a thorough review of potential nutrients in infant formula, including oligosaccharides like the one being developed by Abbott using our technology. The timing of, or the recommendations (if adopted by the FDA) resulting from, that review may materially and adversely affect Abbott's efforts to commercialize any infant formula additives manufactured using our technology.

     Regulation of foods and food ingredients

     The initial product to be manufactured in collaboration with Johnson & Johnson will be regulated as a food ingredient. Foods and food ingredients are subject to the provisions of the federal Food, Drug and Cosmetic Act. Food ingredients are broadly defined as any substances that may become a component, or otherwise affect the characteristics, of food. Food ingredients are regulated either as substances generally recognized as safe (GRAS) or as food additives.

     Johnson & Johnson is responsible for all regulatory activities relating to any products manufactured using our joint technology. J&J has informed us that it intends to self-affirm as GRAS the initial product to be manufactured using the joint technology. If J&J is unable to make this affirmation, and is required to file a food additive petition to obtain FDA approval for use of the compound as a food ingredient, our business, financial condition, and results of operations will be materially and adversely affected.

     Food ingredients that are GRAS are excluded from the definition of food additives. The FDA has affirmed by regulation a number of substances as GRAS, although it is not required that a substance be affirmed as GRAS by regulation of the FDA in order to be GRAS. A manufacturer may self-affirm a substance as GRAS by making an independent determination that qualified experts would generally agree that the substance is GRAS for a particular use. If the FDA disagrees with a determination, the manufacturer must complete the food additive petition process for the substance to be approved by the FDA.

     Food ingredients that are not GRAS are regulated as food additives. All new food additives require FDA approval prior to commercialization. Information supporting the safety of a food additive is submitted to the FDA in the form of a food additive petition. The food additive petition process is generally expensive and lengthy. Commercialization of the food additive, if permitted by the FDA, often occurs several years after the petition is submitted to the FDA. If a food additive petition is submitted, the FDA may choose to reject the petition or deny any desired labeling claims. Furthermore, the FDA may require the establishment of regulations that necessitate costly and time-consuming compliance procedures.

We are exposed to competition from many sources.

     Several companies are producing by enzymatic and other means a limited number of oligosaccharides and oligosaccharide precursors. Our competitors may successfully develop technologies and products that are more effective than our technologies, or that would render our technology or products or both obsolete or noncompetitive.

     Our potential competitors include nutritional products companies, pharmaceutical companies, chemical companies, biotechnology companies, food companies, and consumer companies. Many of these companies have more:

     o financial, scientific, and technical resources;
     o manufacturing and marketing capabilities;
     o experience conducting preclinical studies and clinical trials of new products; and
     o experience in obtaining regulatory approvals for products.

We have limited commercial manufacturing capability or experience.

     We intend to manufacture complex carbohydrates. We have limited resources and capability to manufacture some of our products on a commercial scale. To commercialize our products, we must manufacture our products in commercial quantities under current good manufacturing practices prescribed by the FDA, and at acceptable costs. Our existing facility is not adequate for large-scale, commercial manufacturing of all our products. Therefore, we will need to develop commercial-scale manufacturing facilities meeting good manufacturing practices, or depend on our collaborators, licensees, or contract manufacturers for the commercial manufacture of our potential products.

     Additional manufacturing facilities will require additional funds, additional personnel, and compliance with applicable regulations. We may not be able to design, build, or operate additional facilities to manufacture products in commercial quantities for sale at competitive prices. In addition to the normal scale-up risks associated with any manufacturing process, there may be unanticipated problems unique to carbohydrate manufacture.

We have no marketing or sales capability or experience.

     We have no experience or capability in marketing, distributing, or selling products. We will have to develop a sales force or rely on our collaborators, licensees, or arrangements with others to provide for the marketing, distribution, and sales of any products we commercialize. We may not be able to establish marketing, distribution, and sales capabilities, or make arrangements with third parties to perform such activities on acceptable terms. If we enter into marketing and sales arrangements with other companies, our revenues, if any, will depend on the efforts of others. Their efforts may not be successful, and therefore our revenues, if any, may be limited.

     If we fail to enter into arrangements with others, we will need to develop a marketing and sales force, which may need to be substantial in size, to achieve commercial success for any product candidate. We may not successfully develop marketing and sales experience or have sufficient resources to do so. If we do develop such capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations. If we fail to establish successful marketing and sales capabilities or fail to enter into successful marketing arrangements with third parties, our business, financial condition, and results of operations will be materially and adversely affected.

We have no product liability insurance.

     The use of any of our product candidates in clinical trials, and the sale of any approved products, may expose our collaborators or us to liability claims resulting from such use or sale of our products. Consumers, healthcare providers, pharmaceutical companies, or others selling such products might make such claims. We may experience financial losses in the future due to product liability claims. We have no product liability insurance coverage for our clinical trials. We may not be able to obtain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.

We use hazardous materials in our operations.

     Our research and development processes involve the controlled use of hazardous materials, chemicals, and radioactive compounds. We are subject to stringent governmental laws, rules, regulations, and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling, and disposal of these materials and other wastes. We may be required to incur significant costs to comply with environmental laws, rules, regulations, and policies. Current or future environmental laws, rules, regulations, and policies may materially and adversely effect our business, financial position, and results of operations.

     We store radioactive materials and various wastes in our facility. The risk of accidental injury or contamination from these materials cannot be entirely eliminated. We do not maintain a separate insurance policy for these types of risks. In the event of an accident or environmental discharge, we may be held liable for any resulting damages, which may exceed our financial resources and may materially and adversely effect our business, financial position, and results of operations. We may incur substantial additional costs to comply with environmental regulations as we develop additional manufacturing capacity.

                                  Our Business

     Neose is developing synthetic processes to manufacture oligosaccharides, or complex carbohydrates. We are using these manufacturing processes to discover, develop, and commercialize complex carbohydrates for pharmaceutical, nutritional, and consumer uses. Due to their structural complexity, oligosaccharides are difficult and expensive to produce. Accordingly, their commercial development has been significantly limited. We believe our proprietary technologies enable the rapid and cost-efficient enzymatic production of naturally occurring oligosaccharides.

Recent Development

     On March 26, 1999, we acquired the carbohydrate manufacturing patents, licenses, and other intellectual property of Cytel Corporation's Glytec business unit. Under the agreements, we acquired:

     o six issued U.S. patents, eight pending U.S. patent applications, two provisional U.S. patent applications, and related foreign counterparts, owned by Cytel;
     o Cytel's license and option agreements with The Scripps Research Institute, the University of Michigan, the University of Alberta, the University of California at Los Angeles, National Research
       Council of Canada, the University of Arkansas, Japan Tobacco Corporation, and Marukin Shoyu Ltd., which licenses and options together cover an additional 29 issued U.S. patents, 25 pending U.S. patent applications, and related foreign counterparts;
     o Cytel's Suguar Nucleotide Cycling (SNC(R)) technology; and
     o Cytel's glycoprotein remodeling program and related technologies.

     We paid $3.5 million in cash to Cytel and an additional $1.5 million in cash into escrow, the release of which is conditioned on Cytel's satisfaction of certain matters relating to the acquired patents and licenses. We may be required to pay Cytel up to an additional $1.6 million in cash, contingent on potential payments and revenues realized by us from certain future corporate collaborations.

Technology Background

     Complex carbohydrates are an important class of biological polymers

     There are only three classes of biological polymers: nucleic acid polymers (DNA and RNA), amino acid polymers (proteins), and monosaccharide polymers (oligosaccharides, or complex carbohydrates). Today, total worldwide sales of complex carbohydrates approximate that of nucleic acids and proteins together, and we believe that sales of complex carbohydrates will grow more rapidly in the years to come. With the exception of heparin, a multi-billion dollar per year product now derived largely from pig intestines, most commercial complex carbohydrates are isolated from plants cultivated on land or found at sea. The most valuable of these products come from the least reliable sources. Weather, political instability, and contamination can have large and detrimental effects on supply. Our manufacturing methods offer an alternative to reliance on unpredictable natural sources for complex carbohydrates. Enzymatically-produced carbohydrates, although identical to natural compounds, are cleaner, more homogeneous, and can be less expensive to produce, especially at large volumes.

     Natural anti-infectives

     Unlike the bulk of plant complex carbohydrates, which are often composed of repeated and simple sequences of a single monosaccharide, oligosaccharides in animals can be made up of many different monosaccharides in unique patterns. The most complex carbohydrate patterns protrude from cell surfaces, where they are essentially molecular addresses. Bacteria, viruses, and fungi have evolved proteins that recognize these specific, human cell surface carbohydrate patterns. The pathogens use their evolved proteins to attach to specific sites in the body, and thus to initiate the disease process. To counter pathogen attack, the human body bathes exposed surfaces with decoy oligosaccharides that bind to the pathogens' proteins, thereby preventing pathogen attachment, and causing pathogen detachment. Based on this well-accepted concept of infectious disease, we have produced and are testing in clinical trials two anti-infective oligosaccharides. If successful, these compounds could offer prophylactic and therapeutic alternatives to conventional antibiotics, which are becoming less and less useful as bacteria become more and more resistant to them.

     Structural complexity

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

     Carbohydrate synthesis

     The specific biological properties of an oligosaccharide are dictated by both its component monosaccharides and the chemical linkages among those monosaccharides. Because monosaccharide chains can be linked in so many different combinations, with each combination potentially having a different biological activity, synthesis of complex carbohydrates is difficult. Traditional organic chemical synthesis of oligosaccharides is time-consuming, prohibitively expensive, and becomes more complex as the length of a chain increases. Moreover, because oligosaccharides are not directly encoded by genes, they cannot be produced by recombinant methods. Difficulties in producing oligosaccharides efficiently and in sufficient quantities have significantly limited their development and commercialization. See "Risk Factors--There has been only very limited development and no commercialization of synthesized complex carbohydrates."

Our Proprietary Technologies

     We believe our proprietary technology platform enables the rapid and cost-effective enzymatic synthesis of commercial quantities of a wide range of oligosaccharides. Our technology utilizes enzymes to synthesize specific chemical linkages among individual sugar molecules. These enzymes, which are referred to as glycosyltransferases, are catalysts that join monosaccharides together in highly specific ways. Generally, each glycosyltransferase attaches a specific sugar molecule to another specific sugar molecule by means of a specific chemical linkage.

     Glycosyltransferases synthesize linkages at a very rapid rate. Because some glycosyltransferases can work for weeks before having to be replenished, we believe that the optimal preparation can generate desired oligosaccharides in a commercially scalable manner. Nevertheless, the cost of manufacturing a product depends in significant part on the cost of obtaining the glycosyltransferases. We have, accordingly, invested in recombinant methods of producing the glycosyltransferases necessary to manufacture cost-effectively many naturally occurring oligosaccharides. These processes have significantly reduced the costs, and increased the efficiencies, of manufacturing certain oligosaccharides.

     Historically, the largest cost component in enzymatic synthesis of complex carbohydrates was the cost of purifying glycosyltransferases from natural sources. Later, as recombinant methods were developed to produce these enzymes from mammalian sources, these costs began to decline, but the resulting enzymes generally still had very low efficiencies. We have developed bacterial gene sources for the recombinant production of enzymes with higher efficiencies and specific activities.

     The next largest cost component in enzymatic synthesis of complex carbohydrates has been the cost of sugar donors, or sugar nucleotides. As markets have developed for large-scale production of carbohydrates, the prices of commercially available sugar nucleotides have decreased sharply. Moreover, we have developed two other methods to synthesize complex carbohydrates enzymatically without the need to use sugar nucleotides. We believe that the cost of sugar nucleotides no longer represents a significant barrier to the large-scale, low-cost production of some carbohydrates.

Products in Development

     We are focusing our research and development efforts on:

     o the development of novel technologies for the large-scale production of commodity and consumer products, including our joint development project with Johnson & Johnson;
     o the development of a proprietary synthesis process for the active complex carbohydrates in vaccines being developed by Bristol-Myers Squibb Company; and
     o carbohydrate-based therapeutic products for the potential prevention and treatment of pediatric ear infections, chronic gastritis and peptic ulcers, and the prevention of xenotransplant rejection.

     Commodity and Consumer Products

     Many prepared foods contain plant and microbial complex carbohydrate compounds that act to maintain ingredients in mixtures, to emulsify ingredients that are relatively water-insoluble, to serve as bulking agents for less prevalent ingredients, and to thicken products that would otherwise be too watery. Food processing companies blend these carbohydrates from a variety of natural sources that contain, among others: the seaweed-derived gums (agars, alginates, carrageenans); the seed-derived gums (tara, guar, and locust bean seeds); the fructo-oligosaccharides; the microbial gums (xanthan and gellan); the bush exudates (gum arabic, gum tragacanth, and karaya gum); the pectins; and the celluloses, starches, and dextrins. All of these components are carbohydrate polymers currently derived from living organisms, and all of these components are potential targets for Neose's enzyme-based manufacturing technology. In 1998, Neose collaborated closely with McNeil Specialty Products Company, a subsidiary of Johnson & Johnson, to develop novel technologies for the efficient, large-scale manufacture of a particular class of complex carbohydrates for human healthcare applications. In 1999, the joint development agreement was extended and expanded. We jointly contemplate building and operating a manufacturing facility capable of producing at least one commercially promising complex carbohydrate by early 2000. In addition, we are investigating the application of complex carbohydrates to oral health, skin care, and cosmetics markets.

     Pharmaceuticals

     Neose has a three-part strategy toward the commercialization of oligosaccharide pharmaceuticals. First, we provide pharmaceutical companies with proprietary synthesis technologies that enable them to develop their own carbohydrate-based drugs. For example, Neose is developing novel manufacturing processes for the active component of two Bristol-Myers Squibb Company oncologic vaccines, one of which is currently in late-stage clinical trials. Neose is also producing anti-rejection compounds for companies that are working on xenotransplantation, which is the use of modified animal organs for humans.

     Second, we are investing directly in the clinical development of two, novel anti-infective drug candidates--NE-1530 for ear infection and NE-0080 for gastritis and ulcers. We believe that oligosaccharide anti-infectives may have substantial benefits when compared with conventional antibiotics. Oligosaccharides are naturally occurring, are cost-effective to produce utilizing our technology, have relatively low toxicity, and are less likely than antibiotics to cause adverse side-effects. Bacteria are becoming increasingly resistant to antibiotics, which kill pathogens and select for, and consequently facilitate the proliferation of, strains of the pathogens that are resistant to the antibiotics. Because our anti-infective product candidates do not kill pathogens, but rather prevent attachment of pathogens to cell surfaces, we believe that use of our anti-infectives is less likely to result in the development of resistant strains. For these reasons, we believe that, unlike conventional antibiotics, complex carbohydrates may be useful for prophylactic, as well as therapeutic, applications.

     Third, Neose actively supports research and development of, and when appropriate licenses, other carbohydrate-based pharmaceutical product candidates. Specifically, we are collaborating with scientists at Harvard University, the University of Washington, the University of Pennsylvania, and the University of British Columbia, in addition to the research support extended to the four recipients of our GRANT awards. We established the GRANT (Glycoscience Research Awards: Neose Technologies) awards in 1997 to identify and support early-stage oligosaccharide research ideas conceived by university researchers.

     Our initial drug discovery and development efforts have generated the following three compounds, of which the first two are in clinical trials. We are developing:

     o NE-1530 for treatment of pediatric ear infections;
     o NE-0080 for treatment for gastritis and peptic ulcers caused by Helicobacter pylori ("H.pylori") infections; and
     o NE-0501 for treatment of hyperacute rejection following xenotransplantation.

     NE-1530 for pediatric ear infections

     Pediatric Ear Infections. NE-1530, a naturally occurring oligosaccharide, is our compound for the treatment of pediatric ear infections. NE-1530 contains a sugar sequence believed to be identical to that of airway carbohydrates to which respiratory disease-causing bacteria attach, and subsequently initiate colonization. Middle ear infections are one of the most frequent reasons for pediatrician visits. There are estimated to be in excess of 24 million office visits and prescriptions each year attributable to middle ear infections. Health care costs in the United States associated with middle ear infections exceed $2.0 billion annually. Current antibiotic therapies are losing their effectiveness due to the occurrence of resistant strains of the bacteria that cause these infections.

     Clinical Status. In in vitro tests, NE-1530 blocked the attachment to human airway cells of Streptococcus pneumoniae, Hemophilus influenzae, and Moraxella catarrhalis. These bacteria are most frequently associated with a variety of respiratory infections, including pediatric ear infections, acute infections associated with chronic bronchitis, and pneumonia. We filed an Investigational New Drug Application with the FDA for NE-1530 in 1997, and completed Phase I adult and child safety studies in 1997 and 1998. In January 1999, we initiated a Phase II clinical trial of NE-1530. The Finnish National Public Health Institute in Helsinki, Finland will conduct the study in 500 children. The double-blind, placebo-controlled trial is designed to evaluate the effectiveness and safety of intranasal doses of NE-1530 in the prevention of pediatric ear infections during a three month course of treatment. The study also will evaluate changes in colonization of the bacteria that are primarily responsible for pediatric ear infections. Data from the Phase II trial are expected to be available later in 1999. Although we have chosen initially to develop NE-1530 for pediatric ear infections, we also may develop this compound in the future for other indications, such as acute infections associated with chronic bronchitis and pneumonia.

     NE-0080 for gastritis and peptic ulcers

     Gastritis and peptic ulcers. NE-0080, a naturally occurring oligosaccharide, is our compound for the treatment of gastritis and peptic ulcers caused by H. pylori infections. NE-0080 is a carbohydrate molecule that is believed to be identical to a human stomach cell carbohydrate utilized by H. pylori to attach to its target cells. NE-0080 is being developed for use in the treatment H. pylori infections. H. pylori has been acknowledged to be the cause of gastritis and over 80% of all peptic ulcer cases. An estimated four million people suffer from active peptic ulcers each year in the United States, and approximately 500,000 new cases are diagnosed annually. We estimate that the direct medical costs of treating peptic ulcers in the United States exceed $2.0 billion per year.

     Until recently, treatment of gastritis and peptic ulcers focused on the use of antagonists of acid secretion, such as the H-2 antagonists, Tagamet(R) (cimetidine) and Zantac(R) (ranitidine), and the proton pump inhibitors, Prilosec(R) (omeprazole) and Prevacid(R) (lansoprazole). While assisting in the healing of gastritis and peptic ulcers, these drugs acting alone do not cure the underlying H. pylori infection. Consequently, high rates of recurrence and the need for chronic therapy are associated with these treatment regimes. The approach currently favored to treat gastritis and recurrent peptic ulcers involves the administration of antibiotics in combination with other drugs. The leading antibiotic approved for the treatment of H. pylori infections is Biaxin(R) (clarithromycin). Even the most effective antibiotic treatments, however, may be complicated by:

     o  the need to treat for prolonged periods with multiple drugs;
     o  side-effects and problems with patient compliance;
     o  relapses if treatment is interrupted; and
     o  the development of antibiotic-resistant strains of H. pylori.

     Clinical status. We filed an Investigational New Drug Application with the FDA in 1994 and completed Phase I clinical trials in 1995 and 1996. The results of these studies indicated that NE-0080 was well-tolerated and did not cause any adverse side effects. We completed a pilot dose-ranging Phase II study on NE-0080 in January 1998, and initiated a Phase II trial with 60 symptomatic subjects in Europe in early 1999. We also are developing NE-1327, a polyvalent configuration of NE-0080 that is significantly more effective than the natural monovalent molecule in inhibiting in vitro binding of H. pylori bacteria to human stomach cells.

     NE-0501 for xenotransplant rejection

     Xenotransplant Rejection. NE-0501 is our compound for the treatment of hyperacute rejection following xenotransplantation. Xenotransplantation is the transplantation of animal organs into humans. There have been efforts in the past to utilize animal organs, particularly pig organs due to their size, availability, and physiological similarities to humans, to address the shortage of human organs. These efforts, however, have not been successful. Although substantial resources have been committed to develop animal organs for human transplants, hyperacute rejection, in which the transplanted organ is rejected within minutes of transplantation, remains one of the most critical obstacles to xenotransplantation. Hyperacute rejection results from an antibody-mediated response against an oligosaccharide found on the cell surface of most mammals, but absent in humans.

     Clinical Status. NE-0501 is a carbohydrate molecule that is believed to be identical to the carbohydrate targeted by human antibodies following xenotransplantation. In vitro studies and limited in vivo studies indicate that it may be possible to prevent, to some extent, hyperacute rejection by administering sufficient quantities of NE-0501 prior to and following surgery to bind and neutralize the circulating antibodies. Animal studies have demonstrated that the administration of NE-0501 may prevent hyperacute rejection to a sufficient degree, and for a sufficient period of time, to allow the recipient to accommodate the grafted organ. Once hyperacute rejection is overcome, existing immunosuppressive pharmaceuticals may help physicians manage the ongoing accommodation of the new organ in most patients. Although we do not plan any further independent development of NE-0501, we are collaborating with other companies that are pursuing xenotransplantation with several different approaches, including transgenic modification of pig organs and chimeric tolerization of donor organs. We believe that the use of oligosaccharides may be an important part of the therapies that will ultimately be utilized in the possible commercialization of xenotransplantation in the future.

     Our drug candidates and future pharmaceutical development efforts are subject to the substantial risks of failure inherent in the development of any pharmaceutical product. See "Risk Factors--Clinical trials for our pharmaceutical product candidates will be expensive and their outcome is uncertain" and "Risk Factors--We are subject to extensive government regulation and we may not obtain regulatory approvals."

     Specialty Nutritional Products

     Neose's technology platform allows us to pursue complex carbohydrate applications for many nutritional products. We focused initially on human breast milk carbohydrates for eventual use in infant formulas. The more than two dozen breast milk oligosaccharides have only one known function--to prevent infection of the newborn by bacteria, fungi, and viruses. No infant formula yet contains any of these complex carbohydrates. In an attempt to commercialize our technology, and to bring a part of breast milk's infection-fighting properties to infant formulas, we licensed our relevant technology to Abbott Laboratories, which, through its Ross Laboratories Division, manufactures the Similac and Isomil lines of infant formulas. Under our agreements with Abbott, we have the right to make the agreements non-exclusive and enter into agreements with other infant formula and nutritional products companies. We have been in discussions with various other infant formula and nutritional products companies regarding the possible license of our technology on a non-exclusive basis. See "Risk Factors--We are subject to extensive government regulation and we may not obtain regulatory approvals."

     Other Potential Products

     In addition to the human pathogens targeted by our two anti-infective oligosaccharides currently in clinical trials, there are dozens of other human pathogens with previously identified oligosaccharide targets. Our flexible and proprietary synthetic methods allow us to pursue many of these potential therapeutic and prophylactic anti-infectives for clinical and commercial development. In addition to anti-infective oligosaccharides, there are many other possible therapeutic carbohydrates. Complex carbohydrates are already being used as potential oncologic vaccines. Specific oligosaccharides also modulate immune responses, and they can determine the ultimate cellular location of the thousands of proteins and lipids they are part of. Additionally, complex carbohydrates of the heparin family, a product derived from pig and cow intestines, remain the most useful and most prescribed anti-coagulant. Some of these pharmaceutical concepts are in the earliest stages of research and development by us and others, others are more advanced, and heparin is a major therapeutic product today.

Collaborative Agreements

     Agreement with J&J

     In 1997, we entered into a joint development agreement with McNeil Specialty Products Company, a subsidiary of Johnson & Johnson, for the joint development of novel technologies for the efficient large-scale manufacture of a particular class of complex carbohydrates for a number of human healthcare applications. The joint development agreement was extended and expanded in January 1999. At the same time, Johnson & Johnson Development Corporation made a $4 million investment in our common stock. Under the joint development agreement, we jointly contemplate building and operating a manufacturing facility capable of producing at least one commercially promising complex carbohydrate by early 2000. Either party may terminate the agreement upon sixty days prior notice. See "Risk Factors--We depend upon our collaborative relationships to become profitable."

     Agreement with Bristol-Myers

     In June 1998, we entered into an agreement with Bristol-Myers Squibb Company to develop proprietary processes for the manufacture of complex carbohydrates for two cancer vaccines being developed by Bristol-Myers. We received $250,000 upon execution of the agreement and $125,000 in December 1998 upon satisfaction of the first part of the initial milestone. If we complete milestones under the agreement, we will receive additional money. Bristol-Myers may terminate the agreement upon ninety days prior notice. If Bristol-Myers decides to purchase any complex carbohydrates from us after commercializing either of its vaccines, we will need to negotiate the terms of a manufacturing supply agreement. See "Risk Factors--We depend upon our collaborative relationships to become profitable."

     Agreements with Abbott

     Under our agreements, Abbott Laboratories has the exclusive right to use our technology to manufacture and commercialize, for nutritional purposes only, any complex carbohydrate naturally found in breast milk. Abbott has exclusive manufacturing rights, and development and regulatory responsibilities for these nutritional additives.

     If Abbott commercializes any products manufactured using our technology, Abbott will owe us a commercialization fee and royalties. Under the agreements, we have received to date approximately $11.2 million in contract payments, milestone payments, and equity investments from Abbott. If the agreements are still exclusive when Abbott commercializes any products manufactured using our technology, we are required to credit $3.75 million against royalties in equal amounts over four years.

     Abbott may terminate the agreements upon sixty days prior notice. Upon termination, Abbott would have no further payment obligations to us. At any time prior to the first commercial sale of any product manufactured using our technology, Abbott has the option to make the agreements non-exclusive.

     We also have the option to make the agreements non-exclusive. If either party makes the agreements non-exclusive, Abbott will not be required to pay a $5 million fee otherwise due upon commercialization, and royalties payable by Abbott would be reduced by 50%.

     Since obtaining the right to make the agreements non-exclusive, we have been in discussions with various other infant formula and nutritional products companies regarding the possible license of our technology on a non-exclusive basis. We may not be able to interest these potential collaborators in a non-exclusive license of our technology. We can enter into a new agreement only if we have previously made our Abbott agreements non-exclusive. The terms of, and payments from, a new agreement may not be adequate to offset the reduced payments Abbott would then owe as a non-exclusive collaborator. Furthermore, if we enter into a new agreement, Abbott may be less interested in pursuing commercialization of any products manufactured using our technology. See "Risk Factors--We depend upon our collaborative relationships to become profitable."

Research and Development

     We conduct the majority of our research and development activities with our own staff and facilities. We have assembled a scientific staff with multidisciplinary skills in advanced research technologies, including biochemistry, organic chemistry, analytic chemistry, molecular biology, cell biology, microbiology, and enzymology. As of March 15, 1999, we have 42 employees engaged in research and development.

     In addition to our in-house research programs, we collaborate with academic and research institutions to support research in areas of interest to us. Usually, such research assistance is performed with additional in-house research. We may engage the faculty member supervising the outside research effort as a consultant.

Patents and Proprietary Rights

     We will be able to protect our proprietary rights from unauthorized use by third parties only if our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We rely on patent rights, trade secrets, trademarks, and nondisclosure agreements to establish and protect our proprietary rights in our technologies and products. Despite these precautions, it may be possible for unauthorized third parties to utilize our technology, or to obtain and use information that we regard as proprietary. See "Risk Factors--We depend upon our patents and other intellectual property."

     We own eight issued U.S. patents, and have licensed eleven issued U.S. patents from five universities. There are a number of U.S. and foreign patent applications related to our owned and licensed patents. See "Recent Development." Through our license with the University of Pennsylvania, we have obtained exclusive, worldwide rights to five issued U.S. patents and a number of related U.S. patent applications and foreign patents and patent applications. The patents, which have various expiration dates, begin expiring in 2010. The first patent, for which certain corresponding foreign patents have issued and other foreign patent applications are pending, is directed to an apparatus for synthesizing carbohydrates or carbohydrate-containing compounds utilizing three or more, different glycosyltransferases. Other U.S. patents are directed to an apparatus containing a specific pair of enzymes for synthesizing a breast milk oligosaccharide, to other apparatuses containing multiple glycosyltransferases, and a process for obtaining glycosyltransferases from natural sources. The Penn license terminates upon the expiration of the last-to-expire licensed patent in each country. Penn may, at its option, terminate the license upon sixty days prior notice if we are not using our continuing best efforts to develop or sell a product using the licensed technology. The Penn license is subject to Penn's reserved right of use, and right to permit use by non-profit organizations, solely for educational and research purposes. We also have licensed from four other universities six issued U.S. patents and a number of related U.S. and foreign patent applications. These are directed toward certain gene sequences, and therapeutic uses of certain oligosaccharides.

Government Regulation

     Our products and our manufacturing and research activities are subject to varying degrees of regulation by a number of government authorities in the United States and other countries. The development, manufacture, marketing, and sale of each of our product candidates are subject to one of the following regulatory review processes:

     o pharmaceutical--new drug application
     o infant formula additive--new infant formula submission
     o foods and food ingredients--either self-affirmed to be generally recognized as safe (GRAS) or food additive petition process

     Generally, pharmaceuticals are regulated more rigorously than foods and food ingredients. Infant formula additives are special types of food ingredients that are regulated more rigorously than most other types of food ingredients. We may not obtain the appropriate regulatory approval for any of our products. See "Risk Factors--We are subject to extensive government regulation and we may not obtain regulatory approvals."

     Our operations are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other similar federal, state, and local laws, rules, and regulations governing laboratory activities, waste disposal, handling dangerous materials, and other matters. We voluntarily comply with the National Institutes of Health Guidelines for Research Involving

Recombinant DNA Technologies. See "Risk Factors--We use hazardous materials in our operations."

     Regulation of pharmaceutical product candidates

     We are developing three compounds as potential pharmaceutical products, of which two are in clinical trials. In addition, we are developing proprietary processes for the manufacture of complex carbohydrates for two cancer vaccines being developed by Bristol-Myers Squibb Company. Our research and development activities regarding, and the future manufacturing and marketing of, our pharmaceutical product candidates, as well as the Bristol-Myers vaccines, are and will be subject to significant regulation by numerous governmental authorities in the United States and other countries. Pharmaceutical products intended for therapeutic use in humans are governed principally by the federal Food, Drug and Cosmetic Act and by FDA regulations in the United States, and by comparable laws and regulations in foreign countries. The federal Food, Drug and Cosmetic Act and other federal statutes and regulations govern the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising, and promotion of pharmaceutical products. Failure to comply with applicable requirements can result in fines, recall, or seizure of products, total or partial suspension of production, withdrawal of existing product approvals, refusal to approve new drug applications, and criminal prosecution. The process of completing clinical testing and obtaining FDA approval for a new pharmaceutical product requires a number of years and the expenditure of substantial resources.

     Following drug discovery, the steps required before a new pharmaceutical product may be marketed in the United States include:

     o preclinical laboratory and animal tests;
     o the submission to the FDA of an Investigational New Drug application;
     o human clinical and other studies to assess safety and parameters of use;
     o adequate and well-controlled clinical trials, typically conducted in three phases, to establish the safety and effectiveness of the drug;
     o the submission of a New Drug Application to the FDA; and
     o FDA approval of the New Drug Application prior to any promotion, commercial sale, or shipment of the drug.

     Clinical trials are typically conducted in three sequential phases, which may overlap. Phase I clinical trials are designed to determine the metabolic and pharmacologic effects of the drug in humans, the side effects associated with increasing doses, and possibly, to obtain early indications of efficacy. These studies generally involve a small number of healthy volunteer subjects, but may be conducted on people with the disease the drug is intended to treat. Phase II studies are conducted to evaluate the effectiveness of the drug for a particular indication and thus involve patients with the disease under study. These studies also provide evidence of the short-term side effects and risks associated with the drug. Phase III studies are generally designed to provide the substantial evidence of safety and effectiveness of a drug required to obtain FDA approval. They often involve a substantial number of patients in multiple study centers and may include chronic administration of the drug in order to assess the overall benefit-risk relationship of the drug. A clinical trial may combine the elements of more than one phase, and typically two or more Phase III studies may be required. Typical estimates of the total time required for completing such clinical testing vary between four and ten years. For marketing outside the United States, we will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements relating to the conduct of clinical trials, product licensing, pricing, and reimbursement vary widely from country to country. See "Risk Factors--Clinical trials for our pharmaceutical product candidates will be expensive and their outcome is uncertain" and "Risk Factors--We are subject to extensive government regulation and we may not obtain regulatory approvals."

     Regulation of infant formula additives

     Abbott Laboratories is using our technology to develop a complex carbohydrate as a potential nutritional additive to infant formula. The manufacture, composition, and labeling of infant formulas are subject to the provisions of the United States Infant Formula Act. Prior to commercializing any potential infant formula additive, an infant formula manufacturer must demonstrate that its potential additive:

     o is generally recognized as safe (GRAS) either by previous regulation of the FDA, or is self-affirmed as GRAS by the infant formula manufacturer; or
     o is the subject of an approved food additive petition.

     Under the United States Infant Formula Act, infant formula manufacturers are required to notify the FDA of any intent to revise, add, or substitute any protein, fat, or carbohydrate in infant formula ninety days prior to the intended date of commercial distribution. This new infant formula submission must contain the quantitative formulation of the new infant formula, a description of any reformulation or change in processing, and assurances that the new infant formula will not be marketed without complying with the nutrient and quality factor requirements and good manufacturing practices control requirements. Upon notification, the FDA has a ninety-day period in which to request additional information, or deny marketing rights for the new formula. If no response is received from the FDA within the ninety-day period the manufacturer may proceed with commercial sales of the newly formulated product. Under our agreements, Abbott is responsible for all regulatory activities relating to the infant formula additive. Abbott has not yet made, nor may ever make, any filings with the FDA to propose inclusion of an infant formula additive manufactured using our technology. Abbott's efforts to commercialize any infant formula additives may be materially and adversely affected if Abbott does not self-affirm GRAS status of its potential infant formula additive.

     In addition, at the request of the FDA, the Life Science Research Organization is conducting a thorough review of potential nutrients in infant formula, including the possible inclusion of oligosaccharides such as any developed by Abbott using our technology. The timing of, or the recommendations (if adopted by the FDA) resulting from, that review may materially and adversely effect Abbott's efforts to commercialize any oligosaccharides manufactured using our technology as additives to infant formula.

     Abbott may market infant formula containing the additive in foreign countries. Infant formula regulatory requirements vary widely from country to country, and may be more or less stringent than FDA requirements. The time required to obtain clearances, if required, in foreign countries may be longer or shorter than that required in the United States. See "Risk Factors--We are subject to extensive government regulation and we may not obtain regulatory approvals."

     Regulation of foods and food ingredients

     The initial product to be manufactured in collaboration with Johnson & Johnson will be regulated as a food ingredient. Foods and food ingredients are subject to the provisions of the federal Food, Drug and Cosmetic Act. Food ingredients are broadly defined as any substances that may become a component, or otherwise affect the characteristics, of food. Food ingredients are regulated either as substances generally recognized as safe (GRAS) or as food additives.

     Food ingredients that are GRAS are excluded from the definition of food additives. The FDA has affirmed by regulation a number of substances as GRAS, although it is not required that a substance be affirmed as GRAS by regulation of the FDA in order to be GRAS. A manufacturer may self-affirm a substance as GRAS by making an independent determination that qualified experts would generally agree that the substance is GRAS for a particular use. If the FDA disagrees with a determination, the manufacturer must complete the food additive petition process for the substance to be approved by the FDA. Affirmation of GRAS status either by the manufacturer or regulation of the FDA would allow the manufacturer to market and sell the additive or the food containing the additive. Furthermore, a manufacturer's decision to rely on an independent determination may limit the marketability of that manufacturer's products to food manufacturers, many of whom require confirmation of GRAS status from the FDA before they will purchase substances for use in foods from third parties.

     Food ingredients that are not GRAS are regulated as food additives. All new food additives require FDA approval prior to commercialization. Information supporting the safety of a food additive is submitted to the FDA in the form of a food additive petition. The food additive petition process is generally expensive and lengthy. Commercialization of the food additive, if permitted by the FDA, often occurs several years after the petition is submitted to the FDA. The petition must establish with reasonable certainty that the food additive is safe for its intended use at the level specified in the petition. The petition is required to contain reports of safety investigations of the food additive and details regarding its physical, chemical, and biological properties. Product safety studies submitted to the FDA are typically conducted in accordance with FDA good laboratory practices requirements. If a food additive petition is submitted, the FDA may choose to reject the petition or deny any desired labeling claims. Furthermore, the FDA may require the establishment of regulations that necessitate costly and time-consuming compliance procedures. See "Risk Factors--We are subject to extensive government regulation and we may not obtain regulatory approvals."

Competition

     We have many potential competitors including nutritional products companies, pharmaceutical companies, chemical companies, biotechnology companies, food companies, and consumer companies. These companies are marketing and developing products that may compete successfully with ours. Many of these companies have more:

     o financial, scientific, and technical resources;
     o manufacturing and marketing capabilities;
     o experience conducting preclinical studies and clinical trials of new products; and
     o experience in obtaining regulatory approvals for products.

     Several companies are producing by enzymatic means a limited number of oligosaccharides and oligosaccharide precursors. Any of these companies may develop technologies superior to our technologies. We do not believe any of these companies has the ability currently to manufacture a wide variety of human oligosaccharide products in quantities sufficient for commercialization. Other companies, however, that are developing non-human oligosaccharides may have the capability to produce, via fermentation, quantities sufficient for clinical studies and commercialization. In addition, some companies are investigating novel methods of organic synthesis, sometimes in combination with enzymatic steps, in order to produce commercial quantities of complex carbohydrates. These and other efforts by potential competitors may be successful or other methods of carbohydrate synthesis may be developed to compete with us. See "Risk Factors--We are exposed to competition from many sources."

     The market for treatment of respiratory infections and otitis media is dominated by large pharmaceutical companies that market antibiotics that kill bacteria non-specifically. The use of antibiotics often results in the development of side effects and resistance. Due to the significant commercial opportunities for respiratory infection and otitis media therapeutics, many pharmaceutical and biotechnology companies are believed to be developing alternative therapeutics and vaccines for the treatment and prevention of respiratory infections and otitis media.

     The anti-H. pylori market is currently dominated by large pharmaceutical companies with products that generally kill bacteria non-specifically. In response to recent evidence that infection with the bacterium H. pylori is the major cause of peptic ulcers, certain of these pharmaceutical companies and others have initiated or expanded research programs aimed at the eradication of
H. pylori. However, many of these research programs are focusing on conventional antibiotic agents, each of which has reported incidences of side effects or resistance. To date, no single product has received FDA approval of a labeling indication for H. pylori, although the FDA has approved several combinations of multiple products with a specific labeling indication for eradication of H. pylori.

     We are relying solely on Abbott Laboratories to develop, manufacture, and commercialize any nutritional additives manufactured using our technology. Abbott's ability to successfully commercialize our technology will depend, in part, on Abbott's ability to compete in the highly competitive infant formula market. Abbott's principal competitors in this market are believed to include Bristol-Myers Squibb Company, Nestle S.A., Novartis, and American Home Products. Abbott's competitors or others may develop technologies and products that are more commercially successful than any being developed by Abbott, or that would render technology licensed from us, or Abbott's products, obsolete or noncompetitive. Although we are not aware of any other companies that are developing breast milk oligosaccharides as additives to infant formula, other companies are investigating potential infant formula additives. Such compounds may compete as additives to infant formula, but are not directly substitutable for, or competitive with, oligosaccharides.

Manufacturing

     In 1997, we purchased our previously leased building for approximately $3.8 million. In addition, we completed the construction of a pilot-scale manufacturing facility within our building. The new manufacturing facility, which cost $8.2 million, was constructed to expand manufacturing capabilities, utilizing current good manufacturing practices, for our compounds in clinical and preclinical development. We believe that we now have the capacity to manufacture sufficient quantities of these compounds to complete clinical trials. In addition, we believe that we now have the capacity to manufacture, utilizing good manufacturing practices, certain amounts of these and other carbohydrates for third parties.

     We intend to manufacture complex carbohydrates. We have limited resources and capability to manufacture some of our products on a commercial scale. To commercialize our products, we must manufacture our products in commercial quantities under current good manufacturing practices prescribed by the FDA, and at acceptable costs. Our existing facility is not adequate for large-scale, commercial manufacturing of all our products. Therefore, we will need to develop commercial-scale manufacturing facilities meeting current good manufacturing practices, or depend on our collaborators, licensees, or contract manufacturers for the commercial manufacture of our potential products.

     Additional manufacturing facilities will require additional funds, additional personnel, and compliance with applicable regulations. See "Risk Factors--We have limited commercial manufacturing capability or experience."

Marketing, Distribution, and Sales

     We have no experience or capability in marketing, distributing, or selling products. We will have to develop a sales force or rely on our collaborators, licensees, or arrangements with others to provide for the marketing, distribution, and sales of any products we commercialize. See "Risk Factors--We have no marketing or sales capability or experience."

Employees

     As of March 15, 1999, we employed 56 individuals (12 of whom held Ph.D., Pharm.D., or M.D. degrees), consisting of 42 employees engaged in research and development activities and 14 employees devoted to business development, finance, and administrative activities. Our staff includes carbohydrate biochemists as well as scientists with expertise in organic chemistry, analytic chemistry, molecular biology, microbiology, cell biology, scale-up manufacture, and regulatory affairs. A significant number of our employees have prior experience with pharmaceutical or biotechnology companies, and many have specialized training in carbohydrate technology. None of our employees is covered by collective bargaining agreements. We believe we have good relations with our employees.

ITEM 2. PROPERTIES.

     We own approximately 45,000 square feet of laboratory and office space in Horsham, Pennsylvania.

     We must develop commercial-scale manufacturing facilities meeting current good manufacturing practices, or depend on our collaborators, licensees, or contract manufacturers for the commercial manufacture of some of our potential products. See "Item 1--Business--Manufacturing."

ITEM 3. LEGAL PROCEEDINGS.

     We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We did not submit any matters to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock is quoted on the Nasdaq National Market under the symbol "NTEC." The following table contains the high and low closing sale prices per share of our common stock for the periods indicated below.

                                                                 High     Low
                                                               ------    -----
      1997

          First Quarter.....................................   $18.75    $13.75
          Second Quarter....................................    16.25     11.88
          Third Quarter.....................................    18.00     12.75
          Fourth Quarter....................................    19.13     12.75

      1998

          First Quarter.....................................    15.88     12.13
          Second Quarter....................................    17.88     13.94
          Third Quarter.....................................    16.25      8.75
          Fourth Quarter....................................    15.38      8.00


      1999

          First Quarter (through March 15, 1999)............    16.75     11.38


         As of March 15, 1999, there were approximately 250 holders of record and 2,200 beneficial holders of our common stock. We intend to retain all available funds for use in the operation of our business and for potential acquisitions; therefore, we do not anticipate paying any cash dividends on our common stock during the next several years.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected financial data in the table below as of and for the years ended December 31, 1994, 1995, 1996, 1997, and 1998 and for the period from inception (January 17, 1989) to December 31, 1998, have been derived from our audited consolidated financial statements. The following consolidated financial statements, which were audited by Arthur Andersen LLP, our independent public accounting firm, are included elsewhere in this Form 10-K:

     o our consolidated financial statements for each of the three years in the period ended December 31, 1998, and for the period from inception (January 17, 1989) to December 31, 1998; and
     o  our consolidated balance sheets at December 31, 1997 and 1998.

     You should read the table below in combination with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements, including the Notes to Consolidated Financial Statements, appearing elsewhere in this Form 10-K.


                                                                                                      Period from
                                                                                                       inception
                                                      Year ended December 31,                     (January 17, 1989)
                                      ---------------------------------------------------------     to December 31,
                                        1994         1995        1996        1997        1998            1998
                                      --------    --------      -------    --------    --------    -----------------
                                                        (in thousands, except per share data)
Statements of Operations Data:
Revenue from collaborative
    agreements                         $    48    $  1,199      $ 1,383    $    725    $    390       $  6,345
                                      --------    --------      -------    --------    --------       --------

Operating expenses:
   Research and development              5,004       4,733        6,502       8,013       9,912         40,904
   General and administrative            1,319       1,665        2,505       3,884       3,635         16,713
                                      --------    --------      -------    --------    --------       --------
   Total expenses                        6,323       6,398        9,007      11,897      13,547         57,617
                                      --------    --------      -------    --------    --------       --------

Interest income (expense), net              63         132        1,483       2,108       1,250          4,778
                                      --------    --------      -------    --------    --------       --------

Net loss                               $(6,212)   $ (5,067)     $(6,141)   $ (9,064)   $(11,907)      $(46,494)
                                      ========    ========      =======    ========    ========       ========

Basic and diluted net loss per
share (1)                                         $  (1.99)     $ (0.82)   $  (0.96)   $  (1.25)
                                                  ========      =======    ========    ========

Basic and diluted weighted-average
shares outstanding (1)                               2,550        7,494       9,405       9,556
                                                  ========      =======    ========    ========

                                                          As of December 31,
                                       --------------------------------------------------------
                                        1994         1995        1996        1997        1998
                                       -------    --------      -------    --------    --------
                                                            (in thousands)
Balance Sheet Data:
Cash and marketable securities        $  5,363    $ 11,189      $32,845    $ 43,303    $ 32,023
Total assets                             8,196      14,639       37,118      58,886      46,265
Long-term debt                             736       1,235          556       8,917       8,300
Deficit accumulated during
   the development stage               (14,315)    (19,382)     (25,523)    (34,587)    (46,494)
Total stockholders' equity               6,352      11,733       35,120      46,954      36,013

(1) See Note 2 of Notes to Financial Statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The statements in this Form 10-K and the Exhibits that are not facts are forward-looking statements. Forward-looking statements involve predictions. Our actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect our actual results, performance, or achievements include the "Risk Factors" set forth in Item 1, and general financial, economic, regulatory, and political conditions affecting the biotechnology industry in general. Given these uncertainties, you should not base your decision to invest in our common stock on any forward-looking statements. In addition, we do not have any obligation or intent to update any of these risk factors or forward-looking statements to reflect future events or developments.

Overview

     Neose, a development-stage company, is developing synthetic processes to manufacture oligosaccharides, or complex carbohydrates. We are using these manufacturing processes to discover, develop, and commercialize complex carbohydrates for pharmaceutical, nutritional, and consumer uses. Due to their structural complexity, oligosaccharides are difficult and expensive to produce. Accordingly their commercial development has been significantly limited. We believe our proprietary technologies enable the rapid and cost-efficient enzymatic production of naturally occurring oligosaccharides.

     We have not generated any material revenues from operations, except for interest income and revenues from collaborative agreements, including our agreements with Abbott Laboratories. Under our agreements, Abbott has the exclusive right to use our technology to manufacture and commercialize, for nutritional purposes only, any complex carbohydrate naturally found in breast milk. We have received approximately $11.2 million in contract payments, license fees, milestone payments, and equity investments from Abbott. Under our agreements, we will receive further payments from Abbott only if Abbott commercializes a product manufactured using our technology.

     We have incurred increasingly large losses each year. As of December 31, 1998, we had an accumulated deficit of approximately $46.5 million. We expect increased losses over at least the next several years as we expand research and development efforts, conduct additional clinical trials, expand manufacturing scale-up activities, and begin sales and marketing activities.

     We have not yet commercialized any products or technologies. We do not know if or when we will generate significant revenues from the commercialization of our products or technologies. Before we can commercialize any of our products or technologies, we must overcome many hurdles. Even if we commercialize one or more of our products or technologies, we may not become profitable.

Results of Operations

     Years Ended December 31, 1998 and 1997

     Revenues from collaborative agreements decreased to $0.4 million in 1998 from $0.7 million in 1997. Typically, these revenues represent payments received by us under our collaborative agreements. Therefore, we expect our revenues to fluctuate from year to year. Substantially all of our revenues during 1998 were payments received by us under our collaborative agreement with Bristol-Myers Squibb Company. Substantially, all of our revenues during 1997 were payments received by us under our collaborative agreements with Abbott.

     Research and development expenses increased to $9.9 million in 1998 from $8.0 million in 1997. The increase was primarily attributable to the hiring of additional scientific personnel and increased purchases of laboratory supplies and services related to our collaborative agreement with Johnson & Johnson, and increased funding of external research.

     General and administrative expenses decreased to $3.6 million in 1998 from $3.9 million in 1997. The decrease was primarily attributable to decreased patent and business development expenses.

     Interest income decreased to $1.8 million in 1998 from $2.7 million in 1997 due to lower average cash balances during 1998. Interest expense decreased to $0.5 million in 1998 from $0.6 in 1997 due to lower average loan balances outstanding during 1998.

     Years Ended December 31, 1997 and 1996

     Revenues from collaborative agreements decreased to $0.7 million in 1997 from $1.4 million in 1996. Substantially all of our revenues during 1997 and 1996 were payments received by us under our collaborative agreements with Abbott.

     Research and development expenses increased to $8.0 million in 1997 from $6.5 million in 1996. The increase was primarily attributable to the increased preclinical and clinical trial expenditures for our pediatric ear infection compound, increased depreciation expense related to property and improvements expenditures, and financing expenses associated with the bond issuance that financed our property acquisition and facility expansion.

     General and administrative expenses increased to $3.9 million in 1997 from $2.5 million in 1996. The increase was primarily attributable to increased patent and business development expenses, and expenses associated with being a public company.

     Interest income increased to $2.7 million in 1997 from $1.7 million in 1996 due to higher average cash and marketable securities balances resulting from our public offering in January 1997. Interest expense increased to $0.6 million in 1997 from $0.2 million in 1996 due to higher average loan balances outstanding during 1997.

Liquidity and Capital Resources

     We have incurred increasingly large losses each year since our inception. As of December 31, 1998, we had a deficit accumulated during the development stage of approximately $46.5 million. We have financed our operations through private and public offerings of our securities and revenues from our collaborative agreements. We had $32.0 million in cash and marketable securities as of December 31, 1998, compared to $43.3 million as of December 31, 1997. This decrease was primarily attributable to the use of funds for continuing operating activities. In January 1999, we issued 286,097 shares of common stock to Johnson & Johnson Development Corporation for gross proceeds of $4 million.

     On March 26, 1999, we acquired the carbohydrate manufacturing patents, licenses, and other intellectual property of Cytel Corporation's Glytec business unit. We paid $3.5 million in cash to Cytel and an additional $1.5 million in cash into escrow, the release of which is conditioned on Cytel's satisfaction of certain matters relating to the acquired patents and licenses. We may be required to pay Cytel up to an additional $1.6 million in cash, contingent on potential payments and revenues realized by us from certain future corporate collaborations. See "Item 1--Business--Recent Development."We have not yet determined the accounting treatament for this transaction.The accounting treatment for this type of transaction varies, depending upon the facts specfic to each transaction, from capitalizing all of the purchase price and expensing a portion of the asset over a number of years to expensing the entire purchase price on the date of acquisition as acquired in-process research and development.

     In 1997, we issued, through the Montgomery County (Pennsylvania) Industrial Development Authority, $9.4 million of taxable and tax-exempt bonds. The bonds were issued to finance the purchase of our previously leased building and the construction of a pilot-scale manufacturing facility within our building. The bonds are supported by a AA-rated letter of credit, and a reimbursement agreement between our bank and the letter of credit issuer. The interest rate on the bonds will vary weekly, depending on market rates for AA-rated taxable and tax-exempt obligations, respectively. As of December 31, 1998, the effective, blended interest rate was 7.2% per annum, including letter-of-credit and other fees. To provide credit support for this arrangement, we have given a first mortgage on the land, building, improvements, and certain machinery and equipment to our bank. In addition, we have agreed to maintain at least $20 million of cash and short-term investments. If we fail to comply with this covenant, we are required to deposit with the lender cash collateral up to, but not more than, the unpaid balance of the loan, which as of December 31, 1998 was $8.9 million.

     If the technology development program with Johnson & Johnson is successful, the parties will have to reach agreement upon the structure and financing of a large-scale manufacturing facility. See "Item 1--Business--Collaborative Agreements--Agreement with J&J."

     During 1996, 1997, and 1998, we purchased approximately $1.9 million, $11.5 million, and $0.8 million of property, equipment, and building improvements.

     We expect that our existing cash and short-term investments will be adequate to fund our operations through late 2000; however, changes in our collaborative relationships or our business, whether or not initiated by us, may cause us to deplete our cash and short-term investments sooner than the above estimate. The timing and amount of our future capital requirements and the adequacy of available funds will depend on many factors, including:

     o if or when any products covered by our existing collaborative agreements are commercialized;
     o the progress of our research and development activities, including our pharmaceutical discovery and development programs;
     o the safety and efficacy of our products in preclinical studies and clinical trials;
     o the costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other intellectual property rights;
     o competing technological and market developments;
     o changes in our existing collaborative relationships;
     o our ability to establish additional collaborative agreements;
     o the cost of manufacturing scale-up; and
     o developing effective marketing activities and arrangements.

     We may need to sell additional stock, borrow additional money, or enter into new collaborative agreements both to fund operations until we become profitable and to make capital investments. The timing and amount of our future capital requirements will depend on many factors including those discussed in the "Risk Factors" set forth in Item 1.

     If we raise money by selling additional stock or borrowing additional money, the terms may not be favorable and may be dilutive to our stockholders. A debt financing may contain restrictive covenants, and, if we default, may provide the lender with rights to some or all of our assets.

     We may not be able to raise money when we need it. If we are unable to obtain adequate funds when needed:

     o we may delay or eliminate our research and development activities, or other aspects of our business;
     o we may have to license or sell our technologies on unfavorable terms; or
     o we may have to reduce or cease operations.

Year 2000 Issue

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

     We do not believe we have a material exposure to the Year 2000 issue for our information and non-information technology systems. We have reviewed these existing systems and they either correctly define the Year 2000 or are expected to be replaced before Year 2000 issues will arise. Each of our major vendors has informed us that they are taking appropriate steps to remediate their own Year

2000 issues. Our business, financial condition, and results of operations may be materially and adversely affected if our major vendors fail to remediate their own Year 2000 issues. We have not yet developed any contingency plans to address situations that may result if we, or our vendors, are unable to remediate fully all Year 2000 issues affecting our operations.

     Our historical costs directly related to Year 2000 issue evaluation, remediation, and validation have been immaterial as our systems have been on a normal replacement schedule with only immaterial opportunity costs of personnel to ensure new systems and third parties are Year 2000 compliant. We estimate that the future expenses and capital expenditures necessary to complete our Year 2000 evaluation, remediation, and validation of all systems will not exceed $200,000.

     We are currently assessing the extent to which we would be vulnerable to our vendors' failure to remediate any Year 2000 issues on a timely basis. We plan to develop contingency plans if necessary during 1999. We have not deferred any systems projects as a result of our efforts to evaluate, remediate, and validate our systems for the Year 2000 issue.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     We do not hold any investments in market risk sensitive instruments. Accordingly, we believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Financial Statements required by this item are attached to this Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The information required by this item is incorporated herein by reference to our Proxy Statement for our 1999 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated herein by reference to our Proxy Statement for our 1999 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT.

     The information required by this item is incorporated herein by reference to our Proxy Statement for our 1999 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated herein by reference to our Proxy Statement for our 1999 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)  1.  Financial Statements.

     Our Consolidated Financial Statements listed in the accompanying Index to Consolidated Financial Statements at page F-1 are filed as part of this Form 10-K.

              2.  Financial Statement Schedules.

     All financial statement schedules have been omitted because they are not applicable, not required, or the information is shown in the Consolidated Financial Statements or Notes thereto.

              3.  Exhibits. (See (c) below)

         (b) Reports on Form 8-K.

     On January 8, 1999, we filed a Current Report on Form 8-K, dated December 3, 1998, with the SEC. We reported the adoption of an amendment to our Shareholder Rights Plan (see Note 8 of Notes to Consolidated Financial Statements filed as part of this Form 10-K) under "Item 5" of the Form 8-K.

         (c) Exhibits.

     The following is a list of exhibits filed as part of this Form 10-K. We are incorporating by reference to our previous SEC filings each exhibit that contains a footnote. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit
Number   Description
------   -----------

3.1      Second Amended and Restated Certificate of Incorporation. (Exhibit
         3.1)(1)

3.2      Amended and Restated By-Laws. (Exhibit 3.3)(5)

3.3 Certificate of Designation establishing and designating the Series A Junior Participating Preferred Stock. (Exhibit 3.2)(5)

4.1 See Exhibits 3.1, 3.2, and 3.3 for instruments defining rights of holders of common stock.

4.2 Representation pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. (Exhibit 4.1)(3)

4.3 Trust Indenture, dated as of March 1, 1997, between Montgomery County Industrial Development Authority and Dauphin Deposit Bank and Trust Company. (Exhibit 4.2)(3)

4.4 Form of Montgomery County Industrial Development Authority Federally Taxable Variable Rate Demand Revenue Bond (Neose Technologies, Inc. Project) Series B of 1997. (Exhibit 4.3)(3)

4.5 Amended and Restated Rights Agreement, dated as of December 3, 1998, between American Stock Transfer & Trust Company, as Rights Agent, and Neose. (Exhibit 4.1)(6)

10.1 Stock Purchase Agreement, dated as of August 28, 1990, between University of Pennsylvania and Neose. (Exhibit 10.1)(1)

10.2 License Agreement, dated as of August 28, 1990, between University of Pennsylvania and Neose, as amended to date. (Exhibit 10.2)(1)

10.3(a)+ Series D Preferred Stock Purchase Agreement, dated as of December 30,
         1992, between Abbott Laboratories and Neose. (Exhibit 10.8(a))(1)

10.3(b)+ Supply Agreement, dated as of December 30, 1992, between Abbott
         Laboratories and Neose. (Exhibit 10.8(b))(1)

10.3(c)+ Research and License Agreement, dated as of December 30, 1992, between
         Abbott Laboratories and Neose. (Exhibit 10.8(c))(1)

10.3(d)+ Amendment to the Research and License Agreement, dated as of January
         18, 1995, between Abbott Laboratories and Neose. (Exhibit 10.8(d))(2)

10.4 Form of Series E Preferred Stock Investors' Rights Agreement. (Exhibit 10.9)(1)

10.5 Form of Series F Preferred Stock Investors' Rights Agreement. (Exhibit 10.10)(1)

10.6 Form of Warrant to Purchase Common Stock, dated as of February 23, 1991. (Exhibit 10.11)(1)

10.7 Form of Warrant to Purchase Common Stock, dated as of June 30, 1993. (Exhibit 10.12)(1)

10.8 Form of Warrant to Purchase Common Stock, dated as of February 16, 1994. (Exhibit 10.13)(1)

10.9 Form of Warrant to Purchase Series E Preferred Stock, dated as of July 29, 1994. (Exhibit 10.14)(1)

10.10 Warrant for the Purchase of Common Stock, dated as of June 30, 1995, between Financing for Science International, Inc. and Neose. (Exhibit 10.15)(1)

10.11++  1995 Stock Option/Stock Issuance Plan, as amended. (Exhibit 99.1)(4)

10.12++  Employee Stock Purchase Plan. (Exhibit 10.17)(1)

10.13++ Employment Agreement dated April 1, 1992, between David A. Zopf and Neose, as amended to date. (Exhibit 10.18)(1)

10.14 Design-Build Agreement dated August 30, 1996, between Irwin & Leighton, Inc. and Neose. (Exhibit 10.19)(2)

10.15 Agreement for Purchase and Sale of Real Property, dated March 14, 1997, by and between Pennsylvania Business Campus Delaware, Inc. and Neose. (Exhibit 2.1)(3)

10.16 Loan Agreement, dated as of March 1, 1997, between Montgomery County Industrial Development Authority and Neose. (Exhibit 10.1)(3)

10.17 Participation and Reimbursement Agreement, dated as of March 1, 1997, between Jefferson Bank and CoreStates Bank, N.A. (Exhibit 10.2)(3)

10.18 Form of CoreStates Bank, N.A. Irrevocable Letter of Credit. (Exhibit 10.3)(3)

10.19 Pledge, Security and Indemnification Agreement, dated as of March 1, 1997, by and among CoreStates Bank, N.A., Jefferson Bank, and Neose. (Exhibit 10.4)(3)

10.20 Reimbursement Agreement, dated as of March 1, 1997, between Jefferson Bank and Neose. (Exhibit 10.5)(3)

10.21    Specimen of Note from Company to Jefferson Bank. (Exhibit 10.6)(3)

10.22 Mortgage, Assignment and Security Agreement, dated March 20, 1997, between Jefferson Bank and Neose. (Exhibit 10.7)(3)

10.23 Security Agreement, dated as of March 1, 1997, by and between Jefferson Bank and Neose. (Exhibit 10.8)(3)

10.24 Assignment of Contract, dated as of March 20, 1997, between Jefferson Bank and Neose. (Exhibit 10.9)(3)

10.25 Custodial and Collateral Security Agreement, dated as of March 20, 1997, by and among Offitbank, Jefferson Bank, and Neose. (Exhibit 10.10)(3)

10.26 Placement Agreement, dated March 20, 1997, among Montgomery County Industrial Development Authority, CoreStates Capital Markets, and Neose. (Exhibit 10.11)(3)

10.27 Remarketing Agreement, dated as of March 1, 1997, between CoreStates Capital Markets and Neose. (Exhibit 10.12)(3)

11*      Statement re: Computation of Net Loss Per Common Share.

23.1*    Consent of Arthur Andersen LLP.

24*      Powers of Attorney (included as part of signature page hereof).

27.1*    Financial Data Schedule.

---------
*        Filed herewith

+ Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to an order of the SEC granting our application for confidential treatment filed pursuant to Rule 406 under the Securities Act.

++       Compensation plans and arrangements for executives and others.

(1) Filed as an Exhibit to our Registration Statement on Form S-1 (Registration No. 33-80693) filed with the SEC on December 21, 1995, as amended.

(2) Filed as an Exhibit to our Registration Statement on Form S-1 (Registration No. 333-19629) filed with the SEC on January 13, 1997.

(3) Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997.

(4) Filed as an Exhibit to our Registration Statement on Form S-8 (Registration No. 333-35283) filed with the SEC on September 10, 1997.

(5) Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on October 1, 1997.

(6) Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on January 8, 1999.

Index to Consolidated Financial Statements




Report of Independent Public Accountants                                   F-2

Consolidated Balance Sheets                                                F-3

Consolidated Statements of Operations                                      F-4

Consolidated Statements of Stockholders' Equity and Comprehensive Loss     F-5

Consolidated Statements of Cash Flows                                      F-7

Notes to Consolidated Financial Statements                                 F-8

                    Report of Independent Public Accountants

To Neose Technologies, Inc.:

     We have audited the accompanying consolidated balance sheets of Neose Technologies, Inc. (a Delaware corporation in the development-stage) and subsidiary, as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 1998, and for the period from inception (January 17, 1989) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neose Technologies, Inc. and subsidiary as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, and for the period from inception (January 17, 1989) to December 31, 1998, in conformity with generally accepted accounting principles.


                                                             Arthur Andersen LLP

Philadelphia, Pennsylvania
January 22, 1999

                     Neose Technologies, Inc. and Subsidiary
                          (a development-stage company)

                           Consolidated Balance Sheets
                    (in thousands, except per share amounts)


                                                                             December 31,
                                                                    -----------------------------
                          Assets                                      1997                1998
                                                                    ---------            --------
Current assets:
  Cash and cash equivalents                                         $  17,098            $  9,484
  Marketable securities (Note 4)                                       26,205              22,539
  Restricted funds (Note 6)                                               450                 468
  Prepaid expenses and other                                              517                 235
                                                                    ---------            --------
      Total current assets                                             44,270              32,726

Property and equipment, net (Note 5)                                   14,616              13,539
                                                                    ---------            --------
Total assets                                                        $  58,886            $ 46,265
                                                                    =========            ========


           Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term debt (Note 6)                        $   1,040            $    617
  Accounts payable                                                        347                  45
  Accrued expenses (Note 7)                                             1,628               1,290
                                                                    ---------            --------
    Total current liabilities                                           3,015               1,952

Long-term debt (Note 6)                                                 8,917               8,300
                                                                    ---------            --------

    Total liabilities                                                  11,932              10,252
                                                                    ---------            --------

Commitments (Note 10)

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000 shares
       authorized, none issued                                             --                  --
   Common stock, $.01 par value, 30,000 shares
        authorized; 9,525 and 9,589 shares issued and                      95                  96
        outstanding
   Additional paid-in capital                                          81,807              82,400
   Deferred compensation                                                 (361)               (211)
   Deficit accumulated during the development stage                   (34,587)            (46,494)
   Unrealized gains on marketable securities                               --                 222
                                                                    ---------            --------
    Total stockholders' equity                                         46,954               36,013
                                                                    ---------            --------

Total liabilities and stockholders' equity                          $  58,886            $ 46,265
                                                                    =========            ========



The accompanying notes are an integral part of these financial statements.

                     Neose Technologies, Inc. and Subsidiary
                          (a development-stage company)

                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)



                                                                                       Period from
                                                                                        inception
                                                                                       (January 31,
                                                   Year ended December 31,              1989) to
                                           ----------------------------------------    December 31,
                                             1996           1997            1998          1998
                                           --------       --------       ----------    -----------
Revenue from collaborative agreements      $  1,383       $    725       $      390    $     6,345
                                           --------       --------       ----------    -----------

Operating expenses:
   Research and development                   6,502          8,013            9,912         40,904
   General and administrative                 2,505          3,884            3,635         16,713
                                           --------       --------       ----------    -----------
      Total operating expenses                9,007         11,897           13,547         57,617
                                           --------       --------       ----------    -----------

Operating loss                               (7,624)       (11,172)         (13,157)       (51,272)

Interest income                               1,730          2,663            1,784          6,993
Interest expense                               (247)          (555)            (534)        (2,215)
                                           --------       --------       ----------    -----------

Net loss                                   $ (6,141)      $ (9,064)      $  (11,907)      $(46,494)
                                           ========       ========       ==========    ===========

Basic and diluted net loss per share       $  (0.82)      $  (0.96)      $    (1.25)
                                           ========       ========       ==========

Basic and diluted weighted-average
shares outstanding                            7,494          9,405            9,556
                                           ========       ========       ==========


The accompanying notes are an integral part of these statements.

                     Neose Technologies, Inc. and Subsidiary
                          (a development-stage company)

     Consolidated Statements of Stockholders' Equity and Comprehensive Loss
                                 (in thousands)


                                                                                                                       Comprehensive
                                                                                               Deficit                     loss
                                    Convertible                                              accumulated   Unrealized   accumulated
                                  Preferred Stock    Common Stock    Additional               during the    gains on    during the
                                 -----------------  ----------------  paid-in   Deferred     development   marketable   development
                                  Shares   Amount   Shares   Amount   capital  compensation       stage   securities      stage
                                  ------   ------   ------   ------   -------  ------------       -----  ----------- -------------
Balance, January 17, 1989
   (inception)                       --      $ --      --      $ --      $ --        $ --           $ --        $ --        $ --
   Initial issuance of common        --        --   1,302        13        (3)         --             --          --          --
     stock
   Shares issued pursuant to
     consulting, licensing, and
     antidilutive agreements         --        --     329         3        (1)         --             --          --          --
   Sale of common stock              --        --     133         1         1          --             --          --          --
   Net loss                          --        --      --        --        --          --           (460)         --        (460)
                                  -----      ----   -----      ----     -----        ----         ------        ----        ----
Balance, December 31, 1990           --        --   1,764        17        (3)         --           (460)         --        (460)
   Sale of stock                  1,517        15     420         4     4,499          (7)            --          --          --
   Shares issued pursuant to
     consulting and
     antidilutive                    --        --     145         1        --          --             --          --          --
     agreements
   Capital contributions             --        --      --        --        10          --             --          --          --
   Dividends on preferred stock      --        --      --        --       (18)         --             --          --          --
   Net loss                          --        --      --        --        --          --         (1,865)         --      (1,865)
                                  -----      ----   -----      ----     -----        ----         ------        ----        ----
Balance, December 31, 1991        1,517        15   2,329        22     4,488          (7)        (2,325)         --      (2,325)
   Sale of stock                    260         2      17        --     2,344          --             --          --          --
   Shares issued pursuant to
      redemption of notes            --        --     107         1       682          --             --          --          --
      payable
   Exercise of stock options
      and warrants                   --        --      21        --        51          --             --          --          --
   Amortization of deferred
      compensation                   --        --      --        --        --           5             --          --          --
   Dividends on preferred stock      --        --      --        --       (36)         --             --          --          --
   Net loss                          --        --      --        --        --          --         (3,355)         --      (3,355)
                                  -----      ----   -----      ----     -----        ----         ------        ----        ----
Balance, December 31, 1992        1,777        17   2,474        23     7,529          (2)        (5,680)         --      (5,680)
   Sale of preferred stock          250         3      --        --     1,997          --             --          --          --
   Shares issued to licensor         --        --       3        --        --          --             --          --          --
   Shares issued to preferred
     stockholder in lieu of
     cash dividends                  --        --       1        --        18          --             --          --          --
   Amortization of deferred
      compensation                   --        --      --        --        --           2             --          --          --
   Dividends on preferred stock      --        --      --        --       (36)         --             --          --          --
   Net loss                          --        --      --        --        --          --         (2,423)         --      (2,423)
                                  -----      ----   -----      ----     -----        ----         ------        ----        ----
Balance, December 31, 1993        2,027        20   2,478        23     9,508          --         (8,103)         --      (8,103)
   Sale of preferred stock        2,449        25      --        --    11,040          --             --          --          --
   Exercise of stock options         --        --      35         1        14          --             --          --          --
   Shares issued to preferred
     stockholder in lieu of
cash                                 --        --      10         1        53          --             --          --          --
     dividends
   Dividends on preferred stock      --        --      --        --       (18)         --             --          --          --
   Net loss                          --        --      --        --        --          --         (6,212)         --      (6,212)
                                  -----      ----   -----      ----     -----        ----         ------        ----        ----
Balance, December 31, 1994        4,476        45   2,523        25    20,597          --        (14,315)         --     (14,315)


The accompanying notes are an integral part of these statements.

                     Neose Technologies, Inc. and Subsidiary
                          (a development-stage company)

     Consolidated Statements of Stockholders' Equity and Comprehensive Loss
                                 (in thousands)
                                   (continued)

                                                                                                                       Comprehensive
                                                                                               Deficit                     loss
                                    Convertible                                              accumulated   Unrealized   accumulated
                                  Preferred Stock    Common Stock    Additional               during the    gains on    during the
                                 -----------------  ----------------  paid-in   Deferred     development   marketable   development
                                  Shares   Amount   Shares   Amount   capital  compensation       stage   securities      stage
                                  ------   ------   ------   ------   -------  ------------       -----  ----------- -------------
Sale of preferred stock           2,721        27      --        --    10,065          --             --          --           --
Exercise of stock options
  and warrants                       --        --     116         1       329          --             --          --           --
Shares issued to employees
  in lieu of cash compensation       --        --       8        --        44          --             --          --           --
Deferred compensation related
  to grant of stock options          --        --      --        --       360        (360)            --          --           --
Shares issued to stockholder
  related to the initial             --        --      23        --        --          --             --          --           --
  public offering
Shares issued to  preferred
  stockholder in lieu of cash        --        --       3        --        18          --             --          --           --
  dividends
Dividends on preferred stock         --        --      --        --       (36)         --             --          --           --
Conversion of preferred
  stock into common stock        (1,417)      (14)    472         5         9          --             --          --           --
Net loss                             --        --      --        --        --          --         (5,067)         --       (5,067)
                                  -----      ----   -----      ----   -------      ------      ---------       -----     --------
Balance, December 31, 1995        5,780        58   3,145        31    31,386        (360)       (19,382)         --      (19,382)
  Dividends on preferred stock       --        --      --        --       (18)         --             --          --           --
  Sale of common stock in
    initial public offering          --        --   2,588        26    29,101          --             --          --           --
  Conversion of  preferred
    stock into common stock      (5,780)      (58)  2,411        24        34          --             --          --           --
  Exercise of stock options
    and warrants                     --        --      65         1       162          --             --          --           --
  Shares issued pursuant to
    employee stock purchase          --        --       6        --        60          --             --          --           --
    plan
  Deferred compensation
    related to acceleration          --        --      --        --       106          --             --          --           --
    of option vesting
  Amortization of deferred
    compensation                     --        --      --        --        --          90             --          --           --
  Net loss                           --        --      --        --        --          --         (6,141)         --       (6,141)
                                  -----      ----   -----      ----   -------      ------      ---------       -----     --------
Balance, December 31, 1996           --        --   8,215        82    60,831        (270)       (25,523)         --      (25,523)
  Sale of common stock in
    public offering                  --        --   1,250        13    20,326          --             --          --           --
  Exercise of stock options and
    warrants                         --        --      42        --       139          --             --          --           --
  Shares issued pursuant to
    employee stock purchase          --        --      18        --       189          --             --          --           --
    plan
  Deferred compensation
    related to grants of             --        --      --        --       322        (322)            --          --           --
    stock options
  Amortization of deferred
    compensation                     --        --      --        --        --         231             --          --           --
  Net loss                           --        --      --        --        --          --         (9,064)         --       (9,064)
                                  -----      ----   -----      ----   -------      ------      ---------       -----     --------
Balance, December 31, 1997           --        --   9,525        95    81,807        (361)       (34,587)         --      (34,587)
  Exercise of stock options          --        --      49         1       261          --             --          --           --
  Shares issued pursuant to
    employee stock purchase          --        --      15        --       171          --             --          --           --
    plan
  Deferred compensation
    related to                       --        --      --        --       161        (161)            --          --           --
    grants of stock options
  Amortization of deferred
    compensation                     --        --      --        --        --         311             --          --           --
  Unrealized gains on
    marketable securities            --        --      --        --        --          --             --         222          222
  Net loss                           --        --      --        --        --          --        (11,907)         --      (11,907)
                                  -----      ----   -----      ----   -------      ------      ---------       -----     --------
Balance, December 31, 1998           --      $ --   9,589      $ 96   $82,400      $ (211)     $ (46,494)      $ 222     $(46,272)
                                  =====      ====   =====      ====   =======      ======      =========       =====     ========

The accompanying notes are an integral part of these statements.

                     Neose Technologies, Inc. and Subsidiary
                          (a development-stage company)

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                           Period from
                                                                                                            inception
                                                                                                          (January 17,
                                                                      Year ended December 31,                 1989)
                                                              -----------------------------------------  to December 31,
                                                                 1996         1997         1998                1998
                                                              ---------     ---------   ---------            ---------
Cash flows from operating activities:
   Net loss                                                   $  (6,141)    $  (9,064)  $ (11,907)           $ (46,494)
   Adjustments to reconcile net loss to cash used in
      operating activities:
      Depreciation and amortization                                 763         1,117       2,149                5,205
      Common stock issued for noncash charges and other              --            --          --                   35
      Changes in operating assets and liabilities:
         Restricted funds                                           148          (305)        (18)                (397)
         Prepaid expenses and other                                 (91)         (292)        282                 (235)
         Accounts payable                                           (84)          130        (302)                  45
         Accrued expenses                                           (63)          477        (338)                 608
         Deferred revenue and other liabilities                       4          (121)         --                   --
                                                              ---------     ---------   ---------            ---------
            Net cash used in operating activities                (5,464)       (8,058)    (10,134)             (41,233)
                                                              ---------     ---------   ---------            ---------
Cash flows from investing activities:
   Purchases of property and equipment                           (1,857)      (10,803)       (761)             (16,524)
   Proceeds from sale-leaseback of equipment                         --            --          --                1,382
   Purchases of marketable securities                                --       (26,808)    (24,315)             (51,123)
   Proceeds from sales of marketable securities                      --           603       1,982                2,585
   Proceeds from maturities of and other changes in
      marketable securities                                          --            --      26,221               26,221
                                                              ---------     ---------   ---------            ---------
            Net cash provided by (used in) investing
              activities                                         (1,857)      (37,008)      3,127              (37,459)
                                                              ---------     ---------   ---------            ---------
Cash flows from financing activities:
   Proceeds from issuance of debt                                    --         9,329          --               11,955
   Repayment of debt                                               (765)         (677)     (1,040)              (4,335)
   Proceeds from issuance of preferred stock, net                    --            --          --               29,497
   Proceeds from issuance of common stock, net                       60           189         171                  705
   Proceeds from public offerings, net                           29,536        20,339          --               49,466
   Proceeds from exercise of stock options and warrants             164           139         262                  960
   Dividends paid                                                   (18)           --          --                  (72)
                                                              ---------     ---------   ---------            ---------
            Net cash provided by (used in) financing
              activities                                         28,977        29,319        (607)              88,176
                                                              ---------     ---------   ---------            ---------
Net increase (decrease) in cash and cash equivalents             21,656       (15,747)     (7,614)               9,484
Cash and cash equivalents, beginning of period                   11,189        32,845      17,098                   --
                                                              ---------     ---------   ---------            ---------
Cash and cash equivalents, end of period                      $  32,845     $  17,098    $  9,484            $   9,484
                                                              =========     =========   =========            =========
Supplemental disclosure of cash flow information:
      Cash paid for interest                                  $     257     $     511    $    548            $   2,109
                                                              =========     =========   =========            =========
Noncash financing activities:
      Issuance of common stock for dividends                  $      --     $      --    $     --            $      90
                                                              =========     =========   =========            =========
      Issuance of common stock to employees in lieu of
        cash compensation                                     $      --     $      --    $     --            $      44
                                                              =========     =========   =========            =========

The accompanying notes are an integral part of these statements.

                     Neose Technologies, Inc. and Subsidiary
                          (a development-stage company)

                   Notes to Consolidated Financial Statements

Note 1.  Background

     Neose, a development stage company, is developing synthetic processes to manufacture oligosaccharides, or complex carbohydrates. We are using these manufacturing processes to discover, develop, and commercialize complex carbohydrates for pharmaceutical, nutritional, and consumer uses. Due to their structural complexity, oligosaccharides are difficult and expensive to produce; accordingly their commercial development has been significantly limited. We believe our proprietary technologies enable the rapid and cost-efficient enzymatic production of naturally occurring oligosaccharides.

     We commenced operations in August 1990. We have not generated any material revenues from operations, except for interest income and revenues from collaborative agreements, including our agreements with Abbott Laboratories (see
Note 3). We have incurred increasingly large losses each year. As of December 31, 1998, we had an accumulated deficit of approximately $46.5 million. We expect increased losses over at least the next several years as we expand research and development efforts, conduct additional clinical trials, expand manufacturing scale-up activities, and begin sales and marketing activities.

     We have not yet commercialized any products or technologies. We do not know if or when we will generate significant revenues from the commercialization of our products or technologies. Before we can commercialize any of our products or technologies, we must overcome many hurdles. Even if we commercialize one or more of our products or technologies, we may not become profitable.


Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of Neose Technologies, Inc. and its wholly-owned subsidiary. The financial statements reflect the elimination of all significant intercompany accounts and transactions.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

     We consider all highly liquid investments with a maturity of three months or less on the date of purchase to be cash equivalents.

Marketable Securities

     Marketable securities consist of investments that have a maturity of more than three months on the date of purchase. To maintain the safety and liquidity of our marketable securities, we have established guidelines for the concentration, maturities, and credit ratings of our investments.

     In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," we determine the appropriate classification of debt and equity securities at the time of purchase and re-evaluate such designation as of each balance sheet date. As of December 31, 1998, all marketable securities were classified as "available-for-sale" securities. Available-for-sale securities are carried at Neose Technologies, Inc. and Subsidiary (a development-stage company)

                     Neose Technologies, Inc. and Subsidiary
                          (a development-stage company)

                   Notes to Consolidated Financial Statements
                                   (continued)

fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity. All realized gains and losses, computed using specific identification, and any declines in value determined to be permanent are recognized in the Consolidated Statements of Operations.

Property and Equipment

     Property and equipment are stated at cost. Property and equipment capitalized under capital leases are recorded at the present value of the minimum lease payments due over the lease term. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or the lease term, whichever is shorter. We use depreciable lives of three to seven years for office, research, and manufacturing equipment, and eighteen to twenty years for building and improvements.

Research and Development

     Research and development costs are charged to expense as incurred.

Income Taxes

     We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The objective of this pronouncement is to recognize and measure, using enacted tax laws, the amount of current and deferred income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements.

Revenue Recognition

     We record revenue from collaborative agreements either when we perform specified services or ratably over the term of the applicable agreement.

Net Loss Per Share

     Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of securities into common stock. For the years ended December 31, 1996, 1997, and 1998, the effects of the following were antidilutive; accordingly, they were excluded from the calculation of diluted earnings per share:

     o the exercise of outstanding stock options and warrants; and

     o the conversion of outstanding shares of convertible preferred stock into common stock (as if converted into common stock on their dates of issuance).

Reclassifications

     Certain prior year amounts have been reclassified in order to conform to current year presentation.

Note 3. Collaborative Agreements

Agreement with J&J

     In 1997, we entered into a joint development agreement with McNeil Specialty Products Company, a subsidiary of Johnson & Johnson, for the joint development of novel technologies for the efficient large-scale manufacture of a particular class of complex carbohydrates for a number of human healthcare applications. The joint development agreement was extended and expanded in January 1999. At the same time, we entered into a stock purchase agreement with Johnson & Johnson Development Corporation. Under the stock purchase agreement, we issued 286,097 shares of common stock for gross proceeds of $4 million. Under the joint development agreement,

                     Neose Technologies, Inc. and Subsidiary
                          (a development-stage company)

                   Notes to Consolidated Financial Statements
                                   (continued)


we jointly contemplate building and operating a manufacturing facility capable of producing at least one commercially promising complex carbohydrate by early 2000. Either party may terminate the agreement upon sixty days prior notice.

     The collaboration with J&J will require:

     o intellectual property protection for the novel technology;

     o manufacturing scale-up;

     o compliance with regulatory requirements;

     o successful sales and marketing of products manufactured using the novel technology; and

     o further agreement on the structure and financing of a large-scale manufacturing facility and start up operating expenses.

     Our business, financial condition, and results of operations will be materially and adversely affected if the agreement is terminated, or if we jointly fail to commercialize any products.

Agreement with Bristol-Myers

     In June 1998, we entered into an agreement with Bristol-Myers Squibb Company to develop proprietary processes for the manufacture of complex carbohydrates for two cancer vaccines being developed by Bristol-Myers. We received $250,000 upon execution of the agreement and $125,000 in December 1998 upon satisfaction of the first part of the initial milestone. If we complete milestones under the agreement, we will receive additional money. We may not successfully complete the milestones according to the time frame anticipated, if at all. Bristol-Myers may terminate the agreement upon ninety days prior notice.

     Even if we successfully complete development of these processes, and fulfill all of our obligations to Bristol-Myers, either or both of these cancer vaccines may not be clinically safe and effective, and Bristol-Myers may not obtain regulatory approval to market either or both of these vaccines. If Bristol-Myers decides to purchase any complex carbohydrates from us after commercializing either or both of its vaccines, we will need to negotiate the terms of a manufacturing supply agreement. Our business, financial condition, and results of operations may be materially and adversely affected if:

     o we fail to complete successful development of these processes;

     o Bristol-Myers fails to obtain regulatory approval to market either or both of its cancer vaccines; or

     o we fail to enter into a manufacturing supply agreement with Bristol-Myers.

Agreements with Abbott

     Under our agreements, Abbott Laboratories has the exclusive right to use our technology to manufacture and commercialize, for nutritional purposes only, any complex carbohydrate naturally found in breast milk. Abbott is completely responsible for developing, manufacturing, and commercializing nutritional products under our agreements. The amount and timing of resources Abbott commits to these activities are entirely within its control. We do not know or control if or when Abbott will commercialize any products under these agreements. Our business, financial condition, and results of operations may be materially and adversely affected if Abbott fails to commercialize any products manufactured using our technology.

     If Abbott commercializes any products manufactured using our technology, Abbott will owe us a commercialization fee and royalties. Under the agreements, we have received to date approximately $11.2 million in contract payments, milestone payments, and equity investments from Abbott. If the agreements are still exclusive when Abbott commercializes any products manufactured using our technology, we are required to credit $3.75

                     Neose Technologies, Inc. and Subsidiary
                          (a development-stage company)

                   Notes to Consolidated Financial Statements
                                   (continued)

million against royalties in equal amounts over four years.

     Abbott may terminate the agreements upon sixty days prior notice. Upon termination, Abbott would have no further payment obligations to us. At any time prior to the first commercial sale of any product manufactured using our technology, Abbott has the option to make the agreements non-exclusive.

     We also have the option to make the agreements non-exclusive. If either party makes the agreements non-exclusive, Abbott will not be required to pay a $5 million fee otherwise due upon commercialization, and royalties payable by Abbott would be reduced by 50%.

     Since obtaining the right to make the agreements non-exclusive, we have been in discussions with various other infant formula and nutritional products companies regarding the possible license of our technology on a non-exclusive basis. We may not be able to interest these potential collaborators in a non-exclusive license of our technology. We can enter into a new agreement only if we have previously made our Abbott agreements non-exclusive. The terms of, and payments from, a new agreement may not be adequate to offset the reduced payments Abbott would then owe as a non-exclusive collaborator. Furthermore, if we enter into a new agreement, Abbott may be less interested in pursuing commercialization of any products manufactured using our technology.

Agreement with Bracco

     We recognized approximately $250,000 and $209,000 of revenue under our collaborative research agreement with Bracco Research USA Inc. for the years ended December 31, 1996 and 1997, respectively. We mutually agreed to terminate our research collaboration in September 1997.

Note 4. Marketable Securities

     All of our marketable securities have been classified as available-for-sale. As of December 31, 1997 and 1998, available-for-sale securities consisted of securities and obligations of either the U.S. Treasury or U.S. government agencies. The following summary contains additional information about our available-for-sale securities (in thousands):

December 31,                                           1997              1998
------------                                       ----------        ----------
Cost                                               $   40,901        $   30,303
Gross unrealized gains                                     --               222
Gross unrealized losses                                    --                --
                                                   ----------        ----------
Fair value                                             40,901            30,525
Less amounts classified as cash equivalents           (14,696)           (7,986)
                                                   ==========        ==========
                                                   $   26,205        $   22,539
                                                   ==========        ==========

     The weighted-average maturities of our marketable securities as of December 31, 1997 and 1998 were approximately 15 months and 5 months, respectively. During the years ended December 31, 1997 and 1998, we received proceeds from the sales of marketable securities of approximately $603,000 and $1,982,000, respectively. Realized gains on these sales for the years ended December 31, 1997 and 1998 were approximately $3,000 and $74,000, respectively. During the year ended December 31, 1996, we did not sell any marketable securities.

                     Neose Technologies, Inc. and Subsidiary
                          (a development-stage company)

                   Notes to Consolidated Financial Statements
                                   (continued)


Note 5. Property and Equipment

     Property and equipment consisted of the following (in thousands):

December 31,                                             1997           1998
------------                                         ----------       -------

Building and improvements                            $   12,967       $13,212
Research equipment                                        2,206         2,652
Manufacturing equipment                                     776           842
Computer and office equipment                               400           411
                                                     ----------       -------
                                                         16,349        17,117
Less accumulated depreciation and amortization           (2,440)       (4,278)
                                                     ----------       -------
                                                         13,909        12,839
Land                                                        700           700
Construction in progress                                      7            --
                                                     ----------       -------
                                                     $   14,616       $13,539
                                                     ==========       =======

     Depreciation and amortization expense was approximately $569,000, $886,000, and $1,838,000 for the years ended December 31, 1996, 1997, and 1998, respectively. Upon purchasing our previously leased facility in March 1997, the operating lease for our office and laboratory facilities was terminated. We did not incur any rent expense during the year ended December 31, 1998. Rent expense was approximately $309,000 and $92,000 for the years ended December 31, 1996 and 1997, respectively.

Note 6. Long-Term Debt

     Long-term debt consisted of the following (in thousands):

December 31,                              1997                   1998
------------                           --------                --------
MCIDA bond issuance                    $  9,400                $  8,900
Capital lease obligation                    517                      --
Equipment loans                              40                      17
                                       --------                --------
                                          9,957                   8,917
Less current portion                     (1,040)                   (617)
                                       --------                --------
                                       $  8,917                $  8,300
                                       ========                ========

     Minimum principal repayments of long-term debt as of December 31, 1998 were as follows (in thousands): 1999--$617; 2000--$1,000; 2001--$1,100; 2002--$1,100;
2003--$1,200; and thereafter--$3,900.

MCIDA Bond Issuance

     In 1997, we issued, through the Montgomery County (Pennsylvania) Industrial Development Authority, $9.4 million of taxable and tax-exempt bonds. The bonds were issued to finance the purchase of our previously leased building and the construction of a pilot-scale manufacturing facility within our building. The bonds are supported by a AA-rated letter of credit, and a reimbursement agreement between our bank and the letter of credit issuer. The interest rate on the bonds will vary weekly, depending on market rates for AA-rated taxable and tax-exempt obligations, respectively. As of December 31, 1998, the effective blended interest rate was 7.2% per annum, including letter-of-credit and other fees.

                     Neose Technologies, Inc. and Subsidiary
                          (a development-stage company)

                   Notes to Consolidated Financial Statements
                                   (continued)

     The terms of the bond issuance provide for monthly, interest-only payments and a single repayment of principal at the end of the twenty-year life of the bonds. However, under our agreement with our bank, we are making monthly payments to an escrow account to provide for an annual prepayment of principal.

     As of December 31, 1998, we had restricted funds of $468,000, which consisted of our monthly payments to an escrow account plus interest revenue on the balance in the escrow account.

     The principal amount of bonds to be redeemed each year are as follows (in thousands): 1999--$600; 2000--$1,000; 2001 and 2002--$1,100; 2003 and
2004--$1,200; 2005--$100; 2006--$200; 2007--$100; 2008 through 2011--$200;
2012--$300; 2013--$200; 2014--$300; 2015--$200; 2016--$300; and 2017--$200.

     To provide credit support for the bond issuance, we have given a first mortgage on the land, building, improvements, and certain machinery and equipment to our bank. In addition, we have agreed to maintain at least $20 million of cash and short-term investments. If we fail to comply with this covenant, we are required to deposit with the lender cash collateral up to, but not more than, the unpaid balance of the loan.

Capital Lease Obligation

     In June 1995, we entered into a master equipment lease agreement with a finance company. We borrowed $1.4 million under the agreement. In connection with the lease, we granted the lessor warrants to purchase 10,527 shares of common stock at $14.25 per share (see Note 8). As of December 31, 1998, we had satisfied our obligations under the agreement.

Equipment Loans

     In June 1993, we entered into a master equipment loan with a finance company. During 1993 and 1994, we financed equipment and improvements of approximately $1,011,000 under this agreement. In connection with the master equipment loan, we granted the finance company a warrant to purchase 7,072 shares of common stock at $14.85 per share (see Note 8). As of December 31, 1998, we had satisfied our obligations under the master equipment loan.

     In August 1994, we borrowed $100,000 from a municipal development agency to finance some equipment. We are obligated to make monthly principal and interest payments of approximately $2,000 through September 1999. Outstanding balances under this loan bear interest at the annual rate of 5%.

Note 7. Accrued Expenses

     Accrued expenses consisted of the following (in thousands):

December 31,                                 1997                   1998
------------                              --------                -------
Accrued outside research expenses         $     85                $   183
Accrued compensation                           341                    330
Accrued clinical expenses                       38                    250
Accrued royalty expense                         --                    142
Accrued building improvements                  725                     37
Other accrued expenses                         439                    348
                                          --------                -------
                                          $  1,628                $ 1,290
                                          ========                =======

                     Neose Technologies, Inc. and Subsidiary
                          (a development-stage company)

                   Notes to Consolidated Financial Statements
                                   (continued)


Note 8. Stockholders' Equity

Common Stock

     On January 29, 1997, we sold 1,250,000 shares of common stock in a public offering at a price of $17.50 per share. Our net proceeds from this offering after the payment of placement fees and offering expenses were approximately $20,339,000.

     Our initial public offering closed on February 22, 1996. We sold 2,587,500 shares, which included the exercise of the underwriters' over-allotment option on March 4, 1996, of common stock at a price of $12.50 per share. Our net proceeds from this offering after the underwriting discount and payment of offering expenses were approximately $29,127,000. In connection with this offering, all outstanding shares of Series A, C, D, E, and F Convertible Preferred Stock converted into 2,410,702 shares of common stock. Some of these common shares have registration rights.

     From 1991 through 1995, we sold 7,196,884 shares of Series A, B, C, D, E, and F Convertible Preferred Stock. On December 7, 1995, all outstanding shares of Series B Convertible Preferred Stock converted into 472,249 shares of common stock. As discussed above, in connection with the initial public offering, all outstanding shares of Series A, C, D, E, and F converted into 2,410,702 shares of common stock.

     In 1991, we issued $1,225,000 in subordinated notes; in addition, the holders of the subordinated notes received warrants to purchase 204,180 shares of common stock at $3 per share. In 1992 and 1993, we redeemed the subordinated notes, plus accrued interest of $183,750, with common stock or cash or a mixture of the two, at the election of the holder. This redemption resulted in the issuance of 107,459 shares of common stock and the payment of $688,500.

     During 1995, some holders of the subordinated notes exercised their warrants to purchase a total of 99,751 shares of common stock for $3 per share; other holders of the subordinated notes allowed their warrants to purchase 8,589 of common stock for $3 per share to expire. Also during 1995, we issued 7,810 shares of common stock at a fair market value of $5.70 per share as payment for bonuses and other compensation. Finally during 1995, we issued 23,400 shares of common stock to a stockholder in connection with the initial public offering; the deemed value of these shares for accounting purposes was recorded as offering costs.

     In connection with the issuance of the Series E Convertible Preferred Stock, we issued warrants to the placement agent to purchase shares of Series E Convertible Preferred Stock. Upon the closing of our initial public offering, these warrants converted into warrants to purchase 119,961 shares of common stock for $9.45 per share. During 1996 and 1997, warrants to purchase 6,538 and 2,490 shares of common stock, respectively, were exercised to purchase 2,526 and 880 shares of common stock, respectively, via a cashless exercise provision contained in the warrant (see below).

                     Neose Technologies, Inc. and Subsidiary
                          (a development-stage company)

                   Notes to Consolidated Financial Statements
                                   (continued)

Stock Warrants

     The following table summarizes outstanding warrants as of December 31, 1998. All warrants are currently exercisable and the exercise price is subject to adjustment as set forth in the warrant agreement.

Outstanding          Exercise          Issuance                    Expiration
  Warrants             Price             Date                         Date
-----------          --------       -----------------          -----------------
    7,072            $ 14.85        February 16, 1994          February 16, 1999
  110,933               9.45        July 31, 1994              July 31, 1999
   10,527              14.25        June 30, 1995              June 30, 2002
  -------
  128,532
  =======

Shareholder Rights Plan

     In September 1997, we adopted a Shareholder Rights Plan. Under this plan, which was amended in December 1998, holders of common stock are entitled to receive one right for each share of common stock held. Separate rights certificates would be issued and become exercisable if any acquiring party either accumulates or announces an offer to acquire at least 15% of our common stock. Each right will entitle any holder who owns less than 15% of our common stock to buy one one-hundredth share of the Series A Junior Participating Preferred Stock at an exercise price of $150 per unit. Each one one-hundredth share of the Series A Junior Participating Preferred Stock is essentially equivalent to one share of our common stock. If an acquiring party accumulates at least 15% of our common stock, each right entitles any holder who owns less than 15% of our common stock to purchase for $150 either $300 worth of our common stock or $300 worth of the 15% acquiror's common stock. The rights expire in September 2007 and may be redeemed by us at a price of $.01 per right at any time up to ten days after they become exercisable.

Note 9. Employee Benefit Plans

Stock Option Plans

     We have three stock option plans, the 1991, 1992, and 1995 Stock Option Plans, under which a total of 2,016,666 shares of common stock have been reserved. The 1995 Stock Option Plan, which incorporates the two predecessor plans, provides for the granting of both incentive stock options and nonqualified stock options to our employees, officers, directors, and consultants. In addition, the plan allows us to issue shares of common stock directly either through the immediate purchase of shares or as a bonus tied to either an individual's performance or our attainment of prescribed milestones. Incentive stock options may not be granted at an exercise price less than the fair market value on the date of grant. In addition, the plan includes stock appreciation rights to be granted at our discretion. The stock options are exercisable over a period, which may not exceed ten years from the date of grant, determined by our board of directors.

     We have elected to adopt the disclosure provisions only of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," or SFAS 123. Accordingly, we apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock-based compensation plans. We record deferred compensation for option grants to employees for the amount, if any, the market price per share exceeds the exercise price per share. In addition, we record deferred compensation for option grants to non-employees in the amount of the fair value per share, as computed using the Black-Scholes option-pricing model. We amortize deferred compensation amounts over the vesting periods of each option. We recognized compensation expense of approximately $90,000, $231,000, and $311,000 for the years ended December 31, 1996, 1997, and 1998, respectively. Neose Technologies, Inc. and Subsidiary (a development-stage company)

                     Neose Technologies, Inc. and Subsidiary
                          (a development-stage company)

                   Notes to Consolidated Financial Statements
                                   (continued)


     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. We used the following weighted-average assumptions for 1996, 1997, and 1998 grants, respectively: risk-free interest rate of 6.0%, 5.8%, and 4.6%; an expected life of 5.0, 5.3, and 5.1 years; volatility of 70%, 60%, and 60%; and a dividend yield of zero. If we had elected to record compensation cost for our stock-based compensation plans consistent with SFAS 123, our net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):


                                                              1996                  1997                  1998
                                                           ---------            ----------             ----------
Net loss - as reported                                     $  (6,141)           $   (9,064)            $ (11,907)
Net loss - pro forma                                       $  (7,563)           $  (11,524)            $ (14,756)

Basic and diluted net loss per share - as reported         $   (0.82)           $    (0.96)            $   (1.25)
Basic and diluted net loss per share - pro forma           $   (1.01)           $    (1.23)            $   (1.54)



     The increase in our pro forma net loss and net loss per share disclosed for 1996 and 1997 is not representative of the increase in our pro forma net loss and net loss per share in 1998 and future years. We normally grant options that have a four-year vesting period. The 1996 and 1997 pro forma results include the impact of only two and three years, respectively, of option vesting and related amortization of deferred compensation. 1998 and subsequent years will include a full four years of option vesting and related amortization of deferred compensation.

     A summary of the status of our stock option plans as of December 31, 1996, 1997, 1998 and changes during each of the years then ended, is presented below:


                                      1996                           1997                           1998
                            ---------------------------    ---------------------------    ---------------------------
                                            Weighted-                      Weighted-                      Weighted-
                                             Average                        Average                        Average
                               Number    Exercise Price       Number    Exercise Price       Number    Exercise Price
                            Outstanding     Per Share      Outstanding     Per Share      Outstanding     Per Share
                            -----------  --------------    -----------  --------------    -----------  --------------
Balance at January 1           910,661      $   7.29        1,201,087      $  10.03        1,564,176      $  11.73
  Granted                      369,182         15.46          419,704         15.76          312,212         13.38
  Exercised                    (63,009)         2.60          (41,618)         3.40          (50,320)         5.40
  Canceled                     (15,747)         8.11          (14,997)        11.48          (40,579)        13.69
                             ---------      --------        ---------      --------        ---------      --------

Balance at
  December 31                1,201,087      $  10.03        1,564,176      $  11.73        1,785,489      $  12.15
                             =========      ========        =========      ========        =========      ========

Options exercisable
  at December 31               419,297      $   5.54          636,164      $   7.84          930,954      $   9.82
                             =========      ========        =========      ========        =========      ========


                     Neose Technologies, Inc. and Subsidiary
                          (a development-stage company)

                   Notes to Consolidated Financial Statements
                                   (continued)


     A summary of options granted at exercise prices equal to, greater than, and less than the market price on the date of grant is presented below:


Year Ended December 31,                          1996                       1997                         1998
-----------------------                         -------                   --------                     --------
Price = Market Value
         Options granted                        369,182                    402,665                      306,165
         Weighted-average
            exercise price                     $  15.46                   $  15.75                     $  13.55
         Weighted-average
            fair value                         $   9.53                   $   8.97                     $   7.48

Price > Market Value
         Options granted                             --                     10,000                           --
         Weighted-average
            exercise price                     $     --                   $  20.50                     $     --
         Weighted-average
            fair value                         $     --                   $   8.86                     $     --

Price < Market Value
         Options granted                             --                      7,039                        6,047
         Weighted-average
            exercise price                     $     --                   $   9.68                     $   4.92
         Weighted-average
            fair value                         $     --                   $  13.70                     $  11.40



     The following table summarizes information about stock options outstanding as of December 31, 1998:



                          Options Outstanding                                        Options Exercisable
-----------------------------------------------------------------------          ---------------------------
                                            Weighted-         Weighted-                            Weighted-
                                             Average           Average                              Average
     Range of               Number          Remaining          Exercise            Number           Exercise
 Exercise Prices         Outstanding      Life (Years)          Price            Exercisable         Price
-----------------        -----------      ------------        ---------          -----------       ---------
$  0.90 - $ 12.54           684,729           5.7               $  7.08             598,865          $  6.57
$ 12.68 - $ 15.13           810,930           8.8                 14.14             238,091            14.54
$ 15.25 - $ 24.84           289,830           8.4                 18.54              93,998            18.52
                          ---------                                                 -------
$  0.90 - $ 24.84         1,785,489           7.6               $ 12.15             930,954          $  9.82
                          =========                                                 =======



     The weighted-average fair value of employee purchase rights granted under our employee stock purchase plan (see below) in 1996, 1997, and 1998 was $5.67, $5.97, and $6.05, respectively. The fair value of the purchase rights was estimated using the Black-Scholes model with the following weighted-average assumptions for 1996, 1997, and 1998, respectively: risk-free interest rate of 5.7%, 5.7%, and 4.6%; an expected life of sixteen, seventeen, and seventeen months; volatility of 70%, 60%, and 60%; and a dividend yield of zero.

Employee Stock Purchase Plan

     We maintain an employee stock purchase plan, or ESPP, that allows any eligible employee the opportunity to purchase shares of our common stock through payroll deductions at the end of semiannual purchase periods. Any employee who is expected to work at least 20 hours per week for at least five months per calendar year is eligible to

                     Neose Technologies, Inc. and Subsidiary
                          (a development-stage company)

                   Notes to Consolidated Financial Statements
                                   (continued)

participate. The ESPP, which became effective in February 1996, provides for successive, two-year offering periods, each of which is contemplated to have four semiannual purchase periods. Pursuant to the ESPP, 100,000 shares of common stock were reserved for issuance. The purchase price is 85% of the lower of the market price per share on the employee's entry date into the offering period or the market price per share on the purchase date. Any employee who owns less than 5% of our common stock may purchase up to the lesser of:

     o 10% of his or her eligible compensation;

     o 1,000 shares per purchase; or

     o the number of shares per year that does not exceed the quotient of $25,000 divided by the market price per share on the employee's entry date into the offering period.

     A total of 94,369, 76,712, and 61,632 shares of common stock remained available for issuance under the ESPP at December 31, 1996, 1997, and 1998, respectively. The total purchases of common stock under the ESPP during the years ended December 31, 1996, 1997, and 1998, were 5,631 shares at a total purchase price of approximately $60,000, 17,657 shares at a total purchase price of approximately $189,000, and 15,080 shares at a total purchase price of approximately $171,000, respectively. We have not recorded any compensation expense for the ESPP.

401(k) Plan

     We have a 401(k) Savings Plan for employees. Employee contributions are voluntary. Each employee may contribute up to the lesser of the maximum amount allowable under federal income tax regulations or 15% of his or her compensation. We match employee contributions up to specified limits. We contributed approximately $61,000, $67,000, and $75,000 to the 401(k) Plan for the years ended December 31, 1996, 1997, and 1998, respectively.

Note 10. Commitments

Agreements with the University of Pennsylvania

     In 1990, we entered into an agreement under which the University of Pennsylvania, or Penn, granted to us an exclusive license to use some of their patent rights and technology. In consideration, we issued 147,063 shares of common stock to Penn. The agreement will terminate upon the expiration of the patent rights. Under the agreement, which was amended in 1995, we are required to pay Penn royalties based on both sales of applicable products by us and specified license fees, milestone fees, and royalties received by us from sublicensees of the Penn agreement. During the year ended December 31, 1998, we recorded Penn-related royalty expense of approximately $142,000 for our receipt in prior years of an equity investment and certain license fees from Abbott. We did not record any Penn-related royalty expense for the years ended December 31, 1996 or 1997. We are also required to reimburse Penn for all reasonable fees related to the acquisition and maintenance of the patents licensed to us. We recognized approximately $41,000, $181,000, and $94,000 of fees related to the patents licensed to us for the years ended December 31, 1996, 1997, and 1998, respectively.

Note 11. Income Taxes

     As of December 31, 1998, we had net operating loss carryforwards for federal and state income tax purposes of approximately $6,800,000 and $2,100,000, respectively. In addition, we had federal research and development credit carryforwards of approximately $1,200,000. These carryforwards begin to expire in 2004. Due to the uncertainty surrounding the realization of the tax benefit associated with these carryforwards, we have provided a full valuation allowance against this tax benefit. In addition, pursuant to the Tax Reform Act of 1986, the annual utilization of our net operating loss carryforwards will be limited. We do not believe that these limitations will have a material adverse impact on the utilization of our net operating loss carryforwards.

                     Neose Technologies, Inc. and Subsidiary
                          (a development-stage company)

                   Notes to Consolidated Financial Statements
                                   (continued)

     The approximate income tax effect of each type of temporary difference and carryforward is as follows (in thousands):


December 31,                                         1997            1998
------------                                       --------        --------
Benefit of net operating loss carryforwards        $  1,718        $  2,535
Research & development credit carryforwards             915           1,169
Start-up costs                                        4,409           5,594
Capitalized research and development                  6,410           8,360
Deferred compensation                                   173             299
Nondeductible depreciation and amortization             991           1,737
Accrued expenses not currently deductible                --             199
Other                                                    --            (223)
                                                   --------        --------
                                                     14,616          19,670
Valuation allowance                                 (14,616)        (19,670)
                                                   --------        --------
                                                   $     --        $     --
                                                   ========        ========

Note 12. Related-Party Transaction

     In 1997, we entered into an agreement with an employee of Paramount Capital, Inc. for consulting services. The sole shareholder of Paramount Capital is a member of our board of directors. Under the agreement, which may be terminated by either party upon sixty days prior notice, we granted the consultant options to purchase 15,000 shares of common stock at prices equal to and in excess of the then market price. The weighted-average exercise price of the options is $18 per share. The options vest in equal, annual amounts over four years. In addition, we are obligated to pay the consultant an annual amount of $50,000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

NEOSE TECHNOLOGIES, INC.

Date: March 30, 1999            By: /s/ Stephen A. Roth
                                    --------------------------
                                    Stephen A. Roth
                                    Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Neose and in the capacities and on the dates indicated.

         Each person, in so signing also makes, constitutes, and appoints Stephen A. Roth, Chief Executive Officer of Neose, and P. Sherrill Neff, President and Chief Financial Officer of Neose, and each of them acting alone, as his true and lawful attorneys-in-fact, with full power of substitution, in his name, place, and stead, to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.



Name                                           Capacity                                  Date
----                                           --------                                  ----

/s/ Stephen A. Roth                 Chief Executive Officer and Chairman of         March 30, 1999
---------------------------------   the Board (Principal Executive Officer)
Stephen A. Roth


/s/ P. Sherrill Neff                President and Chief Financial Officer and       March 30, 1999
---------------------------------   Director (Principal Financial and
P. Sherrill Neff                    Accounting Officer)


/s/ William F. Hamilton             Director                                        March 30, 1999
---------------------------------
William F. Hamilton


/s/ Douglas J. MacMaster, Jr.       Director                                        March 30, 1999
---------------------------------
Douglas J. MacMaster, Jr.


/s/ Lindsay A. Rosenwald            Director                                        March 30, 1999
---------------------------------
Lindsay A. Rosenwald


/s/ Lowell E. Sears                 Director                                        March 30, 1999
---------------------------------
Lowell E. Sears

/s/ Jerry A. Weisbach               Director                                        March 30, 1999
---------------------------------
Jerry A. Weisbach


                                   EXHIBIT INDEX

Exhibit
Number                               Description
-------                              -----------

3.1      Second Amended and Restated Certificate of Incorporation. (Exhibit
         3.1)(1)

3.2      Amended and Restated By-Laws. (Exhibit 3.3)(5)

3.4 Certificate of Designation establishing and designating the Series A Junior Participating Preferred Stock. (Exhibit 3.2)(5)

4.2 See Exhibits 3.1, 3.2, and 3.3 for instruments defining rights of holders of common stock.

4.2 Representation pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. (Exhibit 4.1)(3)

4.3 Trust Indenture, dated as of March 1, 1997, between Montgomery County Industrial Development Authority and Dauphin Deposit Bank and Trust Company. (Exhibit 4.2)(3)

4.4 Form of Montgomery County Industrial Development Authority Federally Taxable Variable Rate Demand Revenue Bond (Neose Technologies, Inc. Project) Series B of 1997. (Exhibit 4.3)(3)

4.6 Amended and Restated Rights Agreement, dated as of December 3, 1998, between American Stock Transfer & Trust Company, as Rights Agent, and Neose. (Exhibit 4.1)(6)

10.1 Stock Purchase Agreement, dated as of August 28, 1990, between University of Pennsylvania and Neose. (Exhibit 10.1)(1)

10.2 License Agreement, dated as of August 28, 1990, between University of Pennsylvania and Neose, as amended to date. (Exhibit 10.2)(1)

10.3(a)+ Series D Preferred Stock Purchase Agreement, dated as of December 30,
         1992, between Abbott Laboratories and Neose. (Exhibit 10.8(a))(1)

10.3(b)+ Supply Agreement, dated as of December 30, 1992, between Abbott
         Laboratories and Neose. (Exhibit 10.8(b))(1)

10.3(c)+ Research and License Agreement, dated as of December 30, 1992, between
         Abbott Laboratories and Neose. (Exhibit 10.8(c))(1)

10.3(d)+ Amendment to the Research and License Agreement, dated as of January
         18, 1995, between Abbott Laboratories and Neose. (Exhibit 10.8(d))(2)

10.4 Form of Series E Preferred Stock Investors' Rights Agreement. (Exhibit 10.9)(1)

10.5 Form of Series F Preferred Stock Investors' Rights Agreement. (Exhibit 10.10)(1)

10.6 Form of Warrant to Purchase Common Stock, dated as of February 23, 1991. (Exhibit 10.11)(1)

10.7 Form of Warrant to Purchase Common Stock, dated as of June 30, 1993. (Exhibit 10.12)(1)

10.8 Form of Warrant to Purchase Common Stock, dated as of February 16, 1994. (Exhibit 10.13)(1)

10.9 Form of Warrant to Purchase Series E Preferred Stock, dated as of July 29, 1994. (Exhibit 10.14)(1)

10.10 Warrant for the Purchase of Common Stock, dated as of June 30, 1995, between Financing for Science International, Inc. and Neose. (Exhibit 10.15)(1)

10.11++  1995 Stock Option/Stock Issuance Plan, as amended. (Exhibit 99.1)(4)

10.12++  Employee Stock Purchase Plan. (Exhibit 10.17)(1)

10.13++ Employment Agreement dated April 1, 1992, between David A. Zopf and Neose, as amended to date. (Exhibit 10.18)(1)

10.14 Design-Build Agreement dated August 30, 1996, between Irwin & Leighton, Inc. and Neose. (Exhibit 10.19)(2)

10.15 Agreement for Purchase and Sale of Real Property, dated March 14, 1997, by and between Pennsylvania Business Campus Delaware, Inc. and Neose. (Exhibit 2.1)(3)

10.16 Loan Agreement, dated as of March 1, 1997, between Montgomery County Industrial Development Authority and Neose. (Exhibit 10.1)(3)

10.17 Participation and Reimbursement Agreement, dated as of March 1, 1997, between Jefferson Bank and CoreStates Bank, N.A. (Exhibit 10.2)(3)

10.18 Form of CoreStates Bank, N.A. Irrevocable Letter of Credit. (Exhibit 10.3)(3)

10.19 Pledge, Security and Indemnification Agreement, dated as of March 1, 1997, by and among CoreStates Bank, N.A., Jefferson Bank, and Neose. (Exhibit 10.4)(3)

10.20 Reimbursement Agreement, dated as of March 1, 1997, between Jefferson Bank and Neose. (Exhibit 10.5)(3)

10.21    Specimen of Note from Company to Jefferson Bank. (Exhibit 10.6)(3)

10.22 Mortgage, Assignment and Security Agreement, dated March 20, 1997, between Jefferson Bank and Neose. (Exhibit 10.7)(3)

10.23 Security Agreement, dated as of March 1, 1997, by and between Jefferson Bank and Neose. (Exhibit 10.8)(3)

10.24 Assignment of Contract, dated as of March 20, 1997, between Jefferson Bank and Neose. (Exhibit 10.9)(3)

10.25 Custodial and Collateral Security Agreement, dated as of March 20, 1997, by and among Offitbank, Jefferson Bank, and Neose. (Exhibit 10.10)(3)

10.26 Placement Agreement, dated March 20, 1997, among Montgomery County Industrial Development Authority, CoreStates Capital Markets, and Neose. (Exhibit 10.11)(3)

10.28 Remarketing Agreement, dated as of March 1, 1997, between CoreStates Capital Markets and Neose. (Exhibit 10.12)(3)

11*      Statement re: Computation of Net Loss Per Common Share.

23.1*    Consent of Arthur Andersen LLP.

24*      Powers of Attorney (included as part of signature page hereof).

27.1*    Financial Data Schedule.

------------------
*        Filed herewith

+ Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to an order of the SEC granting our application for confidential treatment filed pursuant to Rule 406 under the Securities Act.

++       Compensation plans and arrangements for executives and others.

(1) Filed as an Exhibit to our Registration Statement on Form S-1 (Registration No. 33-80693) filed with the SEC on December 21, 1995, as amended.

(2) Filed as an Exhibit to our Registration Statement on Form S-1 (Registration No. 333- 19629) filed with the SEC on January 13, 1997.

(3) Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997.

(4) Filed as an Exhibit to our Registration Statement on Form S-8 (Registration No. 333-35283) filed with the SEC on September 10, 1997.

(5) Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on October 1, 1997.

(6) Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on January 8, 1999.