Form 10-Q
period 1999-03-31
NEOSE TECHNOLOGIES INC
filed 1999-05-17
CIK 877902

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999.

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -----------------

                         Commission file number: 0-27718


                            NEOSE TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                         13-3549286
     -----------------------                                -------------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                 102 Witmer Road
              Horsham, Pennsylvania                                 19044
    ----------------------------------------                      ----------
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

                                Yes [X]  No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,908,583 shares of common stock, $.01 par value, were outstanding as of April 30, 1999.

                           NEOSE TECHNOLOGIES, INC.
                        (a development-stage company)

                                    INDEX


                                                                          Page
                                                                          ----
PART I.   FINANCIAL INFORMATION:

  Item 1. Financial Statements

       Consolidated Balance Sheets (unaudited) at December 31, 1998 and
       March 31, 1999........................................................  3

       Consolidated Statements of Operations (unaudited) for the three months ended March 31, 1998 and 1999, and for the period from inception through March 31, 1999......................................  4

       Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 1998 and 1999, and for the period from inception through March 31, 1999......................................  5

       Notes to Unaudited Consolidated Financial Statements..................  6


  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................  8

  Item 3. Quantitative and Qualitative Disclosure About Market Risk.......... 12


PART II.  OTHER INFORMATION:

  Item 2. Changes in Securities and Use of Proceeds.......................... 12

  Item 6. Exhibits and Reports on Form 8-K................................... 12


SIGNATURES................................................................... 13

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           NEOSE TECHNOLOGIES, INC.
                        (a development-stage company)

                         CONSOLIDATED BALANCE SHEETS
                                 (unaudited)
                   (in thousands, except per share amounts)


                                            December 31,           March 31,
                    Assets                      1998                1999
                                            ------------           ---------
Current assets:
 Cash and cash equivalents                     $ 9,484             $ 3,406
 Marketable securities                          22,539              25,217
 Restricted funds                                  468               2,123
 Prepaid expenses and other current assets         235                 460
                                               -------             -------
      Total current assets                      32,726              31,206

Property and equipment, net                     13,539              13,276

Acquired technology (See Note 3)                    --               3,300
                                               -------             -------

Total assets                                   $46,265             $47,782
                                               =======             =======

  Liabilities and Stockholders' Equity

Current liabilities:
 Current portion of long-term debt             $   617             $   611
 Accounts payable                                   45                 100
 Accrued expenses                                1,290               1,531
                                               -------             -------
   Total current liabilities                     1,952               2,242

Long-term debt                                   8,300               8,300
                                               -------             -------

   Total liabilities                            10,252              10,542
                                               -------             -------

Stockholders' equity:
   Preferred stock, $.01 par value,
     5,000 shares
     authorized, none issued                        --                  --
   Common stock, $.01 par value, 30,000
     shares authorized; 9,589 and
     9,908 shares issued and outstanding            96                  99
   Additional paid-in capital                   82,400              87,059
   Deferred compensation                          (211)               (564)
   Unrealized gains on marketable securities       222                 212
   Deficit accumulated during the
     development-stage                         (46,494)            (49,566)
                                               -------             -------

   Total stockholders' equity                   36,013              37,240
                                               -------             -------

Total liabilities and stockholders' equity     $46,265             $47,782
                                               =======             =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NEOSE TECHNOLOGIES, INC.
                        (a development-stage company)

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)
                   (in thousands, except per share amounts)


                                                                       Peiod from
                                           Three months ended           inception
                                                March 31,           (January 17, 1989)
                                           -------------------              to
                                             1998        1999         March 31, 1999
                                           -------     -------        --------------
Revenue from collaborative agreements       $   11      $  125           $ 6,470

Operating expenses:
  Research and development                   2,715       2,471            43,375
  General and administrative                   715       1,003            17,716
                                           -------     -------          --------
    Total operating expenses                 3,430       3,474            61,091
                                           -------     -------          --------

Operating loss                              (3,419)     (3,349)          (54,621)

Interest income                                571         384             7,377
Interest expense                              (138)       (107)           (2,322)
                                           -------     -------          --------

Net loss                                   $(2,986)    $(3,072)         $(49,566)
                                           =======     =======          ========

Basic and diluted net loss per share       $ (0.31)    $ (0.31)
                                           =======     =======

Basic and diluted weighted-average
shares outstanding                           9,532       9,860
                                           =======     =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           NEOSE TECHNOLOGIES, INC.
                        (a development-stage company)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)
                                (in thousands)


                                                              Three months ended         Period from
                                                                   March 31,              inception
                                                             ---------------------    (January 17, 1989)
                                                               1998         1999      to March 31, 1999
                                                             --------      -------    -----------------
Cash flows from operating activities:
   Net loss                                                  $ (2,986)     $(3,072)       $(49,566)
   Adjustments to reconcile net loss to cash used in
      operating activities:
      Depreciation and amortization                               379          404           5,609
      Common stock issued for non-cash and other charges           --           --              35
      Changes in operating assets and liabilities:
         Restricted funds                                        (128)      (1,655)         (2,052)
         Prepaid expenses and other                               (64)        (225)           (460)
         Accounts payable                                        (181)          55             100
         Accrued expenses                                        (706)         241             849
                                                             --------      -------        --------
            Net cash used in operating activities              (3,686)      (4,252)        (45,485)
                                                             --------      -------        --------
Cash flows from investing activities:
   Purchases of property and equipment                           (201)         (96)        (16,620)
   Proceeds from sale-leaseback of equipment                       --           --           1,382
   Purchases of marketable securities                              --      (24,593)        (75,716)
   Proceeds from sales of marketable securities                   988        5,930           8,515
   Proceeds from maturities of and other
      changes in marketable securities                             --       15,975          42,196
   Purchase of intellectual property                               --       (3,300)         (3,300)
                                                             --------      -------        --------
            Net cash provided by (used in)
               investing activities                               787       (6,084)        (43,543)
                                                             --------      -------        --------
Cash flows from financing activities:
   Proceeds from issuance of debt                                  --           --          11,955
   Repayment of debt                                             (119)          (6)         (4,341)
   Proceeds from issuance of preferred stock, net                  --           --          29,497
   Proceeds from issuance of common stock, net                     87        4,080           4,785
   Proceeds from public offerings, net                             --           --          49,466
   Proceeds from exercise of stock options and warrants             3          184           1,144
   Dividends paid                                                  --           --             (72)
                                                             --------      -------        --------
            Net cash provided by (used in)
               financing activities                               (29)       4,258          92,434
                                                             --------      -------        --------
Net increase (decrease) in cash and cash equivalents           (2,928)      (6,078)          3,406
Cash and cash equivalents, beginning of period                 17,098        9,484              --
                                                             --------      -------        --------
Cash and cash equivalents, end of period                     $ 14,170      $ 3,406        $  3,406
                                                             ========      =======        ========
Supplemental disclosure of
   cash flow information:
      Cash paid for interest                                 $    152      $   111        $  2,220
                                                             ========      =======        ========
Non-cash financing activities:
      Issuance of common stock for dividends                 $     --      $    --        $     90
                                                             ========      =======        ========
      Issuance of common stock to employees in
         lieu of cash compensation                           $     --      $    --        $     44
                                                             ========      =======        ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation

     We have used generally accepted accounting principles for interim financial information to prepare unaudited consolidated financial statements:

     o    As of March 31, 1999;
     o    For the three months ended March 31, 1998 and 1999; and
     o    For the period from inception (January 17, 1989) to March 31, 1999.

These consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In our opinion, the unaudited information includes all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. You should not base your estimate of our results of operations for 1999 solely on our results of operations for the three months ended March 31, 1999. You should read these consolidated financial statements in combination with:

     o    The other Notes in this section;
     o "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the following section; and
     o The Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 1998.

2. Agreement with Johnson & Johnson

     In 1997, we entered into a joint development agreement with McNeil Specialty Products Company, a subsidiary of Johnson & Johnson, for the joint development of novel technologies for the efficient large-scale manufacture of a particular class of complex carbohydrates for a number of human healthcare applications. In January 1999, the joint development agreement was extended and expanded, and Johnson & Johnson Development Corporation, another subsidiary of Johnson & Johnson, made a $4 million investment in our common stock. Under the joint development agreement, we jointly contemplate building and operating a manufacturing facility capable of producing at least one commercially promising complex carbohydrate by early 2000. Either party may terminate the agreement upon sixty days prior notice.

3. Acquisition of Intellectual Property from Cytel

     On March 26, 1999, we acquired the carbohydrate manufacturing patents, licenses, and other intellectual property of Cytel Corporation's Glytec business unit. We paid $3.5 million in cash to Cytel and an additional $1.5 million in cash into escrow, the release of which is conditioned on Cytel's satisfaction of certain matters relating to the acquired patents and licenses. We may be required to pay Cytel up to an additional $1.6 million in cash, contingent on potential payments and revenues realized by us from certain future corporate collaborations. We have capitalized $3.3 million of the amount paid to Cytel as developed technology, which is classified on our Balance Sheet as Acquired Technology. This amount will be amortized to our Statement of Operations over the estimated useful life of the technology. We currently estimate the useful life of the technology to be approximately seven to ten years. The remaining $200,000 was paid to Cytel from an escrow account funded by us in 1998. This amount was expensed to our Statement of Operations in 1998. We have recorded the $1.5 million placed into escrow as Restricted Funds.

4. Net Loss Per Share

     Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of securities into common stock. For the three months ended March 31, 1998 and 1999, the effects of the following were antidilutive; accordingly, they were excluded from the calculation of diluted earnings per share:

     o    The exercise of outstanding stock options and warrants; and
     o The conversion of outstanding shares of convertible preferred stock into common stock (as if converted into common stock on their dates of issuance).

5. Comprehensive Loss

     Our comprehensive loss for the three months ended March 31, 1998 and 1999 was $2,986,000 and $3,082,000, respectively. Comprehensive loss is comprised of net loss and other comprehensive income or loss. Currently, our only source of other comprehensive income or loss is unrealized gains and losses on our marketable securities that are classified as available-for-sale.

6. Reclassifications

     Some prior year amounts have been reclassified to conform to current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The statements in this Form 10-Q and the Exhibits that are not facts are forward-looking statements. Forward-looking statements involve predictions. Our actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect our actual results, performance, or achievements include the "Risk Factors" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 1998, and general financial, economic, regulatory, and political conditions affecting the biotechnology industry in general. Given these uncertainties, you should not base your decision to invest in our common stock on any forward-looking statements. In addition, we do not have any obligation or intent to update any of these risk factors or forward-looking statements to reflect future events or developments.

     You should read this section in combination with the Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998, included in our Annual Report on Form 10-K and in our 1998 Annual Report to Stockholders.

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

     We have incurred increasingly large losses each year. As of March 31, 1999, we had an accumulated deficit of approximately $49.6 million. We expect increased losses over at least the next several years as we expand research and development efforts, conduct additional clinical trials, expand manufacturing scale-up activities, and begin sales and marketing activities.

     We have not yet commercialized any products or technologies. We do not know if or when we will generate significant revenues from the commercialization of our products or technologies. Before we can commercialize any of our products or technologies, we must overcome many hurdles. Even if we commercialize one or more of our products or technologies, we may not become profitable.

Results of Operations

   Revenues

     Revenues from collaborative agreements for the three months ended March 31, 1999 increased to $125,000 from $11,000 for the corresponding period in 1998. Revenues for the 1999 period were received under our agreement with Bristol-Myers Squibb Company.

   Operating Expenses

     Research and development expenses for the three months ended March 31, 1999 decreased to $2,471,000 from $2,715,000 for the corresponding period in 1998. The expenses for the 1998 period reflect our significant manufacturing campaign to produce clinical trial material for NE-1530, our compound for the treatment of pediatric ear infections, and NE-0080, our compound for the treatment of gastritis and peptic ulcers caused by H. pylori infections. We did not conduct such a campaign during the comparable 1999 period.

     General and administrative expenses for the three months ended March 31, 1999 increased to $1,003,000 from $715,000 for the corresponding period in 1998. The increase during the 1999 period was primarily attributable to increased patent and general legal expenses associated with the acquisition of intellectual property from Cytel Corporation.

   Interest Income and Expense

     Interest income for the three months ended March 31, 1999 decreased to $384,000 from $571,000 for the corresponding period in 1998. The decrease was due to lower average cash and marketable securities balances during the 1999 period.

     Interest expense for the three months ended March 31, 1999 decreased to $107,000 from $138,000 for the corresponding period in 1998. The decrease was due to lower average loan balances outstanding during the 1999 period.

   Net Loss

     Our net loss for the three months ended March 31, 1999 increased to $3,072,000, or $0.31 per share, from $2,986,000, or $0.31 per share, for the corresponding period in 1998.

Liquidity and Capital Resources

     We have incurred increasingly large losses each year since our inception. As of March 31, 1999, we had a deficit accumulated during the development stage of approximately $49.6 million. We have financed our operations through private and public offerings of our securities and revenues from our collaborative agreements. We had $28.6 million in cash and marketable securities as of March 31, 1999, compared to $32.0 million in cash and marketable securities as of December 31, 1998. This decrease was attributable to our use of funds for the acquisition of intellectual property from Cytel Corporation and for our continuing operating activities. The decrease was partly offset by Johnson & Johnson Development Corporation's $4.0 million investment in our common stock in January 1999.

     On March 26, 1999, we acquired the carbohydrate manufacturing patents, licenses, and other intellectual property of Cytel Corporation's Glytec business unit. We paid $3.5 million in cash to

Cytel and an additional $1.5 million in cash into escrow, the release of which is conditioned on Cytel's satisfaction of certain matters relating to the acquired patents and licenses. We may be required to pay Cytel up to an additional $1.6 million in cash, contingent on potential payments and revenues realized by us from certain future corporate collaborations. We have capitalized $3.3 million of the $3.5 million paid to Cytel as developed technology, which is classified on our Balance Sheet as Acquired Technology. This amount will be amortized to our Statement of Operations over the estimated useful life of the technology. We currently estimate the useful life of the technology to be approximately seven to ten years. The remaining $200,000 was paid to Cytel from an escrow account funded by us in 1998. This amount was expensed to our Statement of Operations in 1998. We have recorded the $1.5 million placed into escrow as Restricted Funds.

     In 1997, we issued, through the Montgomery County (Pennsylvania) Industrial Development Authority, $9.4 million of taxable and tax-exempt bonds. The bonds were issued to finance the purchase of our previously leased building and the construction of a pilot-scale manufacturing facility within our building. The bonds are supported by a AA-rated letter of credit, and a reimbursement agreement between our bank and the letter of credit issuer. The interest rate on the bonds will vary weekly, depending on market rates for AA-rated taxable and tax-exempt obligations, respectively. As of March 31, 1999, the effective, blended interest rate was 7.25% per annum, including letter-of-credit and other fees. To provide credit support for this arrangement, we have given a first mortgage on the land, building, improvements, and certain machinery and equipment to our bank. In addition, we have agreed to maintain at least $20 million of cash and short-term investments. If we fail to comply with this covenant, we are required to deposit with the lender cash collateral up to, but not more than, the unpaid balance of the loan, which as of March 31, 1999 was $8.9 million.

     If the technology development program with Johnson & Johnson is successful, the parties will have to reach agreement upon the structure and financing of a large-scale manufacturing facility.

     During the quarter ended March 31, 1999, we purchased approximately $96,000 of property, equipment, and building improvements.

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

      We may need to sell additional stock, borrow additional money, or enter into new collaborative agreements both to fund operations until we become profitable and to make capital investments. The timing and amount of our future capital requirements will depend on many factors including those discussed above.

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

     We do not believe we have a material exposure to the Year 2000 issue for our information and non-information technology systems. We have reviewed these existing systems and they either correctly define the Year 2000 or are expected to be replaced before Year 2000 issues will arise. Each of our major vendors has informed us that they are taking appropriate steps to remediate their own Year 2000 issues. Our business, financial condition, and results of operations may be materially and adversely affected if our major vendors fail to remediate their own Year 2000 issues. We have not yet developed any contingency plans to address situations that may result if our operations are affected by Year 2000 issues that are not remediated.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     We do not hold any investments in market risk sensitive instruments. Accordingly, we believe that we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

     On January 13, 1999, we issued 286,097 shares of common stock to Johnson & Johnson Development Corporation for $4 million. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K.

     (a) List of Exhibits:

          10.1 Stock Purchase Agreement, dated as of January 13, 1999, by and between Neose and Johnson & Johnson Development Corporation.

          10.2* Asset Purchase Agreement, dated as of March 26, 1999, by and between Neose and Cytel Corporation.

          10.3* Escrow Agreement, dated as of March 26, 1999, by and among Neose, Cytel Corporation, and Chase Manhattan Trust Company, National Association.

          27    Financial Data Schedule.

     (b) Reports on Form 8-K. None.


     Explanation of Footnote to List of Exhibits

     * We have intentionally omitted portions of the exhibit from this filing. We have submitted an application for confidential treatment, which includes the omitted portions, to the Securities and Exchange Commission. Our application for confidential treatment was filed as specified in Rule 24b-2 of the Securities Exchange Act of 1934.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NEOSE TECHNOLOGIES, INC.



Date: May 17, 1999                    By: /s/ P. Sherrill Neff
                                          -------------------------------------
                                          P. Sherrill Neff
                                          President and Chief Financial Officer