Form 10-Q
period 1999-06-30
NEOSE TECHNOLOGIES INC
filed 1999-08-13
CIK 877902

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
(MARK ONE)


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

                                       OR

|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to ________________

                         Commission file number: 0-27718


                            NEOSE TECHNOLOGIES, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                                 13-3549286
       ---------------------------------                -------------------
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                 Identification No.)

               102 Witmer Road
            Horsham, Pennsylvania                            19044
   -----------------------------------------               -----------
    (Address of principal executive offices)                (Zip Code)

                                 (215) 441-5890
           ----------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,420,676 shares of common stock, $.01 par value, were outstanding as of July 31, 1999.

                            NEOSE TECHNOLOGIES, INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                                      INDEX


                                                                                                               Page
                                                                                                               ----
PART I.  FINANCIAL INFORMATION:
Item 1.  Financial Statements

         Consolidated Balance Sheets (unaudited) at December 31, 1998 and June 30, 1999...........................3

         Consolidated Statements of Operations (unaudited) for the three and six months ended
           June 30, 1998 and 1999, and for the period from inception through June 30, 1999........................4

         Consolidated Statements of Cash Flows (unaudited) for the three and six months ended
           June 30, 1998 and 1999, and for the period from inception through June 30, 1999........................5

         Notes to Unaudited Consolidated Financial Statements.....................................................6


Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..................................................................................8

Item 3.  Quantitative and Qualitative Disclosure About Market Risk...............................................12

PART II. OTHER INFORMATION:

Item 2.  Changes in Securities and Use of Proceeds...............................................................12

Item 4.  Submission of Maters to a Vote of Security Holders......................................................13

Item 6.  Exhibits and Reports on Form 8-K........................................................................13


SIGNATURES ......................................................................................................14


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                    (in thousands, except per share amounts)


                                                           December 31,       June 30,
                         ASSETS                               1998              1999
                                                            ---------         ---------
Current assets:
  Cash and cash equivalents                                 $   9,484         $  14,001
  Marketable securities                                        22,539            24,874
  Restricted funds                                                468             1,775
  Prepaid expenses and other current assets                       235               211
                                                            ---------         ---------
      Total current assets                                     32,726            40,861

Property and equipment, net                                    13,539            13,178

Acquired technology (See Note 3)                                 --               3,197
                                                            ---------         ---------

Total assets                                                $  46,265         $  57,236
                                                            =========         =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                         $     617         $   1,006
  Accounts payable                                                 45               115
  Accrued expenses                                              1,290             1,698
                                                            ---------         ---------
    Total current liabilities                                   1,952             2,819
Long-term debt                                                  8,300             7,300
                                                            ---------         ---------
    Total liabilities                                          10,252            10,119
                                                            ---------         ---------

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000 shares
       authorized, none issued                                   --                --
   Common stock, $.01 par value, 30,000 shares
      authorized; 9,589 and 11,411 shares issued and
      outstanding                                                  96               114
   Additional paid-in capital                                  82,400           100,873
   Deferred compensation                                         (211)             (820)
   Unrealized gains on marketable securities                      222               308
   Deficit accumulated during the development-stage           (46,494)          (53,358)
                                                            ---------         ---------

    Total stockholders' equity                                 36,013            47,117
                                                            ---------         ---------

Total liabilities and stockholders' equity                  $  46,265         $  57,236
                                                            =========         =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                    Three months                      Six months              Period from
                                                   ended June 30,                    ended June 30,            inception
                                             -------------------------         -------------------------   (January 17, 1989)
                                               1998             1999             1998             1999       to June 30, 1999
                                             --------         --------         --------         --------     ----------------
Revenue from collaborative agreements        $    254         $   --           $    265         $    125         $  6,470
                                             --------         --------         --------         --------         --------
Operating expenses:
   Research and development                     2,137            2,720            4,852            5,191           46,095
   General and administrative                   1,024            1,192            1,739            2,195           18,908
                                             --------         --------         --------         --------         --------
      Total operating expenses                  3,161            3,912            6,591            7,386           65,003
                                             --------         --------         --------         --------         --------
Operating loss                                 (2,907)          (3,912)          (6,326)          (7,261)         (58,533)
Interest income                                   522              222            1,093              606            7,599
Interest expense                                 (140)            (102)            (278)            (209)          (2,424)
                                             --------         --------         --------         --------         --------
Net loss                                     $ (2,525)        $ (3,792)        $ (5,511)        $ (6,864)        $(53,358)
                                             ========         ========         ========         ========         ========
Basic and diluted net loss per share         $  (0.26)        $  (0.38)        $  (0.58)        $  (0.69)
                                             ========         ========         ========         ========
Basic and diluted weighted-average
shares outstanding                              9,543            9,975            9,537            9,918
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

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                            Six months ended             Period from
                                                                               June 30,                   inception
                                                                      ---------------------------     (January 17, 1989)
                                                                         1998              1999        to June 30, 1999
                                                                      ----------        ---------      ----------------
Cash flows from operating activities:
   Net loss                                                           $  (5,511)        $  (6,864)        $ (53,358)
   Adjustments to reconcile net loss to cash used in
      operating activities:
      Depreciation and amortization                                         788             1,101             6,306
      Common stock issued for non-cash and other charges                   --                --                  35
      Changes in operating assets and liabilities:
         Restricted funds                                                   288            (1,307)           (1,704)
         Prepaid expenses and other                                        (362)               24              (211)
         Accounts payable                                                   (80)               70               115
         Accrued expenses                                                  (802)              408             1,016
                                                                      ---------         ---------         ---------
            Net cash used in operating activities                        (5,679)           (6,568)          (47,801)
                                                                      ---------         ---------         ---------
Cash flows from investing activities:
   Purchases of property and equipment                                     (477)             (445)          (16,969)
   Proceeds from sale-leaseback of equipment                               --                --               1,382
   Purchases of marketable securities                                      (992)          (31,484)          (82,607)
   Proceeds from sales of marketable securities                             988             6,906             9,491
   Proceeds from maturities of and other changes in marketable
      securities                                                           --              22,329            48,550
   Purchase of acquired technology                                         --              (3,300)           (3,300)
                                                                      ---------         ---------         ---------
            Net cash provided by (used in) investing
               activities                                                  (481)           (5,994)          (43,453)
                                                                      ---------         ---------         ---------
Cash flows from financing activities:
   Proceeds from issuance of debt                                          --                --              11,955
   Repayment of debt                                                       (741)             (611)           (4,946)
   Proceeds from issuance of preferred stock, net                          --                --              29,497
   Proceeds from issuance of common stock, net                               87            17,496            18,201
   Proceeds from public offerings, net                                     --                --              49,466
   Proceeds from exercise of stock options and warrants                      39               194             1,154
   Dividends paid                                                          --                --                 (72)
                                                                      ---------         ---------         ---------
            Net cash provided by (used in) financing
               activities                                                  (615)           17,079           105,255
                                                                      ---------         ---------         ---------
Net increase (decrease) in cash and cash equivalents                     (6,775)            4,517            14,001
Cash and cash equivalents, beginning of period                           17,098             9,484              --
                                                                      ---------         ---------         ---------
Cash and cash equivalents, end of period                              $  10,323         $  14,001         $  14,001
                                                                      =========         =========         =========
Supplemental disclosure of cash flow information:
      Cash paid for interest                                          $     296         $     214         $   2,323
                                                                      =========         =========         =========
Non-cash financing activities:
      Issuance of common stock for dividends                          $    --           $    --           $      90
                                                                      =========         =========         =========
      Issuance of common stock to employees in lieu of
        cash compensation                                             $    --           $    --           $      44
                                                                      =========         =========         =========


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

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   BASIS OF PRESENTATION

     We have used generally accepted accounting principles for interim financial information to prepare unaudited consolidated financial statements:

     o    As of June 30, 1999;

     o    For the three and six months ended June 30, 1998 and 1999; and

     o    For the period from inception (January 17, 1989) to June 30, 1999.

Our consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In our opinion, the unaudited information includes all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. You should not base your estimate of our results of operations for 1999 solely on our results of operations for the three and six months ended June 30, 1999. You should read these consolidated financial statements in combination with:

     o    The other Notes in this section;

     o "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the following section; and

     o The Consolidated Financial Statements, including the notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 1998.

2.   SALE OF COMMON STOCK

     On June 29, 1999, we completed a $14.25 million private placement of common stock. We sold 1.5 million shares of common stock to a selected group of institutional and individual investors at a price of $9.50 per share, the closing bid price of the stock on June 17, 1999. After payment of finder's fees and expenses, our net proceeds from the private placement were approximately $13.4 million.

3.   ACQUISITION OF INTELLECTUAL PROPERTY FROM CYTEL

     On March 26, 1999, we acquired the carbohydrate manufacturing patents, licenses, and other intellectual property of Cytel Corporation's Glytec business unit. We paid $3.5 million in cash to Cytel and an additional $1.5 million in cash into escrow, the release of which is conditioned on Cytel's satisfaction of certain matters relating to the acquired patents and licenses. We may be required to pay Cytel up to an additional $1.6 million in cash, contingent on potential payments and revenues realized by us from certain future corporate collaborations. We have capitalized $3.3 million of the amount paid to Cytel as developed technology, which is classified on our Consolidated Balance Sheet as Acquired Technology. The remaining $200,000 was paid to Cytel from an escrow account funded by us in 1998. This amount was expensed to our Consolidated Statement of Operations in

1998. We have recorded the $1.5 million placed into escrow as Restricted Funds on our Consolidated Balance Sheet. The Acquired Technology balance will be amortized to our Consolidated Statement of Operations over eight years, which we estimate to be the useful life of the technology. During the six months ended June 30, 1999, we recorded amortization expense of $103,000 relating to the acquired technology.

4.   AGREEMENT WITH JOHNSON & JOHNSON

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

5.   NET LOSS PER SHARE

     Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of securities into common stock. For the three and six months ended June 30, 1998 and 1999, the effects of the exercise of outstanding stock options and warrants were antidilutive; accordingly, they were excluded from the calculation of diluted earnings per share.

6.   COMPREHENSIVE LOSS

     Our comprehensive loss for the six months ended June 30, 1998 and 1999 was $5,511,000 and $6,778,000, respectively. Comprehensive loss is comprised of net loss and other comprehensive income or loss. Currently, our only source of other comprehensive income or loss is unrealized gains and losses on our marketable securities that are classified as available-for-sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements in this Form 10-Q and the Exhibits that are not facts are forward-looking statements. Forward-looking statements involve predictions. Our actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect our actual results, performance, or achievements include statements that address, among other things, increase of losses, success, and profitability of the business, necessity to sell additional securities, liquidity, and availability of additional funding sources, development, and commercialization of our products, continuation of collaboration with important business partners, dependence on licensors, protection of intellectual property in foreign countries, ability to obtain regulatory approvals for our products, development of commercial-scale manufacturing facilities and development of marketing and sales experience. These statements may be found in the "Risk Factors" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 1998, and general financial, economic, regulatory, and political conditions affecting the biotechnology industry in general. In addition, forward-looking statements that address the Year 2000 issue can be found in our Year 2000 disclosure. Given these uncertainties, you should not base your decision to invest in our common stock on any forward-looking statements. In addition, we do not have any obligation or intent to update any of these risk factors or forward-looking statements to reflect future events or developments.

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

     We have incurred increasingly large losses each year. As of June 30, 1999, we had an accumulated deficit of approximately $53.4 million. We expect increased losses over at least the next several years as we expand research and development efforts, conduct additional clinical trials, expand manufacturing scale-up activities, and begin sales and marketing activities.

     We have not yet commercialized any products or technologies. We do not know if or when we will generate significant revenues from the commercialization of our products or technologies. Before we can commercialize any of our products or technologies, we must overcome many hurdles. Even if we commercialize one or more of our products or technologies, we may not become profitable.

RESULTS OF OPERATIONS

Revenues

     Revenues from collaborative agreements for the three and six months ended June 30, 1999, were $0 and $125,000, respectively, compared to $254,000 and $265,000, respectively, for the corresponding periods in 1998. The decreases were primarily attributable to decreased non-recurring revenues received under our agreement with Bristol-Myers Squibb Company.

Operating Expenses

     Research and development expenses for the three and six months ended June 30, 1999, were $2,720,000 and $5,191,000, respectively, compared to $2,137,000 and $4,852,000, respectively, for the corresponding periods in 1998. The increases were primarily attributable to increased expenses associated with funding of outside research and the acquisition of intellectual property from Cytel Corporation. Specifically, we incurred expenses to retain certain former Cytel employees, and we began amortizing the purchase price of the intellectual property during the second quarter of 1999.

     General and administrative expenses for the three and six months ended June 30, 1999, were $1,192,000 and $2,195,000, respectively, compared to $1,024,000 and $1,739,000, respectively, for the corresponding periods in 1998. The increases were primarily attributable to increased patent and general legal expenses associated with the acquisition of intellectual property from Cytel Corporation.

Interest Income and Expense

     Interest income for the three and six months ended June 30, 1999, was $222,000 and $606,000, respectively, compared to $522,000 and $1,093,000, respectively, for the corresponding periods in 1998. The decreases were due to lower average cash and marketable securities balances during the 1999 periods.

     Interest expense for the three and six months ended June 30, 1999, was $102,000 and $209,000, respectively, compared to $140,000 and $278,000, respectively, for the corresponding periods in 1998. The differences were due to lower average loan balances outstanding during the 1999 periods.

Net Loss

     We incurred net losses of $3,792,000 and $6,864,000, or $0.38 and $0.69 per share, for the three and six months ended June 30, 1999, respectively, compared to $2,525,000 and $5,511,000, or $0.26 and $0.58 per share, respectively, for the corresponding periods in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     We have incurred increasingly large losses each year since our inception. As of June 30, 1999, we had a deficit accumulated during the development stage of approximately $53.4 million. We have financed our operations through private and public offerings of our securities and revenues from our collaborative agreements. We had $38.9 million in cash and marketable securities as of June 30, 1999, compared to $32.0 million in cash and marketable securities as of December 31, 1998. This increase was primarily attributable to our completion of two private placements of common stock totalling $18.25 million. The increase was partly offset by the use of funds for the acquisition of intellectual property from Cytel Corporation and for our continuing operating activities.

     On March 26, 1999, we acquired the carbohydrate manufacturing patents, licenses, and other intellectual property of Cytel Corporation's Glytec business unit. We paid $3.5 million in cash to Cytel and an additional $1.5 million in cash into escrow, the release of which is conditioned on Cytel's satisfaction of certain matters relating to the acquired patents and licenses. We may be required to pay Cytel up to an additional $1.6 million in cash, contingent on potential payments and revenues realized by us from certain future corporate collaborations. We have capitalized $3.3 million of the amount paid to Cytel as developed technology, which is classified on our Consolidated Balance Sheet as Acquired Technology. The remaining $200,000 was paid to Cytel from an escrow account funded by us in 1998. This amount was expensed to our Consolidated Statement of Operations in 1998. We have recorded the $1.5 million placed into escrow as Restricted Funds on our Consolidated Balance Sheet. The Acquired Technology balance will be amortized to our Consolidated Statement of Operations over eight years, which we estimate to be the useful life of the technology. During the six months ended June 30, 1999, we recorded amortization expense of $103,000 relating to the Acquired Technology.

     In 1997, we issued, through the Montgomery County (Pennsylvania) Industrial Development Authority, $9.4 million of taxable and tax-exempt bonds. The bonds were issued to finance the purchase of our previously leased building and the construction of a pilot-scale manufacturing facility within our building. The bonds are supported by a AA-rated letter of credit, and a reimbursement agreement between our bank and the letter of credit issuer. The interest rate on the bonds will vary weekly, depending on market rates for AA-rated taxable and tax-exempt obligations, respectively. As of June 30, 1999, the effective, blended interest rate was 6.5% per annum, including letter-of-credit and other fees. To provide credit support for this arrangement, we have given a first mortgage on the land, building, improvements, and certain machinery and equipment to our bank. In addition, we have agreed to maintain at least $20 million of cash and short-term investments. If we fail to comply with this covenant, we are required to deposit with the lender cash collateral up to, but not more than, the unpaid balance of the loan, which as of June 30, 1999 was $8.3 million.

     If the technology development program with Johnson & Johnson is successful, the parties will have to reach agreement upon the structure and financing of a large-scale manufacturing facility.

     During the six months ended June 30, 1999, we purchased approximately $445,000 of property, equipment, and building improvements.

     We expect that our existing cash and short-term investments will be adequate to fund our operations through mid-2001; however, changes in our collaborative relationships or our business, whether or not initiated by us, may cause us to deplete our cash and short-term investments sooner than the above estimate. The timing and amount of our future capital requirements and the adequacy of available funds will depend on many factors, including:

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

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On June 29, 1999, we completed a private placement of 1,500,000 shares of common stock to selected institutional and individual accredited investors for gross proceeds of $14.25 million. After payment of finder's fees and expenses, our net proceeds from the private placement were approximately $13.4 million. The shares were issued pursuant to an exemption from registration in accordance with Regulation D under the Securities Act of 1933.

     On January 13, 1999, we issued 286,097 shares of common stock to Johnson & Johnson Development Corporation for $4 million. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. NONE.


A.   Our Annual Meeting of Stockholders was held on June 15, 1999.

B.   The motions before stockholders were:

1.   To elect seven Directors.



                                    Votes        Votes       Votes                     Broker
     Name of Director                For        Against    Withheld    Abstentions    Nonvotes
     ----------------              ---------    -------    --------    -----------    --------
     Stephen A. Roth, Ph.D.        8,270,009      --        353,610        --           --
     P. Sherrill Neff              8,270,009      --        353,610        --           --
     William F. Hamilton, Ph.D.    8,270,009      --        353,610        --           --
     Douglas J. MacMaster, Jr.     8,270,009      --        353,610        --           --
     Lindsay A. Rosenwald, M.D.    8,270,009      --        353,610        --           --
     Lowell E. Sears               8,270,009      --        353,610        --           --
     Jerry A. Weisbach, Ph.D.      8,270,009      --        353,610        --           --


2. To approve and adopt our Amended and Restated 1995 Stock Option/Stock Issuance Plan to, among other things, increase the number of shares authorized for issuance under the plan and increase the number of shares that are automatically issuable each year to each non-employee director under the plan.


                         Votes For                           6,484,846
                         Votes Against                       2,007,155
                         Votes Withheld                            --
                         Abstentions                               882
                         Broker Nonvotes                           --


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  List of Exhibits:

          27   Financial Data Schedule.

(b)  Reports on Form 8-K. None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               NEOSE TECHNOLOGIES, INC.



Date: August 13, 1999                          By: /s/ P. Sherrill Neff
                                                   --------------------------
                                                   P. Sherrill Neff
                                                   President and Chief
                                                   Financial Officer