Form 10-Q
period 1999-09-30
NEOSE TECHNOLOGIES INC
filed 1999-11-15
CIK 877902

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ___________________

                         Commission file number: 0-27718


                            NEOSE TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                       13-3549286
   ---------------------------------                      -------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)

           102 Witmer Road
        Horsham, Pennsylvania                                   19044
----------------------------------------                     -----------
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

                                Yes [X]    No [ ]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,428,932 shares of common stock, $.01 par value, were outstanding as of October 31, 1999.

                            NEOSE TECHNOLOGIES, INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                                      INDEX


                                                                                                              Page
                                                                                                              ----
PART I. FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Consolidated Balance Sheets (unaudited) at December 31, 1998 and
         September 30, 1999.......................................................................................3

         Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 1998 and 1999, and for the period from inception through September 30, 1999.....................................................................4

         Consolidated Statements of Cash Flows (unaudited) for the nine months ended
         September 30, 1998 and 1999, and for the period from inception through
         September 30, 1999.......................................................................................5

         Notes to Unaudited Consolidated Financial Statements.....................................................6


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations....................................................................................9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk...............................................15

PART II. OTHER INFORMATION:

Item 2.  Changes in Securities and Use of Proceeds...............................................................15

Item 6.  Exhibits and Reports on Form 8-K........................................................................15


SIGNATURES.......................................................................................................16

                                       2

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                    (in thousands, except per share amounts)

                           ASSETS                          December 31, 1998      September 30, 1999
                                                           -----------------      ------------------
Current assets:
  Cash and cash equivalents                                   $     9,484             $     5,048
  Marketable securities                                            22,539                  30,748
  Restricted funds                                                    468                   2,029
  Prepaid expenses and other current assets                           235                     157
                                                              -----------             -----------
      Total current assets                                         32,726                  37,982

Property and equipment, net                                        13,539                  13,467

Acquired technology (See Note 3)                                       --                   3,094
                                                              -----------             -----------

Total assets                                                  $    46,265             $    54,543
                                                              ===========             ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                           $       617             $     1,000
  Accounts payable                                                     45                     215
  Accrued expenses                                                  1,290                   1,899
                                                              -----------             -----------
    Total current liabilities                                       1,952                   3,114

Long-term debt                                                      8,300                   7,300
                                                              -----------             -----------

    Total liabilities                                              10,252                  10,414
                                                              -----------             -----------

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000 shares
       authorized, none issued                                         --                      --
   Common stock, $.01 par value, 30,000 shares
      authorized; 9,589 and 11,411 shares issued and
      outstanding, respectively                                        96                     114
   Additional paid-in capital                                      82,400                 100,792
   Deferred compensation                                             (211)                   (502)
   Unrealized gains on marketable securities                          222                      92
   Deficit accumulated during the development-stage               (46,494)                (56,367)
                                                              -----------             -----------

    Total stockholders' equity                                     36,013                  44,129
                                                              -----------             -----------

Total liabilities and stockholders' equity                    $    46,265             $    54,543
                                                              ===========             ===========

The accompanying notes are an integral part of these consolidated financial statements.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                                                                           Period from
                                                   Three months                   Nine months               inception
                                               ended September 30,             ended September 30,      (January 17, 1989)
                                            --------------------------      -------------------------    to September 30,
                                              1998             1999           1998            1999            1999
                                            --------        ----------      --------      -----------    ----------------
Revenue from collaborative agreements       $      -        $       92      $    265       $      217      $     6,562
                                            --------        ----------      --------       ----------      -----------

Operating expenses:
   Research and development                    2,505             2,435         7,357            7,626           48,530
   General and administrative                    923             1,238         2,662            3,433           20,146
                                            --------        ----------      --------       ----------      -----------
      Total operating expenses                 3,428             3,673        10,019           11,059           68,676
                                            --------        ----------      --------       ----------      -----------

Operating loss                                (3,428)           (3,581)       (9,754)         (10,842)         (62,114)

Interest income                                  486               678         1,579            1,284            8,277
Interest expense                                (139)             (106)         (417)            (315)          (2,530)
                                            --------        ----------      --------       ----------      -----------

Net loss                                    $ (3,081)       $   (3,009)     $ (8,592)      $   (9,873)     $   (56,367)
                                            ========        ==========      ========       ==========      ===========

Basic and diluted net loss per share        $  (0.32)       $    (0.26)     $  (0.90)      $    (0.95)
                                            ========        ==========      ========       ==========

Basic and diluted weighted-average
shares outstanding                             9,568            11,422         9,548           10,425
                                            ========        ==========      ========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                                               Period from
                                                                          Nine months ended                      inception
                                                                             September 30,                   (January 17, 1989)
                                                                   --------------------------------           to September 30,
                                                                      1998                 1999                    1999
                                                                   ---------             ----------          ------------------
Cash flows from operating activities:
   Net loss                                                        $  (8,592)            $  (9,873)             $  (56,367)
   Adjustments to reconcile net loss to cash used in
      operating activities:
      Depreciation and amortization                                    1,203                 1,596                   6,801
      Common stock issued for non-cash and other charges                  --                    --                      35
      Changes in operating assets and liabilities:
         Restricted funds                                                (14)               (1,561)                 (1,958)
         Prepaid expenses and other                                      198                    33                    (202)
         Accounts payable                                                (73)                  170                     215
         Accrued expenses                                               (428)                  609                   1,217
                                                                   ---------             ---------              ----------
            Net cash used in operating activities                     (7,706)               (9,026)                (50,259)
                                                                   ---------             ---------              ----------
Cash flows from investing activities:
   Purchases of property and equipment                                  (647)                 (920)                (17,444)
   Proceeds from sale-leaseback of equipment                              --                    --                   1,382
   Purchases of marketable securities                                 (8,611)              (67,954)               (119,077)
   Proceeds from sales of marketable securities                       19,167                 8,882                  11,466
   Proceeds from maturities of and other changes in marketable
      securities                                                          --                50,733                  76,954
   Purchase of acquired technology                                        --                (3,300)                 (3,300)
                                                                   ---------             ---------              ----------
           Net cash provided by (used in) investing activities         9,909               (12,559)                (50,019)
                                                                   ---------             ---------              ----------
Cash flows from financing activities:
   Proceeds from issuance of debt                                         --                    --                  11,955
   Repayment of debt                                                    (921)                 (617)                 (4,952)
   Proceeds from issuance of preferred stock, net                         --                    --                  29,497
   Proceeds from issuance of common stock, net                           171                17,572                  18,277
   Proceeds from public offerings, net                                    --                    --                  49,466
   Proceeds from exercise of stock options and warrants                  119                   194                   1,155
   Dividends paid                                                         --                    --                     (72)
                                                                   ---------             ---------              ----------
            Net cash provided by (used in) financing activities         (631)               17,149                 105,326
                                                                   ---------             ---------              ----------
Net increase (decrease) in cash and cash equivalents                   1,572                (4,436)                  5,048
Cash and cash equivalents, beginning of period                        17,098                 9,484                      --
                                                                   ---------             ---------              ----------
Cash and cash equivalents, end of period                           $  18,670             $   5,048              $    5,048
                                                                   =========             =========              ==========
Supplemental disclosure of cash flow information:
      Cash paid for interest                                       $     428             $     273              $    2,427
                                                                   =========             =========              ==========
Non-cash financing activities:
      Issuance of common stock for dividends                       $      --             $      --              $       90
                                                                   =========             =========              ==========
      Issuance of common stock to employees in lieu of
        cash compensation                                          $      --             $      --              $       44
                                                                   =========             =========              ==========

The accompanying notes are an integral part of these consolidated financial statements.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

     We have used generally accepted accounting principles for interim financial information to prepare unaudited consolidated financial statements:

     o   As of September 30, 1999;
     o   For the three and nine months ended September 30, 1998 and 1999; and
     o   For the period from inception (January 17, 1989) to September 30, 1999.

Our consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In our opinion, the unaudited information includes all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. You should not base your estimate of our results of operations for 1999 solely on our results of operations for the three and nine months ended September 30, 1999. You should read these consolidated financial statements in combination with:

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

3. ACQUISITION OF INTELLECTUAL PROPERTY FROM CYTEL

     On March 26, 1999, we acquired the carbohydrate manufacturing patents, licenses, and other intellectual property of Cytel Corporation's Glytec business unit. We paid $3.5 million in cash to Cytel and an additional $1.5 million in cash into escrow, the release of which is conditioned on Cytel's satisfaction of certain matters relating to the acquired patents and licenses. We may be required to pay Cytel up to an additional $1.6 million in cash, contingent on potential payments and revenues realized by us from certain future corporate collaborations. We have capitalized $3.3 million of the amount paid to Cytel as developed technology, which is classified on our Consolidated Balance Sheet as Acquired Technology. The remaining $200,000 was paid to Cytel from an escrow account funded by us in 1998. This amount was expensed to our Consolidated Statement of Operations in

1998. We have recorded the $1.5 million placed into escrow as Restricted Funds on our Consolidated Balance Sheet. The Acquired Technology balance will be amortized to our Consolidated Statement of Operations over eight years, which we estimate to be the useful life of the technology. During the nine months ended September 30, 1999, we recorded amortization expense of $206,000 relating to the acquired technology.

4. AGREEMENT WITH JOHNSON & JOHNSON

     On October 13, 1999, we formed a joint venture with McNeil Specialty Products Company, a subsidiary of Johnson & Johnson, to develop cost-effective production of certain complex carbohydrates. The joint venture replaces and expands the previous research and development agreement between Neose and McNeil Specialty.

     Under the new agreement, if McNeil Specialty and we jointly decide to build additional production facilities, we are required to contribute 15% of the cost of capital expenditures, up to a maximum of $1.85 million. McNeil Specialty is required to fund the remainder of the capital expenditures plus any operating losses of the joint venture. If we fail to contribute 50% of the cost of capital expenditures of the joint venture, our percentage ownership of the joint venture will be less than 50%. If this occurs, we have the option until September 30, 2006 of returning to 50% ownership of the joint venture by reimbursing McNeil Specialty for 50% of the cost of capital expenditures of the joint venture, less amounts we have previously contributed. Alternatively, at our option, we may maintain our 50% ownership in the joint venture by contributing 50% of the cost of capital expenditures of the joint venture.

5. AGREEMENT WITH WYETH NUTRITIONALS INTERNATIONAL

     On November 8, 1999, we announced that we entered into a collaboration and license agreement with American Home Products Corporation to develop and commercialize a bioactive milk-based carbohydrate for use in infant and pediatric nutritional formulas marketed by Wyeth Nutritionals International, a business unit of American Home Products.

     Under the agreement, the two companies will conduct a joint research and development program, with Wyeth's activities focused on use of the ingredient in its pediatric products, and with Neose's activities focused on the development of commercial scale manufacturing capabilities for the novel bioactive carbohydrate ingredient. The agreement provides for development fees payable to Neose prior to commercialization, and anticipates that we will manufacture and sell the novel ingredients to Wyeth, and will receive royalties upon commercialization.

     In conjunction with entering into the agreement with American Home Products, we changed our license agreement with Abbott Laboratories from an exclusive to a non-exclusive agreement, in accordance with the provisions of the agreement with Abbott. As a result, Abbott no longer has an obligation to pay us $5 million upon commercializing a product manufactured using our technology. In addition, royalties payable by Abbott upon commercialization have been reduced by 50%.

6. MARKETABLE SECURITIES

     Marketable securities consist of investments that have a maturity of more than three months on the date of purchase. To maintain the safety and liquidity of our marketable securities, we have established guidelines for the concentration, maturities, and credit ratings of our investments.

     In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," we determine the appropriate classification of our debt securities at the time of purchase and re-evaluate such designation as of each balance sheet date. Marketable securities that we have the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost. Our other marketable securities are classified as available-for-sale securities and are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity. All realized gains and losses on our available-for-sale securities, computed using specific identification, and any declines in value determined to be permanent are recognized in the Consolidated Statements of Operations.

     As of September 30, 1999, marketable securities consisted of securities and obligations of either the U.S. Treasury or U.S. government agencies. The following summary contains additional information about our marketable securities as of September 30, 1999 (in thousands):


 Available-for-sale securities
      Cost                                                 10,129
      Gross unrealized gains                                   92
      Gross unrealized losses                                  --
                                                           ------
      Fair value of available-for-sale securities          10,221
      Less amounts classified as cash equivalents          (4,222)
                                                           ------
           Total available-for-sale securities                          5,999

 Held-to-maturity securities (at amortized cost)                       24,749
                                                                       ------

 Total marketable securities                                           30,748
                                                                       ======

7. NET LOSS PER SHARE

     Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of securities into common stock. For the three and nine months ended September 30, 1998 and 1999, the effects of the exercise of outstanding stock options and warrants were antidilutive; accordingly, they were excluded from the calculation of diluted earnings per share.

8. COMPREHENSIVE LOSS

     Our comprehensive loss for the nine months ended September 30, 1998 and 1999 was $8,592,000 and $10,003,000, respectively. Comprehensive loss is comprised of net loss and other comprehensive income or loss. Our only source of other comprehensive income or loss is unrealized gains and losses on our marketable securities that are classified as available-for-sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995:

This report and the documents incorporated by reference herein contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report and the documents incorporated herein by reference, the words "anticipate," "believe," "estimate," and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements include, among others, the statements in Management's Discussion and Analysis about our:

o  expectations for increases in operating expenses;

o expectations for increases in research and development and general and administrative expenses in order to develop new products, manufacture commercial quantities of products, and fund additional clinical trials;

o expectations for the development, manufacturing, and approval of new products;

o expectations for incurring additional capital expenditures to expand our manufacturing capabilities;

o expectations for generating revenue or becoming profitable on a sustained basis;

o ability to enter into additional marketing agreements and the ability of our existing marketing partners to commercialize products incorporating our technologies;

o estimate of the sufficiency of our existing cash and cash equivalents and investments to finance our operating and capital requirements through Mid-2001;

o  expected losses in 1999 and subsequent years;

o  expectations for future capital requirements;

o  our identification and resolution of Year 2000 issues; and

o estimate of the impact to us of the failure of critical suppliers and customers to achieve Year 2000 compliance.

Our actual results could differ materially from those results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect our actual results include the following:

o  our ability to commercialize any of our products or technologies;

o our ability to maintain our existing collaborative arrangements and enter into new collaborative arrangements;

o  our ability to develop commercial-scale manufacturing facilities;

o our ability to protect our proprietary products, know-how, and manufacturing processes;

o unanticipated cash requirements to support current operations or research and development;

o  our ability to attract and retain key personnel;

o general economic conditions and specifically, conditions in the health care industry; and

o  unanticipated costs of Year 2000 compliance.

These and other risks and uncertainties that could affect our actual results are discussed in greater detail in this report and in our other filings with the Securities and Exchange Commission.

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

     We have not generated any material revenues from operations, except for interest income and revenues from collaborative agreements, including our agreements with Abbott Laboratories. Under our agreements, Abbott has a non-exclusive right to use our technology to manufacture and commercialize, for nutritional purposes only, any complex carbohydrate naturally found in breast milk. We have received approximately $11.2 million in contract payments, license fees, milestone payments, and equity investments from Abbott. Under our agreements, we will receive further payments from Abbott only if Abbott commercializes a product manufactured using our technology.

     We have incurred increasingly large losses each year. As of September 30, 1999, we had an accumulated deficit of approximately $56.4 million. We expect increased losses over at least the next several years as we expand research and development efforts, conduct additional clinical trials, expand manufacturing scale-up activities, and begin sales and marketing activities.

     We have not yet commercialized any products or technologies. We do not know if or when we will generate significant revenues from the commercialization of our products or technologies. Before we can commercialize any of our products or technologies, we must overcome many hurdles. Even if we commercialize one or more of our products or technologies, we may not become profitable.

RESULTS OF OPERATIONS

Revenues

     Revenues from collaborative agreements for the three and nine months ended September 30, 1999, were $92,000 and $217,000, respectively, compared to $0 and $265,000, respectively, for the corresponding periods in 1998. The differences were primarily attributable to fluctuating non-recurring revenues received under our agreement with Bristol-Myers Squibb Company.

Operating Expenses

         Research and development expenses for the three and nine months ended September 30, 1999, were $2,435,000 and $7,626,000, respectively, compared to $2,505,000 and $7,357,000, respectively, for the corresponding periods in 1998. The increase for the nine-month period was primarily attributable to increased expenses associated with funding of outside research and the acquisition of intellectual property from Cytel Corporation. Specifically, we incurred expenses to retain certain former Cytel employees, and we began amortizing the purchase price of the intellectual property during the second quarter of 1999.

     General and administrative expenses for the three and nine months ended September 30, 1999, were $1,238,000 and $3,433,000, respectively, compared to $923,000 and $2,662,000, respectively, for the corresponding periods in 1998. The increases were primarily attributable to increased patent and general legal expenses associated with the acquisition of intellectual property from Cytel Corporation.

Interest Income and Expense

     Interest income for the three and nine months ended September 30, 1999, was $678,000 and $1,284,000, respectively, compared to $486,000 and $1,579,000, respectively, for the corresponding periods in 1998. The differences were due to fluctuating average cash and marketable securities balances during the 1999 periods.

     Interest expense for the three and nine months ended September 30, 1999, was $106,000 and $315,000, respectively, compared to $139,000 and $417,000, respectively, for the corresponding periods in 1998. The decreases were due to lower average loan balances outstanding during the 1999 periods.

Net Loss

     We incurred net losses of $3,009,000 and $9,873,000, or $0.26 and $0.95 per share, for the three and nine months ended September 30, 1999, respectively, compared to $3,081,000 and $8,592,000, or $0.32 and $0.90 per share, respectively, for the corresponding periods in 1998. The decrease in our net loss per share for the quarter ended September 30, 1999 from the comparable 1998 period is due largely to the issuance of 1.5 million shares in a private placement completed in June 1999.

LIQUIDITY AND CAPITAL RESOURCES

     We have incurred increasingly large losses each year since our inception. As of September 30, 1999, we had a deficit accumulated during the development stage of approximately $56.4 million. We have financed our operations through private and public offerings of our securities and revenues from our collaborative agreements. We had $35.8 million in cash and marketable securities as of September 30, 1999, compared to $32.0 million in cash and marketable securities as of December 31, 1998. This increase was primarily attributable to our completion of two private placements of common stock totalling $18.25 million. The increase was partly offset by the use of funds for the acquisition of intellectual property from Cytel Corporation and for our continuing operating activities.

     On November 8, 1999, we announced that we entered into a collaboration and license agreement with American Home Products Corporation to develop and commercialize a bioactive milk-based carbohydrate for use in infant and pediatric nutritional formulas marketed by Wyeth Nutritionals International, a business unit of American Home Products. The agreement provides for development fees payable to Neose prior to commercialization, and anticipates that we will manufacture and sell the novel ingredients to Wyeth, and will receive royalties upon commercialization.

     In conjunction with entering into the agreement with American Home Products, we changed our license agreement with Abbott Laboratories from an exclusive to a non-exclusive agreement, in accordance with the provisions of the agreement with Abbott. As a result, Abbott no longer has an obligation to pay us $5 million upon commercializing a product manufactured using our technology. In addition, royalties payable by Abbott upon commercialization have been reduced by 50%.

     On October 13, 1999, we formed a joint venture with McNeil Specialty Products Company, a subsidiary of Johnson & Johnson, to develop cost-effective production of certain complex carbohydrates. The joint venture replaces and expands the previous research and development agreement between Neose and McNeil Specialty.

     Under the new agreement, if we and McNeil Specialty jointly decide to build additional production facilities, we are required to contribute 15% of the cost of capital expenditures, up to a maximum of $1.85 million. McNeil Specialty is required to fund the remainder of the capital expenditures plus any operating losses of the joint venture. If we fail to contribute 50% of the cost of capital expenditures of the joint venture, our percentage ownership of the joint venture will be less than 50%. If this occurs, we have the option until September 30, 2006 of returning to 50% ownership of the joint venture by reimbursing McNeil Specialty for 50% of the cost of capital expenditures of the joint venture, less amounts we have previously contributed. Alternatively, at our option, we may maintain our 50% ownership in the joint venture by contributing 50% of the cost of capital expenditures of the joint venture.

     On March 26, 1999, we acquired the carbohydrate manufacturing patents, licenses, and other intellectual property of Cytel Corporation's Glytec business unit. We paid $3.5 million in cash to Cytel and an additional $1.5 million in cash into escrow, the release of which is conditioned on Cytel's satisfaction of certain matters relating to the acquired patents and licenses. We may be required to pay Cytel up to an additional $1.6 million in cash, contingent on potential payments and revenues realized by us from certain future corporate collaborations. We have capitalized $3.3 million of the amount paid to Cytel as developed technology, which is classified on our Consolidated Balance Sheet as Acquired Technology. The remaining $200,000 was paid to Cytel from an escrow account funded by us in 1998. This amount was expensed to our Consolidated Statement of Operations in 1998. We have recorded the $1.5 million placed into escrow as Restricted Funds on our Consolidated Balance Sheet. The Acquired Technology balance will be amortized to our Consolidated Statement of Operations over eight years, which we estimate to be the useful life of the technology. During the nine months ended September 30, 1999, we recorded amortization expense of $206,000 relating to the Acquired Technology.

     In 1997, we issued, through the Montgomery County (Pennsylvania) Industrial Development Authority, $9.4 million of taxable and tax-exempt bonds. The bonds were issued to finance the purchase of our previously leased building and the construction of a pilot-scale manufacturing facility within our building. The bonds are supported by a AA-rated letter of credit, and a reimbursement agreement between our bank and the letter of credit issuer. The interest rate on the bonds will vary weekly, depending on market rates for AA-rated taxable and tax-exempt obligations, respectively. As of September 30, 1999, the effective, blended interest rate was 6.7% per annum, including letter-of-credit and other fees. To provide credit support for this arrangement, we have given a first mortgage on the land, building, improvements, and certain machinery and equipment to our bank. In addition, we have agreed to maintain at least $20 million of cash and short-term investments. If we fail to comply with this covenant, we are required to deposit with the lender cash collateral up to, but not more than, the unpaid balance of the loan, which as of September 30, 1999 was $8.3 million.

     During the nine months ended September 30, 1999, we purchased approximately $920,000 of property, equipment, and building improvements.

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

     Our historical costs directly related to Year 2000 issue evaluation, remediation, and validation have been immaterial as our systems have been on a normal replacement schedule with only immaterial opportunity costs of personnel to ensure new systems and third parties are Year 2000 compliant. We estimate that the future expenses and capital expenditures necessary to complete our Year 2000 evaluation, remediation, and validation of all systems will not exceed $300,000.

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




                                       NEOSE TECHNOLOGIES, INC.



Date:    November 15, 1999             By: /s/  P. Sherrill Neff
                                           -------------------------------------
                                           P. Sherrill Neff
                                           President and Chief Financial Officer