Form 10-K
period 1999-12-31
NEOSE TECHNOLOGIES INC
filed 2000-02-23
CIK 877902

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the fiscal year ended December 31, 1999 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the transition period from __________________ to
    __________________ .

                         COMMISSION FILE NUMBER 0-27718

                            NEOSE TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                          13-3549286
        -------------------------------           -------------------
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)           Identification No.)

     102 WITMER ROAD, HORSHAM, PENNSYLVANIA             19044
------------------------------------------------      ----------
    (Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code: (215) 441-5890

          Securities registered pursuant to Section 12(b) of the Act:

                    NONE                                           NONE
             -------------------                 -----------------------------------------
             Title of each Class                 Name of each exchange on which registered

          Securities registered pursuant to Section 12(g) of the Act:

PREFERRED SHARE PURCHASE RIGHTS   COMMON STOCK, PAR VALUE $.01 PER SHARE
--------------------------------  ---------------------------------------
        (Title of class)                     (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No / /

     As of February 22, 2000, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $261,438,695. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the National Market segment of The Nasdaq Stock Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and executive officers of the Company.

     As of February 22, 2000, there were 11,488,212 shares of the registrant's Common Stock outstanding.

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

     As stated in Part III of this Annual Report on Form 10-K, portions of the registrant's definitive proxy statement for the registrant's 1999 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                               PAGE
                                                                               ----
ITEM 1.          Business....................................................    1

ITEM 2.          Properties..................................................   20

ITEM 3.          Legal proceedings...........................................   20

ITEM 4.          Submission Of Matters To A Vote Of Security Holders.........   20

                                      PART II

ITEM 5.          Market For Registrant's Common Equity And Related
                 Stockholder Matters.........................................   21

ITEM 6.          Selected Consolidated Historical Financial Data.............   22

ITEM 7.          Management's Discussion And Analysis Of Financial Condition
                 And Results Of Operations...................................   23

ITEM 7A.         Quantitative and Qualitative Disclosure About Market Risk...   25

ITEM 8.          Financial Statements And Supplementary Data.................   25

ITEM 9.          Changes In And Disagreements With Accountants On Accounting
                 And Financial Disclosures...................................   25

                                     PART III

ITEM 10.         Directors And Executive Officers Of The Company.............   26

ITEM 11.         Executive Compensation......................................   26

ITEM 12.         Security Ownership Of Certain Beneficial Owners And
                 Management..................................................   26

ITEM 13.         Certain Relationships And Related Transactions..............   26

                                      PART IV

ITEM 14.         Exhibits, Financial Statement Schedules, And Reports On Form
                 8-K.........................................................   26

NEOSE is one of our trademarks. This Form 10-K also includes trademarks and trade names of other companies.

                                     PART I

ITEM 1.  BUSINESS.

                           FORWARD-LOOKING STATEMENTS

     Some of the statements in this Form 10-K and the Exhibits contain forward-looking statements within Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-K and the Exhibits, the words "anticipate," "believe," "estimate," "may," "expect," and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements include, among others, the statements in Management's Discussion and Analysis about our:

     o expectations for increases in operating expenses;
     o expectations for increases in research and development and general and administrative expenses in order to develop new products and manufacture commercial quantities of products;
     o expectations for the development, manufacturing, and approval of new products;
     o expectations for incurring additional capital expenditures to expand our manufacturing capabilities;
     o expectations for generating revenue or becoming profitable on a sustained basis;
     o ability to enter into additional marketing agreements and the ability of our existing marketing partners to commercialize products incorporating our technologies;
     o estimate of the sufficiency of our existing cash and cash equivalents and investments to finance our operating and capital requirements;
     o expected losses; and
     o expectations for future capital requirements.

     Our actual results could differ materially from those results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect our actual results include the following:

     o our ability to commercialize any of our products or technologies;
     o our ability to maintain our existing collaborative arrangements and enter into new collaborative arrangements;
     o our ability to develop commercial-scale manufacturing facilities;
     o our ability to protect our proprietary products, know-how, and manufacturing processes;
     o unanticipated cash requirements to support current operations or research and development;
     o the timing and extent of funding requirements for the joint venture's activities;
     o our ability to attract and retain key personnel; and
     o general economic conditions.

     These and other risks and uncertainties that could affect our actual results are discussed in greater detail in this Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements.

     We do not intend to update any of the forward-looking statements after the date of this Form 10-K to conform them to actual results.

                                  RISK FACTORS

     You should carefully consider the risks and uncertainties. If any of the following occurs, our business, financial condition, or operating results could be materially harmed. This could cause the trading price of our common stock to decline, and you may lose all or part of your investment.

                         RISKS RELATED TO OUR BUSINESS

WE HAVE NOT YET COMMERCIALIZED ANY PRODUCTS OR TECHNOLOGIES, AND WE MAY NEVER BECOME PROFITABLE.

     We currently have no material revenues. Although we began operations in 1990, we have not generated any revenues from operations, except for interest income and revenues from collaborative agreements. We have not yet commercialized any products or technologies and we cannot be sure that we will ever be able to do so. Even if we commercialize one or more of our products or technologies, we may not become profitable. Our ability to achieve profitability is dependent on a number of factors, including our ability to complete our development efforts, obtain regulatory approval for our product candidates, and commercialize successfully those product candidates or our technologies.

WE HAVE A HISTORY OF OPERATING LOSSES, AND WE MAY INCUR CONTINUED LOSSES FOR SOME TIME.

     We have incurred operating losses each year and, given our planned level of operating expenses, we may continue to incur operating losses for some time. As of December 31, 1999, we had an accumulated deficit of approximately $60 million. We expect additional losses for some time as we expand research and development efforts, expand manufacturing scale-up activities, and begin sales and marketing activities. We may continue to incur substantial operating losses even if our revenues increase. As a result, we cannot predict the extent of future losses or the time required for us to achieve profitability, if at all.

OUR TECHNOLOGIES MAY PROVE TO BE INEFFECTIVE, OR IT MAY BE YEARS, IF EVER, BEFORE WE CAN DEVELOP AND COMMERCIALIZE OUR PRODUCTS.

     Our technology involves new and unproven approaches. We are developing processes based on our enzymatic carbohydrate synthesis technology platform to manufacture complex carbohydrates. We are using these manufacturing processes to discover, develop, and commercialize complex carbohydrates for pharmaceutical, biotechnology, nutritional, and consumer product applications. Most complex carbohydrates sold today are derived from natural sources. There has been only very limited development and commercialization of synthesized complex carbohydrates, in part because of manufacturing limitations. We may face obstacles and difficulties unknown to us today. In addition, we may incur costs that we did not expect, and the costs associated with manufacturing commercial quantities of synthesized complex carbohydrates may make commercialization unprofitable. We may fail to overcome the difficulties posed in manufacturing synthesized complex carbohydrates, or complete successfully all the other activities required to commercialize any synthesized complex carbohydrate.

     To date, we have not entered into any major collaboration agreements involving our glycoprotein remodeling technology. We also may find that our glycoprotein remodeling technology fails to improve drug properties or is not scaleable into commercial production processes. Either of these would prevent our technology from being adopted by the biopharmaceutical industry.

OUR SUCCESS DEPENDS UPON OUR COLLABORATIVE RELATIONSHIPS.

     We have collaborative agreements with Bristol-Myers, McNeil, and Wyeth. We have committed significant resources and costs in the expectation that these collaborations will become profitable in the future. Each of these collaborative agreements presents risks to us as described below.

     Bristol-Myers. Our agreement with Bristol-Myers requires us to develop proprietary processes for the manufacture of complex carbohydrates for two cancer vaccines being developed by Bristol-Myers. We may be unable to complete this development successfully. Even if we successfully complete development of these processes and fulfill all of our obligations under the agreement, Bristol-Myers may not obtain regulatory approval to market either of these vaccines. Further, even if Bristol-Myers obtains regulatory approval to market either of these vaccines, we cannot be sure that Bristol-Myers will enter into a manufacturing contract with us, that the terms of a future contract with Bristol-Myers will be favorable to us, or that either vaccine will be commercially successful.

     McNeil. The success of our joint venture with McNeil is dependent upon the joint venture's ability to manufacture, sell, and market successfully complex carbohydrates. If the joint venture is unsuccessful in these efforts, it will not be profitable and our business, financial condition, and results of operations will be materially and adversely affected.

     Wyeth. Our agreement with Wyeth requires us to develop a large-scale manufacturing process for a potential ingredient of infant formula. We may be unable to complete this development successfully. Even if we successfully develop a process and fulfill all of our obligations under the agreement, Wyeth may fail to obtain regulatory approval to market the ingredient. Moreover, even if Wyeth obtains regulatory approval for the ingredient, Wyeth may determine not to add the ingredient to its products.

     Our business strategy also contemplates entering into additional collaborative agreements with pharmaceutical and other companies. We have limited experience in marketing our technology platform to collaborators. We cannot be sure that our collaborators will share our perspective on the relative importance of our program, that they will commit sufficient resources to our program to move it forward effectively, or that the program will advance as rapidly as it might if we had retained complete control of all research, development, regulatory, and commercialization decisions. Our collaborative agreements are generally terminable by our partners on short notice. Suspension or termination of collaborative agreements could have a material and adverse impact on our business, financial conditions, and results of operations.

WE MAY BE REQUIRED TO MAKE ADDITIONAL CAPITAL CONTRIBUTIONS TO OUR JOINT VENTURE WITH MCNEIL.

     Under the terms of our joint venture with McNeil, we may be required to make additional capital contributions to fund capital expenditures. If the joint venture builds additional production facilities, and we wish to maintain our 50% ownership in the joint venture, we are required to contribute half of the expenditures, up to a maximum contribution of $8.85 million. However, we may elect to contribute as little as $1.85 million of the cost of the expenditures, so long as our aggregate capital contributions are at least 15% of the joint venture's aggregate capital contributions. In that case, McNeil will fund the remainder of our half of the joint venture's capital expenditures, and our ownership percentage will be appropriately reduced. We have an option, expiring in September 2006, to return to 50% ownership in the joint venture by reimbursing McNeil. We cannot be sure, however, that we will have adequate resources, either at the time of a required contribution or prior to the expiration of the option, to make contributions to the joint venture. If we are unable to make these contributions, our ownership interest will be proportionately reduced.

WE HAVE LIMITED COMMERCIAL MANUFACTURING CAPABILITY AND EXPERIENCE, AND WE MAY BE UNABLE TO MEET DEMAND FOR OUR PRODUCTS.

     Our success depends on our ability to manufacture complex carbohydrates on a commercial scale and in accordance with current Good Manufacturing Practices, or cGMP, prescribed by the United States Food and Drug Administration, or FDA. Our existing facility is not certified cGMP by the FDA and is not adequate for large-scale, commercial manufacturing of all our products. Therefore, we will need to develop commercial-scale manufacturing facilities meeting cGMP, or depend on our collaborators, licensees, or contract manufacturers for the commercial manufacture of our potential products.

     The expansion of our manufacturing capacity will require additional funds and personnel, and compliance with applicable regulations. We may be unable to design, build, or operate additional facilities, and we may be unable to find collaborators, licensees, or contract manufacturers to manufacture products in commercial quantities for sale at competitive prices. In addition to the normal scale-up risks associated with any manufacturing process, we may face unanticipated problems unique to carbohydrate manufacture.

     Any facility we may operate, or any contract manufacturers that we may use, must adhere to the FDA's regulations on cGMP, which are enforced by the FDA through its facilities inspection program. These facilities must pass a plant inspection before the FDA will grant marketing approval for the product. The manufacture of product at these facilities will be subject to strict quality control, testing, and record keeping requirements, and continuing obligations regarding the submission of safety reports and other post-market information. Ultimately, we, or our contract manufacturers, may be unable to secure or maintain cGMP approvals.

     If we encounter delays or difficulties in connection with our manufacture of products or with contract manufacturers, packagers, or distributors, market introduction and subsequent sales of our products could be delayed. In addition, we may need to seek alternative sources of supply. If so, we may incur additional costs or delays in product commercialization. If we change the source or location of supply or modify the manufacturing process, regulatory authorities will require us to demonstrate that the product produced by the new source or from the modified process is equivalent to the product used in any clinical trials that we had conducted.

THE FAILURE TO OBTAIN OR MAINTAIN ADEQUATE PATENTS, AND OTHER INTELLECTUAL PROPERTY PROTECTION, COULD IMPACT OUR ABILITY TO COMPETE EFFECTIVELY.

     Our success will depend in part on our ability to obtain commercially valuable patent claims and to protect our intellectual property. Our patent position is generally uncertain and involves complex legal and factual questions. Legal standards relating to the validity and scope of claims in our technology field are still evolving. Therefore, the degree of future protection for our proprietary rights is uncertain. The risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:

     o the pending patent applications we have filed or to which we have exclusive rights may not result in issued patents or may take longer than we expect to result in issued patents;
     o the claims of any patents that are issued may not provide meaningful protection;
     o we may not be able to develop additional proprietary technologies that are patentable;
     o the patents licensed or issued to us or our customers may not provide a competitive advantage;
     o other companies may challenge patents licensed or issued to us or our customers;
     o other companies may independently develop similar or alternative technologies, or duplicate our technologies; and
     o other companies may design around technologies we have licensed or developed.

     We own patents and patent applications, and have licensed patents and patent applications from a number of institutions. If we commercialize any products manufactured by use of technology licensed from another party, we will be required to make payments as specified in the applicable license agreement. Our business, financial condition, and results of operations may be materially and adversely affected if any of these agreements is terminated.

     We may incur substantial costs in asserting any patent rights and in defending suits against us relating to intellectual property rights. Such disputes could substantially delay our product development or commercialization activities. The United States Patent and Trademark Office or a private party could institute an interference proceeding relating to our patents or our patent applications. An adverse decision in any such proceeding could result in the loss of our intellectual property rights.

     To facilitate development of our proprietary technology base, we may need to obtain licenses to patents or other proprietary rights from other parties. If we are unable to obtain such licenses, or obtain such licenses on what we consider to be acceptable terms, our research and development efforts may be delayed.

     Some of our proprietary rights have been licensed to us under agreements that have performance requirements or other contingencies. The failure to comply with these provisions could lead to termination or modifications of our rights to these licenses.

     In addition to patents and patent applications, we depend upon trade secrets and proprietary know-how to protect our proprietary technology. We require all employees, consultants, advisors, and collaborators to enter into confidentiality agreements that prohibit the disclosure of confidential information to any other parties. We require that our employees and consultants disclose and assign to us their ideas, developments, discoveries, and inventions. These agreements may not, however, provide adequate protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use or disclosure.

INTERNATIONAL PATENT PROTECTION IS UNCERTAIN.

     Patent law outside the United States is uncertain and is currently undergoing review and revision in many countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as U.S. laws. We may participate in opposition proceedings to determine the validity of our or our competitors' foreign patents, which could result in substantial costs and diversion of our efforts. Finally, some of our patent protection in the United States is not available to us in foreign countries due to the laws of those countries.

WE ARE EXPOSED TO INTENSE COMPETITION FROM MANY SOURCES. WE OPERATE IN AN ENVIRONMENT OF RAPID TECHNOLOGICAL CHANGE, AND WE MAY FALL BEHIND OUR COMPETITORS.

     Some companies are producing by enzymatic and other means a limited variety of complex carbohydrates. Although we do not believe any of these companies currently has the ability to manufacture a wide variety of human carbohydrate products in quantities sufficient for commercialization, any of these companies may develop technologies superior to our technologies. In addition, some companies are investigating novel methods of chemical synthesis, sometimes with enzymatic steps, to produce commercial quantities of complex carbohydrates. These and other efforts by potential competitors may be successful or other methods of carbohydrate synthesis which compete with our technologies may be developed.

     Our potential competitors include nutritional products, pharmaceutical, chemical, biotechnology, food, and consumer product companies. Many of these companies have more:

     o financial, scientific, and technical resources;
     o manufacturing and marketing capabilities;
     o experience conducting preclinical studies and clinical trials of new products; and
     o experience in obtaining regulatory approvals for products.

     Competitors may succeed in developing products and technology that are more effective and less costly than we may develop, or that would render our technology or products, or both, obsolete or noncompetitive. Competitors also may prove to be more successful in the manufacturing and marketing of products. If we are unable to compete against our competitors, our commercial opportunities will be reduced or diminished.

IF WE FAIL TO RETAIN MEMBERS OF OUR SENIOR MANAGEMENT, WE MAY BE UNABLE TO ACHIEVE SUCCESS IN OUR RESEARCH AND PRODUCT DEVELOPMENT PROGRAMS.

     We depend upon the efforts of our senior management, in particular Dr. Stephen Roth, our Chief Executive Officer. Dr. Roth has entered into a non-competition agreement, under which he has agreed not to compete with us during his employment, and following his employment so long as we pay him compensation to be mutually agreed upon at the time of his termination. If we cannot reach an agreement with Dr. Roth at that time, and he competes with us, we may be unable to achieve our development objectives.

WE MAY BE UNABLE TO RETAIN KEY EMPLOYEES OR RECRUIT ADDITIONAL QUALIFIED PERSONNEL.

     Because of the specialized scientific nature of our business, we are highly dependent upon qualified scientific, technical, and managerial personnel. There is intense competition for qualified personnel in our business. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical, and managerial personnel in a timely manner would harm our research and development programs and our business.

WE ARE EXPOSED TO PRODUCT LIABILITY AND RELATED RISKS.

     The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims even if our drugs or a collaborator's drugs are not actually at fault for causing an injury. Furthermore, our products may cause, or may appear to cause, adverse side effects or potentially dangerous drug interactions that we may not learn about or understand fully until the drug is actually manufactured and sold. Product liability claims can be expensive to defend, and may result in large judgments against us or settlements. Even if a product liability claim is not successful, the adverse publicity, time, and expense involved in defending such a claim may interfere with our business. We have no product liability insurance coverage for our clinical trials, and we may not be able to obtain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.

ANY FUTURE ACQUISITIONS WILL CREATE RISKS AND UNCERTAINTIES.

     As part of our business strategy, we may acquire other assets, technologies, and businesses. We cannot be sure, however, that acquisition candidates will be available on terms acceptable to us. Future acquisitions that we may complete involve risks such as the following:

     o we may be exposed to unknown liabilities of acquired companies;
     o our acquisition and integration costs may be higher than we anticipated;
     o integrating or completing the development and application of acquired technologies may disrupt our business and divert management's time and attention;
     o we may be unable to retain key employees of the acquired businesses; and
     o our stockholders' ownership may be diluted if we pay for the acquisition with equity securities.

                     RISKS RELATED TO GOVERNMENT APPROVALS

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION, AND WE OR OUR COLLABORATORS MAY NOT OBTAIN NECESSARY REGULATORY APPROVALS.

     The research, development, manufacture, marketing, and sale of product candidates manufactured using our technology are subject to varying degrees of regulation by a number of government authorities in the United States and other countries.

Regulation of Pharmaceutical Products

     Pharmaceutical product candidates manufactured using our technology must undergo an extensive regulatory approval process before commercialization. This process is regulated by the FDA and by comparable agencies in other countries. Our products, and products employing our technology, are regulated in the United States in accordance with the federal Food, Drug and Cosmetic Act, the Public Health Service Act, and other laws. If the product is regulated as a biologic, such as the cancer vaccines being developed by Bristol-Myers, the FDA Center for Biologics Evaluation and Research, or CBER, will require the submission and approval of a Biologic License Application, or BLA, before commercial marketing. The BLA process generally requires:

     o expensive and time-consuming preclinical studies and clinical trials to establish the safety, potency, purity, and effectiveness of each compound to be submitted with the FDA;
     o compliance with FDA good laboratory, clinical, and manufacturing practices during testing and manufacturing; and
     o continued FDA oversight of product and promotion after marketing approval is obtained.

It may be many years, if ever, until regulatory approval is obtained.

     Each manufacturer of drugs or biologics must be registered with the FDA and pass an inspection by the FDA prior to approval to manufacture products for commercial distribution. Failure to pass the inspection results in not receiving approval to market products.

     Our glycoprotein remodeling technology will require submission of Drug Master Files with CBER for the production of recombinant therapeutic glycoproteins. If we or our collaborators fail to comply with all applicable regulatory requirements, the following delays or regulatory action could result:

     o warning letters;
     o fines;
     o product recalls or seizures;
     o operating restrictions;
     o refusal of the FDA to complete review of pending market approval applications or supplements to approval applications;
     o withdrawal of previously approved product approvals;
     o civil penalties; and
     o criminal prosecution.

     We have not submitted, and we may never submit, any pharmaceutical product candidates for marketing approval to the FDA, or any other regulatory authority. In addition, Bristol-Myers has not submitted, and may never submit, its vaccines for marketing approval to the FDA, or any other regulatory authority.

     If any product manufactured using our technology is submitted for regulatory approval, it may not receive either the approvals necessary for commercialization, the desired labeling claims, or coverage or adequate levels of reimbursement under federal, state, or private healthcare insurance providers. Any delay in receiving, or failure to receive, these approvals would adversely affect our ability to generate product revenues or royalties. Even if all requisite approvals were granted, these approvals may entail commercially unacceptable limitations on the labeling claims. In addition, once an approval is granted, both a marketed drug or compound and the manufacturer are subject to continual review and inspection. Later discovery of previously unknown problems with a product or manufacturer may result in restrictions or regulatory action against the product or manufacturer, including withdrawal of the product from the market. Additional governmental regulations may delay or alter regulatory approval of any product candidate manufactured using our technology. We cannot predict the impact of adverse governmental action that might arise from future legislative and administrative action.

Regulation of Foods and Food Ingredients

     We expect that many of the products of our joint venture with McNeil will be food ingredients, including FOS and other bulking agents and nutraceutical food additives. Foods and food ingredients are subject to the provisions of the federal Food, Drug and Cosmetic Act. Food ingredients are broadly defined as any substances that may become a component, or otherwise affect the characteristics, of food. Food ingredients or ingredients used in animal feed are regulated either as substances generally recognized as safe, or GRAS, or as food additives.

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

Regulation of Infant Formula Additives

     We are collaborating with Wyeth to develop an additive to infant formula. The manufacture, composition, and labeling of infant formulas are subject to the provisions of the United States Infant Formula Act. Prior to commercializing any potential infant formula additive, an infant formula manufacturer must demonstrate that its potential additive:

     o is GRAS by previous regulation of the FDA, or is self-affirmed as GRAS by the infant formula manufacturer; or
     o is the subject of an approved food additive petition.

     Under the United States Infant Formula Act, infant formula manufacturers are required to notify the FDA of any intent to revise, add, or substitute any protein, fat, or carbohydrate in infant formula ninety days prior to the intended date of commercial distribution. During that ninety-day period, the FDA may request additional information, or deny marketing rights for the new formula. Wyeth is responsible for all regulatory activities relating to the infant formula additive. They have not yet made, and may never make, any filings with the FDA to propose inclusion of an infant formula additive manufactured using our technology. Furthermore, Wyeth may not self-affirm GRAS status of the potential infant formula additive, impairing their efforts to commercialize the infant formula additive.

     Wyeth may market infant formula containing the additive in foreign countries. Infant formula regulatory requirements vary widely from country to country, and may be more or less stringent than the FDA requirements. The time required to obtain clearances, if required, in foreign countries may be longer or shorter than that required in the United States.

WE USE HAZARDOUS MATERIALS IN OUR OPERATIONS THAT MAY SUBJECT US TO AN ENVIRONMENTAL CLAIM OR LIABILITY.

     Our research and development processes involve the controlled use of hazardous materials, chemicals, and radioactive compounds. The risk of accidental injury or contamination from these materials cannot be entirely eliminated. We do not maintain a separate insurance policy for these types of risks. In the event of an accident or environmental discharge, we may be held liable for any resulting damages, and any liability could exceed our resources. We are subject to federal, state, and local laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations could be significant.

                                    BUSINESS

OVERVIEW

     We are a leading developer of proprietary technologies for the synthesis and manufacture of complex carbohydrates. Complex carbohydrates are critically important molecules in biological processes. On cell surfaces, they regulate communications with other cells, hormones, nutrients, and growth and death factors. Traditionally, complex carbohydrates have been difficult and expensive to produce in commercial quantities. Our proprietary enzymatic technology platform offers a unique approach that enables the rapid and cost-effective synthesis of a wide range of complex carbohydrates. We use our broad, enabling technology to produce complex carbohydrates for pharmaceutical, biotechnology, nutritional, and consumer product applications.

     Cancer vaccines based on carbohydrates are one biopharmaceutical application that could be enabled by our carbohydrate technology platform. We are collaborating with Bristol-Myers Squibb Company to develop a commercial manufacturing process for the ganglioside components in two therapeutic cancer vaccines licensed to Bristol-Myers from Progenics Pharmaceuticals.

     We are also developing novel applications of our technologies for large nutritional and consumer product markets. In 1999, we entered into a joint venture with the McNeil Specialty Products Division of Johnson & Johnson to manufacture and market FOS and other complex carbohydrates, including nutraceutical food additives, bulking agents for McNeil's sucralose sweetener, and other related compounds. We believe that the joint venture's technologies can yield products that are cleaner, more consistent, and significantly less expensive than identical products derived from agricultural sources. In 1999, we also entered into a collaboration agreement with Wyeth Nutritionals International, a division of American Home Products, enabling Wyeth to use our platform technology to develop and produce a bioactive carbohydrate for use in infant and pediatric nutritional formulas.

     GlycoAdvance(TM), another application of our technology platform, is used to complete and correct critical portions of therapeutic glycoproteins, which are proteins that include carbohydrate structures. We believe that GlycoAdvance may permit the continued development of some drugs by overcoming efficacy and side effect problems related to incomplete carbohydrate structures. Many biotechnology drugs on the market or in development are glycoproteins, and their associated carbohydrates are often critical to the function of the protein. Current techniques to produce glycoproteins frequently yield incomplete or incorrect complex carbohydrates, leading to problems such as decreased efficacy, adverse reactions, and manufacturing inefficiencies. Our GlycoAdvance technology uses our proprietary enzymes to add or remodel therapeutic glycoproteins to incorporate the proper human sugars in an efficient and flexible system. Examples of glycoprotein therapeutics currently on the market include erythropoietins and interferons. The top eight glycoprotein drugs accounted for more than $6.7 billion in estimated 1999 sales. There are more than 200 glycoprotein drugs currently in development. We believe that the use of GlycoAdvance technology for the production of human therapeutic glycoproteins may result in an improved pharmacokinetic profile, potentially strengthened patent claims, and significant manufacturing efficiencies.

COMPLEX CARBOHYDRATES

     Complex carbohydrates are chains of simple sugar molecules that can be joined in many different combinations. For example, four different monosaccharides can be arranged to make approximately 36,000 different complex carbohydrates. In contrast, the assembly of amino acids into proteins is much simpler than the assembly of simple sugar molecules. For example, four different amino acids can be combined to make a total of 24 distinct peptides.

     Complex carbohydrates are critically important molecules in biological processes. On cell surfaces, they regulate communications with other cells, hormones, nutrients, and growth and death factors. For example, the majority of cancers are characterized by complex carbohydrate irregularities on the cell surface that have been implicated in the process of tumor growth and metastatic disease. Complex carbohydrates also serve as the primary source of nutrition for all cells in all organisms.

     Carbohydrates are also joined together with other types of compounds. For example, complex carbohydrates can be joined to lipids, as they are in therapeutic cancer vaccines, and to proteins called glycoproteins. Many biotechnology drugs on the market or in development are glycoproteins, and their associated carbohydrates are often critical to the pharmacokinetics of proteins.

Traditional Methods

     Simple sugars can be linked in many different combinations, with each combination potentially having a different biological activity. Chemical synthesis of complex carbohydrates is difficult, time consuming, prohibitively expensive, and becomes more complex as the length of a chain increases. Most commercial complex carbohydrates are extracted from plants, which can be an unreliable source due to supply problems created by weather, political instability, contamination, and product inconsistency. Complex carbohydrates developed for pharmaceutical use are purified from animal sources; for example, heparin, a multi-billion dollar per year pharmaceutical product, is now derived largely from pig intestines. Some of these animal sources may not be desirable from a regulatory or safety perspective.

     Glycoproteins are currently produced in non-human mammalian cell expression systems. Current methods often results in incomplete or incorrect glycosylation. Glycosylation refers both to the linkage pattern of carbohydrate molecules, and to the process of creating or modifying these linkages. The impact of incomplete or incorrect glycosylation includes reduced half-life of the injected drug, increased dosing level or frequency, and increased immunogenicity. Incomplete glycosylation can also result in production inefficiencies, including lower production yields, higher purification costs, and increased capital and facilities requirements. Conventional methods of solving these problems of incomplete or incorrect glycosylation include choice of cell types for use in cell expression systems, cell re-engineering, cell culture media optimization, and purification of the most complete glycoforms during recovery. These approaches are expensive and ineffective.

Our Enzymatic Glycosylation Technology

     Our proprietary enzymatic glycosylation technology is applicable to all natural complex carbohydrates, and makes feasible the rapid and cost-effective synthesis of commercial quantities of a wide range of complex carbohydrates. Our methods can produce complex carbohydrates that are attached to lipids, as in therapeutic cancer vaccines, are attached to proteins, as in recombinant therapeutic glycoproteins, or are solely carbohydrates, as found in human breast milk.

     Our manufacturing methods offer an alternative to unpredictable, scarce, or undesirable natural sources and to cumbersome, expensive, and time consuming chemical synthesis of complex carbohydrates. Although identical to natural compounds, enzymatically-produced complex carbohydrates are cleaner and more homogeneous. Our technology is also capable of correcting or completing the human carbohydrate patterns on glycoproteins, potentially resulting in improved pharmacokinetic profiles and manufacturing efficiencies.

     Our proprietary enzymatic technology synthesizes specific chemical linkages among individual sugar molecules. These enzymes, which are referred to as glycosyltransferases, are catalysts that link sugars together in highly specific ways. Glycosyltransferases synthesize linkages rapidly, efficiently, and can be used continuously for months before replacement. We have developed recombinant methods of producing the glycosyltransferases necessary to manufacture many naturally occurring complex carbohydrates.

     Our glycosylation synthesis technology leadership position was enhanced significantly by our acquisition of related technologies from Cytel Corporation in 1999. While we had been primarily focused on the use of multiple glycosyltransferases to link simple sugars, Cytel was focused primarily on other enzymes. We have identified areas of Cytel's technology that, coupled with our existing synthesis technology, have significantly broadened our enzymatic glycosylation technology platform.

OUR STRATEGY

     Our strategy is to enhance our position as the leading developer of technologies for the synthesis and manufacture of complex carbohydrates. The following are the key elements of our strategy:

     o Strengthen Our Technology Leadership Position in Carbohydrate Manufacture. We have a leadership position in cost-effective production methods for a variety of complex carbohydrates. We expect to continue our internal efforts in research and development, to pursue in-licensing opportunities, sponsor academic research, and to acquire complementary technologies. Our acquisition of closely related technologies from Cytel Corporation during 1999 enabled us to broaden our technology platform.

     o Leverage the Use of Our Technologies in the Pharmaceutical and Biotechnology Markets. Our collaborative agreement with Bristol-Myers illustrates our enabling technology's applicability to the development of biopharmaceutical therapeutics. In addition, we are currently using our GlycoAdvance glycoprotein remodeling technology to modify glycoproteins, on an evaluative basis, for a number of major biopharmaceutical companies. We are seeking additional collaborations with both biotechnology and pharmaceutical firms to incorporate our GlycoAdvance technology into their drug development programs.

     o Expand the Use of Our Technologies in the Nutritional and Consumer Product Markets. Our existing joint venture, collaborative, and licensing relationships with McNeil and Wyeth demonstrate our ability to extend our technology platform into additional markets. We are seeking additional collaborations for the development of other nutritional and consumer applications.

OUR MAJOR PROJECTS

     We are using our broad, enabling technology to produce complex carbohydrates for a variety of product candidates. The table below lists major projects under development that use applications of our technology platform:

-------------------------------------------------------------------------------------------------------------
PRODUCT APPLICATION          | TYPE OF COMPOUND      | COLLABORATOR          | STATUS                       |
-------------------------------------------------------------------------------------------------------------
PHARMACEUTICAL AND           |                       |                       |                              |
BIOTECHNOLOGY APPLICATIONS:  |                       |                       |                              |
  Cancer vaccine for         | Ganglioside           | Bristol-Myers Squibb  | Phase III clinical           |
  malignant melanoma         | (glycolipid)          | Company               | trials--We are developing    |
                             |                       |                       | novel proprietary            |
                             |                       |                       | manufacturing processes and  |
                             |                       |                       | expect to be the commercial  |
                             |                       |                       | manufacturer                 |
-------------------------------------------------------------------------------------------------------------
  Cancer vaccine being       | Ganglioside           | Bristol-Myers         | Phase II clinical trials to  |
  developed for a variety of | (glycolipid)          |                       | begin in early 2000--We are  |
  indications, including     |                       |                       | developing novel proprietary |
  colorectal cancer,         |                       |                       | manufacturing processes and  |
  lymphoma, small cell lung  |                       |                       | expect to be the commercial  |
  cancer, sarcoma, gastric   |                       |                       | manufacturer                 |
  cancer and neuroblastoma   |                       |                       |                              |
-------------------------------------------------------------------------------------------------------------
  Glycoprotein drugs using   | Therapeutic           | Biopharmaceutical     | We are conducting a number   |
  GlycoAdvance               | glycoproteins with    | companies             | of evaluation projects and   |
                             | correct and complete  |                       | developing long-term         |
                             | glycosylation         |                       | collaboration and licensing  |
                             |                       |                       | opportunities                |
-------------------------------------------------------------------------------------------------------------
NUTRACEUTICAL AND            |                       |                       |                              |
CONSUMER PRODUCT             |                       |                       |                              |
APPLICATIONS:                |                       |                       |                              |
  Nutritional products:      | FOS and other novel   | McNeil Specialty      | Initial commercial plant to  |
      o Novel bulking agents | complex carbohydrates | Products Division of  | be completed in early 2000;  |
        for sucralose        |                       | Johnson & Johnson     | negotiations with major      |
        sweetener            |                       |                       | potential customers          |
      o Nutraceutical food   |                       |                       | underway; research and       |
        supplements          |                       |                       | development of various new   |
      o Food bulking agents  |                       |                       | products                     |
      o Animal feed          |                       |                       |                              |
        supplements          |                       |                       |                              |
-------------------------------------------------------------------------------------------------------------
  Oral health products       | Novel complex         | McNeil                | Research collaboration with  |
                             | carbohydrate          |                       | University of Pennsylvania   |
                             |                       |                       | Dental School                |
-------------------------------------------------------------------------------------------------------------
  Infant nutritional formula | Bioactive carbohydrate| Wyeth Nutritionals    | Research and development     |
  supplement                 |                       | International, a      | collaboration                |
                             |                       | division of American  |                              |
                             |                       | Home Products         |                              |
-------------------------------------------------------------------------------------------------------------

PHARMACEUTICAL AND BIOTECHNOLOGY APPLICATIONS

Therapeutic Cancer Vaccines

     Under an agreement with Bristol-Myers, we are developing proprietary technologies that enable cGMP processes for the manufacture of two gangliosides for use as the active pharmaceutical ingredients in two cancer vaccines being developed by Bristol-Myers. Both vaccine candidates have been licensed to Bristol-Myers from Progenics Pharmaceuticals.

     The first of these vaccine candidates, GMK, is in Phase III clinical trials for the treatment of malignant melanoma. We estimate that there are 300,000 melanoma patients in the United States today. The American Cancer Society estimated that 44,000 new cases of melanoma in the United States were diagnosed in 1999. The ganglioside GM2 is overexpressed in malignant melanoma cells, and is being used as an antigen to stimulate the patient's immune system to eliminate tumor cells. We are developing a complete, synthetic, enzymatic manufacturing process for the active compound, under cGMP conditions, for use in clinical trials and for commercial distribution upon approval.

     The second vaccine candidate, MGV, is also being developed for a variety of other cancer indications, including colorectal cancers, lymphoma, sarcoma, small cell lung cancer, gastric cancer, and neuroblastoma. The vaccine is based on a combination of the gangliosides GM2 and GD2, both of which are enriched on the surfaces of a number of tumor cell types. In addition to the process we are developing for GM2, we will also use our proprietary technology to develop a manufacturing process for GD2. We will then produce both GM2 and GD2 for the MGV vaccine for use in subsequent clinical trials and for commercial use upon approval.

     Under our current agreements with Bristol-Myers, we expect to be paid for process development, for the delivery of qualified materials for clinical trial use, and for stability and other pre-launch needs. If Bristol-Myers proceeds with GMK or MGV, we expect to enter into a mutually exclusive long-term manufacturing and supply agreement to provide Bristol-Myers with commercial requirements for the vaccines.

GlycoAdvance Glycoprotein Remodeling Technology

     Our GlycoAdvance technology uses our proprietary enzymes to add or remodel therapeutic glycoproteins to incorporate the proper human sugars in an efficient and flexible system. We believe that GlycoAdvance may permit the continued development of some drugs by overcoming efficacy and side effect problems related to incomplete carbohydrate structures. We also believe that the use of GlycoAdvance in the production of human therapeutic glycoproteins may result in improved pharmacokinetic profiles, potentially strengthened patent claims, and significant manufacturing efficiencies. GlycoAdvance can be incorporated easily into the manufacturer's production system as a post-secretion modification of the expressed protein. Estimated 1999 sales of the top eight selling glycoprotein drugs were greater than $6.7 billion. Of the approximately 350 biotechnology drugs currently in development, more than 200 are glycoproteins. We believe that our glycoprotein remodeling technologies are potentially applicable to many of these drugs.

                                   [GRAPHIC]

            In the printed version of the document a graph appears:

The glycoprotein depicted in Figure 1 above shows incomplete glycosylation patterns that are the typical result of current recombinant glycoprotein mammalian expression systems. Our GlycoAdvance technology completes the biologically critical glycosylation patterns on recombinant glycoproteins. Figure 2 shows the same protein molecule remodeled with GlycoAdvance. A glycoprotein with full complement of terminal sialic acids may have a significantly longer plasma half-life than glycoproteins lacking these terminal sugars.

     A good example of the importance of glycosylation can be seen by comparing two similar interferon drugs: Betaseron(TM) and AVONEX(TM). Betaseron is expressed in E. coli, AVONEX in Chinese hamster ovary cells. Because bacteria do not add sugars to proteins, Betaseron is not glycosylated. On the other hand, AVONEX is manufactured using a mammalian expression system, which can produce varying levels of glycosylated proteins. Published research shows AVONEX is ten times more potent per milligram than Betaseron, a difference directly related to the carbohydrate molecules attached to the AVONEX drug. This results in a recommended dosage for AVONEX of 30 micrograms, once per week, intramuscularly, compared with 250 micrograms, every other day, subcutaneously for Betaseron. In 1999, the worldwide market share for AVONEX was approximately 60% of total interferon sales, which were estimated to be $1.0 billion.

     We are using GlycoAdvance to modify glycoproteins for a number of major biopharmaceutical companies on an evaluative basis. In collaboration with these biopharmaceutical companies, we have shown that GlycoAdvance technology can increase the efficiencies and in vivo half-lives of recombinant glycoproteins produced in mammalian expression systems. We are actively seeking to establish longer-term collaborative relationships for use of GlycoAdvance in drug development and manufacture.

NUTRACEUTICALS AND CONSUMER PRODUCT APPLICATIONS

Joint Venture with McNeil

     In late 1999, we entered into a joint venture with McNeil for the large-scale enzymatic production of FOS and other complex carbohydrates. The construction of the joint venture's initial commercial manufacturing plant in Athens, Georgia will be completed in early 2000. Validation procedures for the new plant are currently underway. We expect the joint venture to begin production of its initial commercial products during 2000.

     The joint venture is focused on the development and marketing of FOS and other related compounds for a number of large commercial applications, including:

     o Novel bulking agents for sucralose, McNeil's recently approved no-calorie sweetener;
     o Nutraceutical food ingredients or dietary supplements that foster the growth of desirable bacteria in the human gastrointestinal tract;
     o Low-cost, high-quality ingredients for use in foods such as cereals and ice creams;
     o Antibiotic replacements in animal and poultry feeds; and
     o Oral health products.

     Sucralose Bulking Agent. McNeil's primary impetus for the initial research collaboration with us was the need for a high-quality, healthful, attractively-priced soluble fiber to be used in products with McNeil's recently approved no-calorie sweetener, sucralose. McNeil is developing consumer products combining the joint venture's bulking agent with sucralose. These products are expected to have the mass, look, feel, texture, and cooking properties of table sugar. The joint venture is also developing bulking agents for use in industrial food applications in combination with McNeil's sucralose.

     Nutraceutical Food Ingredients. The joint venture plans to sell FOS products to food and nutritional companies for nutraceutical applications. FOS is useful as a soluble dietary fiber, and promotes the growth of helpful bacteria called bifidobacteria. Although these products have become popular in various international markets, especially Japan, significant markets have not yet been established in the United States.

     Food Ingredients, Animal Feed, and Oral Health Products. Other applications under consideration include development of FOS and other compounds to replace polydextrose, which is currently used as the bulking agent in a wide variety of low fat and reduced-calorie food products like diet ice creams, gums, dressings, spreads, jams, and peanut butter. Although polydextrose is inexpensive and widely used in food products, it is not favored as a food ingredient because of the taste, color, and adverse side effects that result from its use. We also believe that use of FOS compounds in animal and poultry feeds may have significant health benefits, eventually allowing the replacement of current antibiotic supplements routinely added in poultry and animal feeds. The joint venture is also funding research being conducted at the University of Pennsylvania Dental School on the potential use of other compounds as oral health products. Opportunities in these areas are still at early stages of exploration.

     The joint venture is owned equally by Neose and McNeil. Neose and McNeil each contributed intellectual property to the joint venture. In addition, McNeil contributed to the joint venture the initial commercial manufacturing facility, for which 50% of the cost will be reimbursed by the joint venture.

     If the joint venture builds additional production facilities, and we wish to maintain our 50% ownership in the joint venture, we are required to contribute half of the expenditures, up to a maximum contribution of $8.85 million. However, we may elect to contribute as little as $1.85 million of the cost of the facilities, so long as our aggregate capital contributions are at least 15% of the joint venture's aggregate capital contributions. In this case, McNeil will fund the remainder of our half of the joint venture's capital expenditures, and our ownership percentage will be proportionately reduced. We have an option, expiring in September 2006, to return to 50% ownership in the joint venture by reimbursing McNeil for these amounts. In addition, until the joint venture is profitable, McNeil is required to fund, as a non-recourse, no-interest loan, all of the joint venture's aggregate capital expenditures in excess of an agreed upon amount, and all of the joint venture's operating losses. These loans would be repayable by the joint venture to McNeil over seven years, and in the event of any dissolution of the joint venture would be payable to McNeil before any distribution of assets to us. McNeil has the exclusive right to purchase the joint venture's bulking agent for use in specified consumer product applications at a constant mark-up over the joint venture's cost.

     We will account for our investment in the joint venture under the equity method, under which we will recognize our share of earnings and losses of the joint venture. We will record our share of the losses of the joint venture, however, only to the extent of our actual or committed investment in the joint venture.

Infant Formula Additive

     During 1999, we entered into an agreement with Wyeth to develop a manufacturing process for bioactive carbohydrate to be used as an ingredient in Wyeth's infant and pediatric nutritional formula products. We will develop a large-scale manufacturing process for this ingredient, and Wyeth plans the introduction of this proprietary ingredient into its infant formula lines. We will receive contract development payments and milestone payments, and will sell product to Wyeth upon commercialization. Wyeth is a leading global infant formula manufacturer with products distributed in more than 90 countries.

OTHER PROGRAMS

     Carbohydrates are involved in many critical biological functions and may be broadly useful as pharmaceutical compounds. We are seeding and cultivating a number of early stage research projects on promising, carbohydrate-based therapeutic approaches. We do not intend to proceed beyond early stage clinical trials on any pharmaceutical product without a suitable partner for late stage development and commercialization.

     Abbott Laboratories has a non-exclusive license to use our technology to manufacture and commercialize, for nutritional purposes only, any complex carbohydrate naturally found in human breast milk. If Abbott commercializes any products manufactured using our technology, we will receive fees from Abbott tied to commercial quantities.

PATENTS AND PROPRIETARY RIGHTS

     We solely own 18 issued U.S. patents, we co-own 2 issued U.S. patents, and have licensed 45 issued U.S. patents from 8 institutions. In addition, we own or have licensed over 40 patent applications pending in the United States. There are a number of U.S. and foreign patent applications related to our owned and licensed patents. We have licensed, or have an option to license, patents and patent applications from the following institutions: University of California, The Scripps Research Institute, University of Pennsylvania, Japan Tobacco, Inc., University of Michigan, Marukin Shoyu Co., Ltd., Celltech Therapeutics Limited, University of Arkansas, University of British Columbia, Rockefeller University, University of Alberta, Genencor International, National Research Council Canada, Harvard University, and University of Washington.

GOVERNMENT REGULATION

     Products manufactured using our technology, and our manufacturing and research activities, will be subject to varying degrees of regulation by a number of government authorities in the United States and other countries. The development, manufacture, marketing, and sale of products manufactured using our technology will be subject to one of the following regulatory review processes:

     o pharmaceutical--new drug application or biologic license application;
     o infant formula additive--new infant formula submission; or
     o foods and food ingredients--either self-affirmed to be or notified as GRAS or food additive petition process.

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

Regulation of Pharmaceutical Product Candidates

     We are developing proprietary processes for the manufacture of complex carbohydrates for two cancer vaccines being developed by Bristol-Myers. Our research and development activities regarding, and the future manufacturing and marketing of, our pharmaceutical product candidates, as well as the Bristol-Myers vaccines, are and will be subject to significant regulation by numerous governmental authorities in the United States and other countries. Pharmaceutical products intended for therapeutic use in humans are governed principally by the federal Food, Drug and Cosmetic Act, Public Health Service Act, and FDA regulations in the United States, and by comparable laws and regulations in foreign countries. The federal Food, Drug and Cosmetic Act and other federal statutes and regulations govern the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising, and promotion of pharmaceutical products. The process of completing pre-clinical and clinical testing and obtaining FDA approval for a new pharmaceutical product requires a number of years and the expenditure of substantial resources.

     Following drug discovery, the steps required before a new pharmaceutical product may be marketed in the United States include:

     o preclinical laboratory and animal tests;
     o the submission to the FDA of an Investigational New Drug application;
     o human clinical and other studies to assess safety and parameters of use;
     o adequate and well-controlled clinical trials, typically conducted in three phases, to establish the safety and effectiveness of the drug;
     o the submission of a New Drug Application or Biologic License Application to the FDA;
     o and FDA approval of the New Drug Application or Biologic License Application prior to any promotion, commercial sale, or shipment of the drug.

     Clinical trials are typically conducted in three sequential phases, which may overlap. Phase I clinical trials are designed to determine the metabolic and pharmacologic effects of the drug in humans, the side effects associated with increasing doses, and, possibly, to obtain early indications of efficacy. These studies generally involve a small number of healthy volunteer subjects, but may be conducted on people with the disease the drug is intended to treat. Phase II studies are conducted to evaluate the effectiveness of the drug for a particular indication and thus involve patients with the disease under study. These studies also provide evidence of the short-term side effects and risks associated with the drug. Phase III studies are generally designed to provide the substantial evidence of safety and effectiveness of a drug required to obtain FDA approval. They often involve a substantial number of patients in multiple study centers and may include chronic administration of the drug in order to assess the overall benefit-risk relationship of the drug. A clinical trial may combine the elements of more than one phase, and typically two or more Phase III studies may be required. Typical estimates of the total time required for completing such clinical testing vary between four and ten years. For marketing outside the United States, foreign regulatory requirements govern human clinical trials and marketing approval for drugs. The requirements relating to the conduct of clinical trials, product licensing, pricing, and reimbursement vary widely from country to country.

Third Party Reimbursement

     Our ability and our collaborator's ability to commercialize successfully drug products may depend in part on the extent to which coverage and reimbursement for the cost of such products will be available from government health administration authorities, private health insurers, and other organizations. Significant uncertainty exists as to the reimbursement status of new therapeutic products and we cannot be sure that third-party reimbursement would be available for therapeutic products we or our collaborators might develop. Health care reform especially as it relates to prescription drugs is an area of increasing national attention and a priority of many governmental officials. Certain reform proposals, if adopted, could impose limitations on the prices we will be able to charge in the United States for our products or the amount of reimbursement available for our products or the amount of reimbursement available for our products from governmental agencies or third-party payors.

Regulation of Infant Formula Additives

     We are collaborating with Wyeth to develop a complex carbohydrate as a potential nutritional additive to infant formula. The manufacture, composition, and labeling of infant formulas are subject to the provisions of the United States Infant Formula Act. Prior to commercializing any potential infant formula additive, an infant formula manufacturer must demonstrate that its potential additive:

     o is GRAS either by previous regulation of the FDA, or is self-affirmed as GRAS by the infant formula manufacturer; or
     o is the subject of an approved food additive petition.

     Under the United States Infant Formula Act, infant formula manufacturers are required to notify the FDA of any intent to revise, add, or substitute any protein, fat, or carbohydrate in infant formula ninety days prior to the intended date of commercial distribution. This new infant formula submission must contain the quantitative formulation of the new infant formula, a description of any reformulation or change in processing, and assurances that the new infant formula will not be marketed without complying with the nutrient and quality factor requirements and cGMP control requirements. Upon notification, the FDA has a ninety-day period, in which to request additional information, or deny marketing rights for the new formula. If no response is received from the FDA within the ninety-day period, the manufacturer may proceed with commercial sales of the newly formulated product. Under our agreement, Wyeth is responsible for all regulatory activities relating to the infant formula additive. Wyeth has not yet made, and may never make, any filings with the FDA to propose inclusion of an infant formula additive manufactured using our technology. Their efforts to commercialize any infant formula additive may be materially and adversely affected if they do not self-affirm GRAS status of this potential infant formula additive.

     Wyeth may market infant formula containing this additive in foreign countries. Infant formula regulatory requirements vary widely from country to country, and may be more or less stringent than FDA requirements. The time required to obtain clearances, if required, in foreign countries may be longer or shorter than that required in the United States.

Regulation of Foods and Food Ingredients

     The initial product to be manufactured by our McNeil joint venture will be regulated as a food ingredient. Foods and food ingredients are subject to the provisions of the federal Food, Drug and Cosmetic Act. Food ingredients are broadly defined as any substances that may become a component, or otherwise affect the characteristics, of food. Food ingredients are regulated either as substances GRAS or as food additives.

     Food ingredients that are GRAS are excluded from the definition of food additives. The FDA has affirmed by regulation a number of substances as GRAS, although it is not required that a substance be affirmed as GRAS by regulation of the FDA in order to be GRAS. Alternatively, under a new proposed regulatory framework, a manufacturer may submit GRAS notification to the FDA claiming that a food ingredient is GRAS. The FDA generally will respond to the notification within approximately ninety days as to whether there is sufficient evidence to support the notifier's conclusion that the substance is GRAS. A positive response from the FDA indicates that it has no objection to the notifier's conclusion that a substance is a GRAS. A manufacturer also may self-affirm a substance as GRAS by making an independent determination that qualified experts would generally agree that the substance is GRAS for a particular use. If the FDA disagrees with the manufacturer's self determination or GRAS notification, the manufacturer generally must submit a food additive petition to obtain approval to market the food ingredient. If the FDA disagrees with a determination, the manufacturer must complete the food additive petition process for the substance to be approved by the FDA. Affirmation of GRAS status either by the manufacturer or regulation of the FDA would allow the manufacturer to market and sell the additive or the food containing the additive. Furthermore, a manufacturer's decision to rely on an independent determination may limit the marketability of that manufacturer's products to food manufacturers, many of whom require confirmation of GRAS status from the FDA before they will purchase substances for use in foods from third parties.

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

COMPETITION

     Some companies are producing by enzymatic and other means a limited variety of complex carbohydrates. Although we do not believe any of these companies has the ability currently to manufacture a wide variety of human carbohydrate products in quantities sufficient for commercialization, any of these companies may develop technologies superior to our technologies. In addition, some companies are investigating novel methods of chemical synthesis, sometimes with enzymatic steps, to produce commercial quantities of complex carbohydrates. These and other efforts by potential competitors may be successful or other methods of carbohydrate synthesis which compete with our technologies, may be developed.

     Our joint venture's products may face significant competition. FOS products that may be produced by the joint venture for nutraceutical applications will face competition from existing FOS products. Principal competitors in this area include a Japanese company, Meiji Seika Kaisha, which sells FOS products under the brand name, Meioligo(TM), a European joint venture, Beghin-Meiji Industries, which sells its FOS products under the brand name Actilight(TM), and a European company, Orafti, which sells its FOS products under the brand names Raftiline(TM) and Raftilose(TM). Another planned joint venture product will be added to McNeil's sucralose sweetener as a bulking agent. These products will in turn compete with other natural and artificial sweeteners. The joint venture will also sell this bulking agent directly to other users for use in such items as cake mixes, low-fat cookies, or ice cream. There is significant competition from other bulking agents in this market as well, and thus the ability to produce the bulking agent at an attractive price and to offer other product features will be important.

     Our glycoprotein remodeling technology will compete with several alternative technologies that seek to improve therapeutic glycoproteins as drugs. A number of companies are developing technologies that will compete with our glycoprotein remodeling technology, to increase the dosing level achievable without side effects and the half-life of these proteins in humans, thus reducing the frequency of required injections. These competitive technologies include microsphere encapsulation, polyethelyne glycol modification, and human albumin fusion.

MANUFACTURING

     We intend to manufacture complex carbohydrates. To commercialize our products, we must manufacture our products in commercial quantities under cGMP prescribed by the FDA, at acceptable costs.

     We believe we have the capacity to produce, in our existing facility, adequate quantities of the active pharmaceutical ingredients required by Bristol-Myers for its GMK and MGV cancer vaccines for clinical trials and commercial launch. We believe we have the capacity to develop scalable manufacturing processes required for our collaboration with Wyeth in our existing facilities, although we currently estimate that we will require additional facilities to produce these ingredients at commercial scale. We will need to develop commercial-scale manufacturing facilities meeting cGMP, or depend on our collaborators, licensees, or contract manufacturers for the commercial manufacture of our potential products.

     The joint venture's initial commercial manufacturing plant is scheduled to be completed in early 2000. The initial plant is located in Athens, Georgia. In order to expand manufacturing capacity for the joint venture, the joint venture would need to construct additional facilities. We have the capacity, in our current facility in Horsham, Pennsylvania, to manufacture the quantities of enzyme required to supply the initial commercial manufacturing facility in Georgia.

MARKETING, DISTRIBUTION, AND SALES

     We have no experience or capability in marketing, distributing, or selling products. If we commercialize any products, we will have to develop a sales force or rely on our collaborators, licensees, or arrangements with others to provide marketing, distribution, and sales support for these products.

EMPLOYEES

     As of December 31, 1999, we employed 68 individuals, consisting of 51 employees engaged in research and development activities and 17 employees devoted to business development, finance, and administrative activities. Our staff includes carbohydrate biochemists as well as scientists with expertise in organic chemistry, analytic chemistry, molecular biology, microbiology, cell biology, scale-up manufacture, and regulatory affairs. A significant number of our employees have prior experience with pharmaceutical or biotechnology companies, and in the food industry, and many have specialized training in carbohydrate technology. None of our employees is covered by collective bargaining agreements. We believe we have good relations with our employees.

ITEM 2.  PROPERTIES.

     We own approximately 45,000 square feet of laboratory and office space in Horsham, Pennsylvania. In addition, we lease approximately 2,600 square feet of laboratory and office space in San Diego, California. The lease expires in September 2001.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We did not submit any matters to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the Nasdaq National Market under the symbol NTEC. We commenced trading on the Nasdaq National Market on February 15, 1996. The following table sets forth the high and low closing sale prices of our common stock for the periods indicated.

                                                            COMMON STOCK PRICE
                                                            -------------------
                                                             HIGH         LOW
                                                            ------       ------
YEAR ENDED DECEMBER 31, 1998
  First Quarter...........................................  $15.88       $12.13
  Second Quarter..........................................   17.88        13.94
  Third Quarter...........................................   16.25         8.75
  Fourth Quarter..........................................   15.38         8.00
YEAR ENDED DECEMBER 31, 1999
  First Quarter...........................................   16.75        11.38
  Second Quarter..........................................   13.69         9.75
  Third Quarter...........................................   15.00         9.50
  Fourth Quarter..........................................   16.75        12.69
YEAR ENDED DECEMBER 31, 2000
  First Quarter (through February 22, 2000)...............   28.00        13.75

     As of February 22, 2000 there were approximately 270 record holders and 2,900 beneficial holders of our common stock. We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

ITEM 6.  SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA.

     The following Statements of Operations Data for the years ended December 31, 1995, 1996, 1997, 1998, and 1999, and for the period from inception (January 17, 1989) through December 31, 1999, are derived from our consolidated financial statements that have been audited by Arthur Andersen LLP, independent public accountants. The financial data set forth below should be read in conjunction with the sections of this Form 10-K entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and notes included elsewhere in this Form 10-K.

                                                                                                       PERIOD FROM
                                                                                                        INCEPTION
                                                                                                       (JANUARY 17,
                                                                                                         1989) TO
                                                             YEAR ENDED DECEMBER 31,                   DECEMBER 31,
                                              ------------------------------------------------------   ------------
                                                1995       1996       1997       1998        1999          1999
                                              --------   --------   --------   ---------   ---------   ------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenue from collaborative agreements.......  $  1,199   $  1,383   $    725   $     390   $     422     $  6,767
                                              --------   --------   --------   ---------   ---------     --------
Operating Expenses:
  Research and development..................     4,733      6,502      8,013       9,912      10,649       51,553
  General and administrative................     1,665      2,505      3,884       3,635       4,520       21,233
                                              --------   --------   --------   ---------   ---------     --------
  Total expenses............................     6,398      9,007     11,897      13,547      15,169       72,786
Interest income (expense), net..............       132      1,483      2,108       1,250       1,429        6,207
                                              --------   --------   --------   ---------   ---------     --------
Net loss....................................  $ (5,067)  $ (6,141)  $ (9,064)  $ (11,907)  $ (13,318)    $(59,812)
                                              ========   ========   ========   =========   =========     ========
Basic and diluted net loss per share........  $  (1.99)  $  (0.82)  $  (0.96)  $   (1.25)  $   (1.25)
Basic and diluted weighted-average shares
  outstanding...............................     2,550      7,494      9,405       9,556      10,678


                                                                AS OF DECEMBER 31,
                                              ------------------------------------------------------
                                                1995       1996       1997       1998        1999
                                              --------   --------   --------   ---------   ---------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and marketable securities..............  $ 11,189   $ 32,845   $ 43,303   $  32,023   $  33,235
Total assets................................    14,639     37,118     58,886      46,265      52,239
Long-term debt..............................     1,235        556      8,917       8,300       7,300
Deficit accumulated during development
  stage.....................................   (19,382)   (25,523)   (34,587)    (46,494)    (59,812)
Total stockholders' equity..................    11,733     35,120     46,954      36,013      40,785

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with our financial statements and related notes included in this Form 10-K.

OVERVIEW

     We are a leading developer of proprietary technologies for the synthesis and manufacture of complex carbohydrates. Our proprietary enzymatic technology platform enables the rapid and cost-effective synthesis of a wide range of complex carbohydrates in commercial quantities. We use our broad, enabling technology to produce complex carbohydrates for pharmaceutical, biotechnology, nutritional, and consumer product applications. Due to their structural complexity, complex carbohydrates have been difficult and expensive to produce, and their commercial development has been significantly limited.

     We have incurred operating losses each year. As of December 31, 1999, we had an accumulated deficit of approximately $60 million. We expect additional losses for some time as we expand research and development efforts, expand manufacturing scale-up activities, and begin sales and marketing activities.

RESULTS OF OPERATIONS

Years Ended December 31, 1999 and 1998

     Revenues from collaborative agreements increased to $422,000 in 1999 from $390,000 in 1998. Substantially all of our revenues during 1999 were payments received by us under our collaborative agreements with Bristol-Myers and Wyeth. Substantially all of our revenues during 1998 were payments received by us under our collaborative agreement with Bristol-Myers.

     Research and development expenses increased to $10.6 million in 1999 from $9.9 million in 1998. The increase was primarily attributable to increased funding of outside research, and the amortization of acquired technology from Cytel Corporation.

     General and administrative expenses increased to $4.5 million in 1999 from $3.6 million in 1998. The increase was primarily attributable to increased patent and general legal expenses associated with the intellectual property acquired from Cytel Corporation, and increased business development expense.

     Interest income increased to $1.9 million in 1999 from $1.8 million in 1998 due to higher average cash and marketable securities balances during 1999. Interest expense decreased to $433,000 in 1999 from $534,000 in 1998 due to lower average loan balances outstanding during 1999.

Years Ended December 31, 1998 and 1997

     Revenues from collaborative agreements decreased to $390,000 in 1998 from $725,000 in 1997. Substantially all of our revenues during 1998 were payments received by us under our collaborative agreement with Bristol-Myers. Substantially all of our revenues during 1997 were payments received by us under our collaborative agreement with Abbott.

     Research and development expenses increased to $9.9 million in 1998 from $8.0 million in 1997. The increase was primarily attributable to hiring additional scientific personnel and increased purchases of laboratory supplies and services related to our collaborative agreement with McNeil, and increased funding of external research.

     General and administrative expenses decreased to $3.6 million in 1998 from $3.9 million in 1997. The decrease was primarily attributable to decreased patent and business development expenses compared to the prior year, which included expenses related to entering into our collaboration with McNeil.

     Interest income decreased to $1.8 million in 1998 from $2.7 million in 1997 due to lower average cash balances during 1998. Interest expense decreased to $534,000 in 1998 from $555,000 in 1997 due to lower average loan balances outstanding during 1998.

LIQUIDITY AND CAPITAL RESOURCES

     We have incurred operating losses each year since our inception. As of December 31, 1999, we had an accumulated deficit of approximately $60 million. We have financed our operations through private and public offerings of our securities, and revenues from our collaborative agreements. We had $33.2 million in cash and marketable securities as of December 31, 1999, compared to $32.0 million in cash and marketable securities as of December 31, 1998. This increase was primarily attributable to our completion of two private placements of common stock totaling $17.4 million. The increase was partly offset by the use of funds for the acquisition of intellectual property from Cytel Corporation and for our continuing operating activities.

     Under the terms of our joint venture with McNeil, we may be required to make additional capital contributions to fund capital expenditures. If the joint venture builds additional production facilities, and we wish to maintain our 50% ownership in the joint venture, we are required to contribute half of such expenditures, up to a maximum contribution of $8.85 million. However, we may elect to contribute as little as $1.85 million of the cost of the facilities, so long as our aggregate capital contributions are at least 15% of the joint venture's aggregate capital contributions. In this case, McNeil will fund the remainder of our half of the joint venture's capital expenditures, and our ownership percentage will be proportionately reduced. We have an option, expiring in September 2006, to return to 50% ownership in the joint venture by reimbursing McNeil for this amount. In addition, until the joint venture is profitable, McNeil is required to fund, as a non-recourse, no-interest loan, all of the joint venture's aggregate capital expenditures in excess of an agreed upon amount, and all of the joint venture's operating losses. These loans would be repayable by the joint venture to McNeil over seven years, and in the event of any dissolution of the joint venture would be payable to McNeil before any distribution of assets to us.

     We will account for our investment in the joint venture under the equity method, under which we will recognize our share of earnings and losses of the joint venture. We will record our share of the losses of the joint venture, however, only to the extent of our actual or committed investment in the joint venture. In 1999, we recorded a loss from operations of the joint venture of $345,000, which is included in research and development expense.

     On March 26, 1999, we acquired the carbohydrate manufacturing patents, licenses, and other intellectual property of Cytel Corporation. We paid $3.5 million in cash to Cytel and an additional $1.5 million in cash into escrow, the release of which is conditioned on Cytel's satisfaction, prior to September 26, 2000, of certain matters relating to the acquired patents and licenses. We have recorded the $1.5 million placed into escrow as Restricted Cash on our Consolidated Balance Sheet. Any cash remaining in the escrow account on September 26, 2000 will be returned to us and will be available for general corporate purposes.

     Because the acquired intellectual property consists of core technology with alternative future uses, we have capitalized $3.3 million of the amount paid to Cytel as Acquired Technology. The remaining $200,000 was charged to expenses in our Consolidated Statement of Operations in 1998.

     In addition, we agreed to pay Cytel up to an additional $1.6 million in cash, contingent on potential payments and revenues realized by us from certain future corporate collaborations, so long as we enter into any such collaboration by March 26, 2000. We are obligated to pay $250,000 of the $1.6 million as a result of entering into a collaboration with Wyeth. The Acquired Technology balance will be amortized to our Consolidated Statement of Operations over eight years, which we estimate to be the useful life of the technology. During the year ended December 31, 1999, we recorded amortization expense of $315,000 relating to the acquired technology.

     In 1997, we issued, through the Montgomery County (Pennsylvania) Industrial Development Authority, $9.4 million of taxable and tax-exempt bonds. The bonds were issued to finance the purchase of our previously leased building and the construction of a pilot-scale manufacturing facility within our building. The bonds are supported by an AA-rated letter of credit, and a reimbursement agreement between our bank and the letter of credit issuer. The interest rate on the bonds will vary weekly, depending on market rates for AA-rated taxable and tax-exempt obligations, respectively. During 1999, the weighted-average, effective interest rate was 6.5% per annum, including letter-of-credit and other fees. To provide credit support for this arrangement, we have given a first mortgage on the land, building, improvements, and certain machinery and equipment to our bank. In addition, we have agreed to maintain at least $20 million of cash and short-term investments. If we fail to comply with this covenant, we are required to deposit with the lender cash collateral up to, but not more than, the loan's unpaid balance, which was $8.3 million as of December 31, 1999.

     During 1997, 1998, and 1999, we purchased approximately $10.8 million, $0.8 million, and $1.2 million of property, equipment, and building improvements.

     We expect that our existing cash and short-term investments will be adequate to fund our operations through at least 2001, although changes in our collaborative relationships or our business, whether or not initiated by us, may cause us to deplete our cash and short-term investments sooner than the above estimate. The timing and amount of our future capital requirements and the adequacy of available funds will depend on many factors, including if or when any products manufactured using our technology are commercialized.

RECENT ACCOUNTING PRONOUNCEMENT

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied, and specifically addresses revenue recognition for non-refundable technology access fees in the biotechnology industry. SAB 101 is effective for fiscal years beginning after December 15, 1999. We are evaluating SAB 101 and the effect it may have on our financial statements. At this time, we believe that SAB 101 will not have a material impact on our financial position or results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The information required by this item is incorporated herein by reference to our Proxy Statement for our 2000 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is incorporated herein by reference to our Proxy Statement for our 2000 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated herein by reference to our Proxy Statement for our 2000 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated herein by reference to our Proxy Statement for our 2000 Annual Meeting of Stockholders.

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

         3. Exhibits. (See (c) below)

     (b) Reports on Form 8-K.

     On February 2, 2000, we filed a Current Report on Form 8-K with the SEC. We filed under "Item 5" of the Form 8-K our agreements with Bristol-Myers Squibb Company, McNeil PPC, Inc., acting through its division McNeil Specialty Products Company, and American Home Products Corporation, acting through its subsidiary company, Wyeth-Ayerst International Inc. We also submitted an application for confidential treatment for specific portions of each of the filed agreements.

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

10.28 Form of Purchase Agreement dated as of June 25, 1999, between Neose Technologies, Inc. and the purchasers set forth on the signature pages thereto. (Exhibit 99.1)(7)

10.29 Form of Amended and Restated Purchase Agreement dated as of June 25, 1999, between Neose Technologies, Inc. and the purchasers set forth on the signature pages thereto. (Exhibit 99.2)(7)

10.30** Research and Development Agreement, dated June 1, 1998, between Neose Technologies, Inc. and the Pharmaceutical Research Institute of Bristol-Myers Squibb Company. (Exhibit 99.1)(8)

10.31** Operating Agreement of Magnolia Nutritionals LLC, dated October 12, 1999, between Neose Technologies, Inc. and McNeil PPC, Inc. acting through its division McNeil Specialty Products Company.
           (Exhibit 99.2)(8)

10.32** Collaboration and License Agreement, dated November 3, 1999, between Neose Technologies, Inc. and American Home Products Corporation. (Exhibit 99.3)(8)

11*        Statement re: Computation of Net Loss Per Common Share.

23.1*      Consent of Arthur Andersen LLP.

24*        Powers of Attorney (included as part of signature page hereof).

27.1*      Financial Data Schedule.

------------------
*    Filed herewith

** Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.

+ Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to an order of the SEC granting our application for confidential treatment filed pursuant to Rule 406 under the Securities Act.

++   Compensation plans and arrangements for executives and others.

(1) Filed as an Exhibit to our Registration Statement on Form S-1 (Registration No. 333-80693) filed with the SEC on December 21, 1995, as amended.

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

(4) Filed as an Exhibit to our Registration Statement on Form S-8 (Registration No. 333-35283) filed with the SEC on September 10, 1997.

(5) Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on October 1, 1997.

(6) Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on January 8, 1999.

(7) Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on July 14, 1999.

(8) Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on February 2, 2000.
                                       28

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2

Consolidated Balance Sheets.................................  F-3

Consolidated Statements of Operations.......................  F-4

Consolidated Statements of Stockholders' Equity and
  Comprehensive Loss........................................  F-5

Consolidated Statements of Cash Flows.......................  F-7

Notes to Consolidated Financial Statements..................  F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Neose Technologies, Inc.:

     We have audited the accompanying consolidated balance sheets of Neose Technologies, Inc. (a Delaware corporation in the development-stage) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 1999, and for the period from inception (January 17, 1989) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neose Technologies, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, and for the period from inception (January 17, 1989) to December 31, 1999, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Philadelphia, Pennsylvania
January 28, 2000

                   NEOSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                           ASSETS                             --------   --------
Current assets:
  Cash and cash equivalents.................................  $  9,484   $ 10,365
  Marketable securities (Note 4)............................    22,539     22,870
  Restricted cash (Notes 6 and 8)...........................       468      2,285
  Prepaid expenses and other................................       235        118
                                                              --------   --------
     Total current assets...................................    32,726     35,638
Property and equipment, net (Note 5)........................    13,539     13,366
Acquired technology, net (Note 6)...........................        --      3,235
                                                              --------   --------
Total assets................................................  $ 46,265   $ 52,239
                                                              ========   ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt (Note 8)................  $    617   $  1,000
  Accounts payable..........................................        45        237
  Accrued expenses (Note 7).................................     1,290      2,112
  Deferred revenue..........................................        --        805
                                                              --------   --------
     Total current liabilities..............................     1,952      4,154
Long-term debt (Note 8).....................................     8,300      7,300
                                                              --------   --------
     Total liabilities......................................    10,252     11,454
                                                              --------   --------
Commitments (Note 11)
Stockholders' equity (Notes 9 and 10):
  Preferred stock, $.01 par value, 5,000 shares authorized,
     none issued............................................        --         --
  Common stock, $.01 par value, 30,000 shares authorized;
     9,589 and 11,434 shares issued and outstanding.........        96        114
  Additional paid-in capital................................    82,400    101,013
  Deferred compensation.....................................      (211)      (530)
  Deficit accumulated during the development stage..........   (46,494)   (59,812)
  Unrealized gains on marketable securities.................       222         --
                                                              --------   --------
     Total stockholders' equity.............................    36,013     40,785
                                                              --------   --------
Total liabilities and stockholders' equity..................  $ 46,265   $ 52,239
                                                              ========   ========

The accompanying notes are an integral part of these financial statements.

                   NEOSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 PERIOD FROM
                                                                                  INCEPTION
                                                                                 (JANUARY 17,
                                                   YEAR ENDED DECEMBER 31,         1989) TO
                                                ------------------------------   DECEMBER 31,
                                                  1997       1998       1999         1999
                                                --------   --------   --------   ------------
Revenue from collaborative agreements.........  $    725   $    390   $    422     $  6,767
Operating expenses:
  Research and development....................     8,013      9,912     10,649       51,553
  General and administrative..................     3,884      3,635      4,520       21,233
                                                --------   --------   --------     --------
     Total operating expenses.................    11,897     13,547     15,169       72,786
                                                --------   --------   --------     --------
Operating loss................................   (11,172)   (13,157)   (14,747)     (66,019)
Interest income...............................     2,663      1,784      1,862        8,855
Interest expense..............................      (555)      (534)      (433)      (2,648)
                                                --------   --------   --------     --------
Net loss......................................  $ (9,064)  $(11,907)  $(13,318)    $(59,812)
                                                ========   ========   ========     ========
Basic and diluted net loss per share..........  $  (0.96)  $  (1.25)  $  (1.25)
                                                ========   ========   ========
Basic and diluted weighted-average shares
  outstanding.................................     9,405      9,556     10,678
                                                ========   ========   ========

The accompanying notes are an integral part of these financial statements.

                     NEOSE TECHNOLOGIES, INC. SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY)

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                         EQUITY AND COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                                                                                             DEFICIT
                                             CONVERTIBLE                                                   ACCUMULATED   UNREALIZED
                                           PREFERRED STOCK    COMMON STOCK     ADDITIONAL                  DURING THE     GAINS ON
                                           ---------------   ---------------    PAID-IN-      DEFERRED     DEVELOPMENT   MARKETABLE
                                           SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     COMPENSATION      STAGE      SECURITIES
                                           ------   ------   ------   ------   ----------   ------------   -----------   ----------
Balance, January 17, 1989 (inception)....      --    $--         --   $  --     $     --       $   --       $     --      $     --
  Initial issuance of common stock.......      --     --      1,302      13           (3)          --             --            --
  Shares issued pursuant to consulting,
    licensing, and antidilutive
    agreements...........................      --     --        329       3           (1)          --             --            --
  Sale of common stock...................      --     --        133       1            1           --             --            --
  Net loss...............................      --     --         --      --           --           --           (460)           --
                                           ------    ---     ------   -----     --------       ------       --------      --------
Balance, December 31, 1990...............      --     --      1,764      17           (3)          --           (460)           --
  Sale of stock..........................   1,517     15        420       4        4,499           (7)            --            --
  Shares issued pursuant to consulting
    and antidilutive agreements..........      --     --        145       1           --           --             --            --
  Capital contributions..................      --     --         --      --           10           --             --            --
  Dividends on preferred stock...........      --     --         --      --          (18)          --             --            --
  Net loss...............................      --     --         --      --           --           --         (1,865)           --
                                           ------    ---     ------   -----     --------       ------       --------      --------
Balance, December 31, 1991...............   1,517     15      2,329      22        4,488           (7)        (2,325)           --
  Sale of stock..........................     260      2         17      --        2,344           --             --            --
  Shares issued pursuant to redemption of
    notes payable........................      --     --        107       1          682           --             --            --
  Exercise of stock options and
    warrants.............................      --     --         21      --           51           --             --            --
  Amortization of deferred
    compensation.........................      --     --         --      --           --            5             --            --
  Dividends on preferred stock...........      --     --         --      --          (36)          --             --            --
  Net loss...............................      --     --         --      --           --           --         (3,355)           --
                                           ------    ---     ------   -----     --------       ------       --------      --------
Balance, December 31, 1992...............   1,777     17      2,474      23        7,529           (2)        (5,680)           --
  Sale of preferred stock................     250      3         --      --        1,997           --             --            --
  Shares issued to licensor..............      --     --          3      --           --           --             --            --
  Shares issued to preferred stockholder
    in lieu of cash dividends............      --     --          1      --           18           --             --            --
  Amortization of deferred
    compensation.........................      --     --         --      --           --            2             --            --
  Dividends on preferred stock...........      --     --         --      --          (36)          --             --            --
  Net loss...............................      --     --         --      --           --           --         (2,423)           --
                                           ------    ---     ------   -----     --------       ------       --------      --------
Balance, December 31, 1993...............   2,027     20      2,478      23        9,508           --         (8,103)           --
  Sale of preferred stock................   2,449     25         --      --       11,040           --             --            --
  Exercise of stock options..............      --     --         35       1           14           --             --            --
  Shares issued to preferred stockholder
    in lieu of cash dividends............      --     --         10       1           53           --             --            --
  Dividends on preferred stock...........      --     --         --      --          (18)          --             --            --
  Net loss...............................      --     --         --      --           --           --         (6,212)           --
                                           ------    ---     ------   -----     --------       ------       --------      --------
Balance, December 31, 1994...............   4,476     45      2,523      25       20,597           --        (14,315)           --
  Sale of preferred stock................   2,721     27         --      --       10,065           --             --            --
  Exercise of stock options and
    warrants.............................      --     --        116       1          329           --             --            --
  Shares issued to employees in lieu of
    cash compensation....................      --     --          8      --           44           --             --            --
  Deferred compensation related to grant
    of stock options.....................      --     --         --      --          360         (360)            --            --
  Shares issued to stockholder related to
    the initial public offering..........      --     --         23      --           --           --             --            --
  Shares issued to preferred stockholder
    in lieu of cash dividends............      --     --          3      --           18           --             --            --
  Dividends on preferred stock...........      --     --         --      --          (36)          --             --            --
  Conversion of preferred stock into
    common stock.........................  (1,417)   (14)       472       5            9           --             --            --
  Net loss...............................      --     --         --      --           --           --         (5,067)           --
                                           ------    ---     ------   -----     --------       ------       --------      --------
Balance, December 31, 1995...............   5,780    $58      3,145   $  31     $ 31,386       $ (360)      $(19,382)     $     --

                                           COMPREHENSIVE
                                               LOSS
                                            ACCUMULATED
                                            DURING THE
                                            DEVELOPMENT
                                               STAGE
                                           -------------
Balance, January 17, 1989 (inception)....    $     --
  Initial issuance of common stock.......          --
  Shares issued pursuant to consulting,
    licensing, and antidilutive
    agreements...........................          --
  Sale of common stock...................          --
  Net loss...............................        (460)
                                             --------
Balance, December 31, 1990...............        (460)
  Sale of stock..........................          --
  Shares issued pursuant to consulting
    and antidilutive agreements..........          --
  Capital contributions..................          --
  Dividends on preferred stock...........          --
  Net loss...............................      (1,865)
                                             --------
Balance, December 31, 1991...............      (2,325)
  Sale of stock..........................          --
  Shares issued pursuant to redemption of
    notes payable........................          --
  Exercise of stock options and
    warrants.............................          --
  Amortization of deferred
    compensation.........................          --
  Dividends on preferred stock...........          --
  Net loss...............................      (3,355)
                                             --------
Balance, December 31, 1992...............      (5,680)
  Sale of preferred stock................          --
  Shares issued to licensor..............          --
  Shares issued to preferred stockholder
    in lieu of cash dividends............          --
  Amortization of deferred
    compensation.........................          --
  Dividends on preferred stock...........          --
  Net loss...............................      (2,423)
                                             --------
Balance, December 31, 1993...............      (8,103)
  Sale of preferred stock................          --
  Exercise of stock options..............          --
  Shares issued to preferred stockholder
    in lieu of cash dividends............          --
  Dividends on preferred stock...........          --
  Net loss...............................      (6,212)
                                             --------
Balance, December 31, 1994...............     (14,315)
  Sale of preferred stock................          --
  Exercise of stock options and
    warrants.............................          --
  Shares issued to employees in lieu of
    cash compensation....................          --
  Deferred compensation related to grant
    of stock options.....................          --
  Shares issued to stockholder related to
    the initial public offering..........          --
  Shares issued to preferred stockholder
    in lieu of cash dividends............          --
  Dividends on preferred stock...........          --
  Conversion of preferred stock into
    common stock.........................          --
  Net loss...............................      (5,067)
                                             --------
Balance, December 31, 1995...............    $(19,382)

The accompanying notes are an integral part of these financial statements.

                   NEOSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY)

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                   EQUITY AND COMPREHENSIVE LOSS--(CONTINUED)
                                 (IN THOUSANDS)

                                                                                                             DEFICIT
                                             CONVERTIBLE                                                   ACCUMULATED   UNREALIZED
                                           PREFERRED STOCK    COMMON STOCK     ADDITIONAL                  DURING THE     GAINS ON
                                           ---------------   ---------------    PAID-IN-      DEFERRED     DEVELOPMENT   MARKETABLE
                                           SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     COMPENSATION      STAGE      SECURITIES
                                           ------   ------   ------   ------   ----------   ------------   -----------   ----------
Balance, December 31, 1995...............   5,780    $58      3,145   $  31     $ 31,386       $(360)       $(19,382)     $     --
  Dividends on preferred stock...........      --     --         --      --          (18)         --              --            --
  Sale of common stock in initial public
    offering.............................      --     --      2,588      26       29,101          --              --            --
  Conversion of preferred stock into
    common stock.........................  (5,780)   (58)     2,411      24           34          --              --            --
  Exercise of stock options and
    warrants.............................      --     --         65       1          162          --              --            --
  Shares issued pursuant to employee
    stock purchase plan..................      --     --          6      --           60          --              --            --
  Deferred compensation related to
    acceleration of option vesting.......      --     --         --      --          106          --              --            --
  Amortization of deferred
    compensation.........................      --     --         --      --           --          90              --            --
  Net loss...............................      --     --         --      --           --          --          (6,141)           --
                                           ------    ---     ------   -----     --------       -----        --------      --------
Balance, December 31, 1996...............      --     --      8,215      82       60,831        (270)        (25,523)           --
  Sale of common stock in public
    offering.............................      --     --      1,250      13       20,326          --              --            --
  Exercise of stock options and
    warrants.............................      --     --         42      --          139          --              --            --
  Shares issued pursuant to employee
    stock purchase plan..................      --     --         18      --          189          --              --            --
  Deferred compensation related to grants
    of stock options.....................      --     --         --      --          322        (322)             --            --
  Amortization of deferred
    compensation.........................      --     --         --      --           --         231              --            --
  Net loss...............................      --     --         --      --           --          --          (9,064)           --
                                           ------    ---     ------   -----     --------       -----        --------      --------
Balance, December 31, 1997...............      --     --      9,525      95       81,807        (361)        (34,587)           --
  Exercise of stock options..............      --     --         49       1          261          --              --            --
  Shares issued pursuant to employee
    stock purchase plan..................      --     --         15      --          171          --              --            --
  Deferred compensation related to grants
    of stock options.....................      --     --         --      --          161        (161)             --            --
  Amortization of deferred
    compensation.........................      --     --         --      --           --         311              --            --
  Unrealized gains on marketable
    securities...........................      --     --         --      --           --          --              --           222
  Net loss...............................      --     --         --      --           --          --         (11,907)           --
                                           ------    ---     ------   -----     --------       -----        --------      --------
Balance, December 31, 1998...............      --     --      9,589      96       82,400        (211)        (46,494)          222
  Sales of common stock in private
    placements...........................      --     --      1,786      18       17,398          --              --            --
  Exercise of stock options and
    warrants.............................      --     --         43      --          263          --              --            --
  Shares issued pursuant to employee
    stock purchase plan..................      --     --         16      --          156          --              --            --
  Deferred compensation related to grants
    of stock options.....................      --     --         --      --          796        (796)             --            --
  Amortization of deferred
    compensation.........................      --     --         --      --           --         477              --            --
  Unrealized gains on marketable
    securities...........................      --     --         --      --           --          --              --          (222)
  Net loss...............................      --     --         --      --           --          --         (13,318)           --
                                           ------    ---     ------   -----     --------       -----        --------      --------
Balance December 31, 1999................      --    $--     11,434   $ 114     $101,013       $(530)       $(59,812)     $     --
                                           ======    ===     ======   =====     ========       =====        ========      ========

                                           COMPREHENSIVE
                                               LOSS
                                            ACCUMULATED
                                            DURING THE
                                            DEVELOPMENT
                                               STAGE
                                           -------------
Balance, December 31, 1995...............    $(19,382)
  Dividends on preferred stock...........          --
  Sale of common stock in initial public
    offering.............................          --
  Conversion of preferred stock into
    common stock.........................          --
  Exercise of stock options and
    warrants.............................          --
  Shares issued pursuant to employee
    stock purchase plan..................          --
  Deferred compensation related to
    acceleration of option vesting.......          --
  Amortization of deferred
    compensation.........................          --
  Net loss...............................      (6,141)
                                             --------
Balance, December 31, 1996...............     (25,523)
  Sale of common stock in public
    offering.............................          --
  Exercise of stock options and
    warrants.............................          --
  Shares issued pursuant to employee
    stock purchase plan..................          --
  Deferred compensation related to grants
    of stock options.....................          --
  Amortization of deferred
    compensation.........................          --
  Net loss...............................      (9,064)
                                             --------
Balance, December 31, 1997...............     (34,587)
  Exercise of stock options..............          --
  Shares issued pursuant to employee
    stock purchase plan..................          --
  Deferred compensation related to grants
    of stock options.....................          --
  Amortization of deferred
    compensation.........................          --
  Unrealized gains on marketable
    securities...........................         222
  Net loss...............................     (11,907)
                                             --------
Balance, December 31, 1998...............     (46,272)
  Sales of common stock in private
    placements...........................          --
  Exercise of stock options and
    warrants.............................          --
  Shares issued pursuant to employee
    stock purchase plan..................          --
  Deferred compensation related to grants
    of stock options.....................          --
  Amortization of deferred
    compensation.........................          --
  Unrealized gains on marketable
    securities...........................        (222)
  Net loss...............................     (13,318)
                                             --------
Balance December 31, 1999................    $(59,812)
                                             ========

The accompanying notes are an integral part of these financial statements.

                   NEOSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                   PERIOD FROM
                                                                                                    INCEPTION
                                                                                                  (JANUARY 17,
                                                                  YEAR ENDED DECEMBER 31,             1989)
                                                              --------------------------------   TO DECEMBER 31,
                                                                1997       1998        1999           1999
                                                              --------   --------   ----------   ---------------
Cash flows from operating activities:
  Net loss..................................................  $ (9,064)  $(11,907)  $  (13,318)    $  (59,812)
  Adjustments to reconcile net loss to cash used in
    operating activities:
    Depreciation and amortization...........................     1,117      2,149        2,172          7,377
    Common stock issued for noncash charges and other.......        --         --           --             35
    Changes in operating assets and liabilities:
      Prepaid expenses and other............................      (292)       282          117           (118)
      Accounts payable......................................       130       (302)         192            237
      Accrued expenses......................................       477       (338)         822          1,430
      Deferred revenue......................................      (121)        --          805            805
                                                              --------   --------   ----------     ----------
         Net cash used in operating activities..............    (7,753)   (10,116)      (9,210)       (50,046)
                                                              --------   --------   ----------     ----------
Cash flows from investing activities:
  Purchases of property and equipment.......................   (10,803)      (761)      (1,207)       (17,731)
  Proceeds from sale-leaseback of equipment.................        --         --           --          1,382
  Purchases of marketable securities........................   (26,808)   (24,315)     (88,662)      (139,785)
  Proceeds from sales of marketable securities..............       603      1,982        8,882         11,467
  Proceeds from maturities of and other changes in
    marketable
    securities..............................................        --     26,221       79,227        105,448
  Purchase of acquired technology...........................        --         --       (3,550)        (3,550)
  Restricted cash related to acquired technology............        --         --       (1,500)        (1,500)
                                                              --------   --------   ----------     ----------
         Net cash provided by (used in) investing
           activities.......................................   (37,008)     3,127       (6,810)       (44,269)
                                                              --------   --------   ----------     ----------
Cash flows from financing activities:
  Proceeds from issuance of debt............................     9,329         --           --         11,955
  Repayment of debt.........................................      (677)    (1,040)        (617)        (4,952)
  Restricted cash related to debt...........................      (305)       (18)        (317)          (714)
  Proceeds from issuance of preferred stock, net............        --         --           --         29,497
  Proceeds from issuance of common stock, net...............       189        171       17,572         18,277
  Proceeds from public offerings, net.......................    20,339         --           --         49,466
  Proceeds from exercise of stock options and warrants......       139        262          263          1,223
  Dividends paid............................................        --         --           --            (72)
                                                              --------   --------   ----------     ----------
         Net cash provided by (used in) financing
           activities.......................................    29,014       (625)      16,901        104,680
                                                              --------   --------   ----------     ----------
Net increase (decrease) in cash and cash equivalents........   (15,747)    (7,614)         881         10,365
Cash and cash equivalents, beginning of period..............    32,845     17,098        9,484             --
                                                              --------   --------   ----------     ----------
Cash and cash equivalents, end of period....................  $ 17,098   $  9,484   $   10,365     $   10,365
                                                              ========   ========   ==========     ==========
Supplemental disclosure of cash flow information:
    Cash paid for interest..................................  $    511   $    548   $      429     $    2,538
                                                              ========   ========   ==========     ==========
Noncash financing activities:
    Issuance of common stock for dividends..................  $     --   $     --   $       --     $       90
                                                              ========   ========   ==========     ==========
    Issuance of common stock to employees in lieu of cash
      compensation..........................................  $     --   $     --   $       --     $       44
                                                              ========   ========   ==========     ==========

The accompanying notes are an integral part of these financial statements.

                   NEOSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BACKGROUND

     Neose, a development-stage company, is a leading developer of proprietary technologies for the synthesis and manufacture of complex carbohydrates. Our proprietary enzymatic glycosylation technology platform enables the rapid and cost-effective synthesis of a wide range of complex carbohydrates in commercial quantities. We use our broad, enabling technology to produce these complex carbohydrates for pharmaceutical, biotechnology, nutritional, and consumer product applications.

     We commenced operations in August 1990. We have not generated any material revenues from operations, except for interest income and revenues from collaborative agreements. We have incurred operating losses each year and, given our planned level of operating expenses, we may continue to incur operating losses for some time. As of December 31, 1999, we had an accumulated deficit of approximately $60 million. We expect additional losses for some time as we expand research and development efforts, expand manufacturing scale-up activities, and begin sales and marketing activities. We may continue to incur substantial operating losses even if our revenues increase. Our future operating results are subject to certain additional risks and uncertainties.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of Neose Technologies, Inc. and its wholly-owned subsidiaries. The financial statements reflect the elimination of all significant intercompany accounts and transactions.

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

Marketable Securities

     In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," we determine the appropriate classification of our debt securities at the time of purchase and re-evaluate such designation as of each balance sheet date. Marketable securities that we have the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost. Our other marketable securities are classified as available-for-sale securities and are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity. All realized gains and losses on our available-for-sale securities, computed using specific identification, and any declines in value determined to be permanent are recognized in the Consolidated Statements of Operations. As of December 31, 1999, all marketable securities were classified as "held-to-maturity" securities.

     Marketable securities consist of investments that have a maturity of more than three months on the date of purchase. To maintain the safety and liquidity of our marketable securities, we have established guidelines for the concentration, maturities, and credit ratings of our investments.

                   NEOSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

Property and Equipment

     Property and equipment are stated at cost. Property and equipment capitalized under capital leases are recorded at the present value of the minimum lease payments due over the lease term. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or the lease term, whichever is shorter. We use depreciable lives of three to seven years for computer, office, research, and manufacturing equipment, and eighteen to twenty years for building and improvements.

Impairment of Long-Lived Assets

     As required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," we assess the recoverability of any long-lived assets for which an indicator of impairment exists. Specifically, we calculate, and recognize, any impairment losses by comparing the carrying value of these assets to our estimate of the undiscounted future operating cash flows. Although our current and historical operating and cash flows are indicators of impairment, we believe the future cash flows to be received from our long-lived assets will exceed the assets' carrying value. Accordingly, we have not recognized any impairment losses through December 31, 1999.

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

Net Loss Per Share

     Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of securities into common stock. For the years ended December 31, 1997, 1998, and 1999, the effects of the exercise of outstanding stock options and warrants were antidilutive; accordingly, they were excluded from the calculation of diluted loss per share.

Revenue Recognition

     We record revenue from collaborative agreements either when we perform specified services or ratably over the term of the applicable agreement.

New Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied, and specifically addresses revenue recognition for non-refundable technology access fees in the biotechnology industry. SAB 101 is effective for fiscal years beginning after December 15, 1999. We are evaluating SAB 101 and the effect it may have on our financial statements. At this time, we believe that SAB 101 will not have a material impact on our financial position or results of operations.

                   NEOSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3. COLLABORATIVE AGREEMENTS

Agreement with McNeil

     During 1999, we entered into a joint venture with the McNeil Specialty Products Division of Johnson & Johnson for the large-scale enzymatic production of fructooligosaccharides (FOS) and other complex carbohydrates. The joint venture is focused on the development and marketing of FOS and other related compounds for a number of large commercial applications, including:

     o Bulking agents for sucralose, McNeil's recently approved no-calorie sweetener;
     o Nutraceutical food supplements that foster the growth of desirable bacteria in the human gastro-intestinal tract;
     o Low-cost, high-quality ingredients for use in foods such as cereals and ice creams;
     o Antibiotic replacements in animal and poultry feeds; and
     o Oral health products.

     The joint venture is owned equally by Neose and McNeil. Each of Neose and McNeil contributed various intellectual property owned by it to the joint venture, and all of the intellectual property developed by the parties under an earlier research and development agreement was similarly contributed to the joint venture. In addition, McNeil contributed to the joint venture the initial commercial manufacturing facility, for which 50% of the cost will be reimbursed by the joint venture.

     If the joint venture builds additional production facilities, and we wish to maintain our 50% ownership in the joint venture, we are required to contribute half of the expenditures, up to a maximum contribution of $8.85 million. However, we may elect to contribute as little as $1.85 million of the cost of the facilities, so long as our aggregate capital contributions are at least 15% of the joint venture's aggregate capital contributions. In this case, McNeil will fund the remainder of our half of the joint venture's capital expenditures, and our ownership percentage will be appropriately reduced. We have an option, expiring in September 2006, to return to 50% ownership in the joint venture by reimbursing McNeil for these amounts. In addition, until the joint venture is profitable, McNeil is required to fund, as a non-recourse, no-interest loan, all of the joint venture's aggregate capital expenditures in excess of $20 million, and all of the joint venture's operating losses. These loans would be repayable by the joint venture to McNeil over seven years, and in the event of any dissolution of the joint venture would be payable to McNeil before any distribution of assets to us. McNeil has the exclusive right to purchase the joint venture's bulking agent for use in specified consumer product applications at a constant mark-up over the joint venture's cost.

     We will account for our investment in the joint venture under the equity method, under which we will recognize our share of losses or earnings of the joint venture. We will record our share of the losses of the joint venture, however, only to the extent of our actual or committed investment in the joint venture. In 1999, we recorded a loss from operations of the joint venture of $345,000, which is included in research and development expense.

     The success of our joint venture with McNeil is dependent upon the joint venture's ability to manufacture, sell, and market successfully complex carbohydrates. If the joint venture is unsuccessful in these efforts, it will not be profitable and our business, financial condition, and results of operations will be materially and adversely affected.

Agreement with Bristol-Myers

     In 1998, we entered into an agreement with Bristol-Myers Squibb Company to develop proprietary technologies that enable cGMP processes for the manufacture of two gangliosides (complex carbohydrate structures attached to a lipid) for use as the active pharmaceutical ingredients in two cancer vaccines being developed by Bristol-Myers. During the years ended December 31, 1998 and 1999, we recorded revenues of $375,000 and $205,000, respectively, from Bristol-Myers.

                   NEOSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3. COLLABORATIVE AGREEMENTS -- (CONTINUED)

     Under our current agreements with Bristol-Myers, we expect to be paid for process development, and for the delivery of qualified materials for clinical trial use, and for stability and other pre-launch needs. Bristol-Myers may terminate the development agreement on 90 days' prior notice. If Bristol-Myers proceeds with GMK or MGV, we expect to enter into a mutually exclusive long-term manufacturing and supply agreement to supply Bristol-Myers' commercial requirements for the vaccines.

     Even if we successfully complete development of these processes, and fulfill all of our obligations under the agreement, Bristol-Myers may not obtain regulatory approval to market either of these vaccines. Further, even if Bristol-Myers obtains regulatory approval to market either of these vaccines, we cannot be sure that Bristol-Myers will enter into a contract with us for the manufacture of complex carbohydrates for the vaccines, or that the terms of a future contract with Bristol-Myers will be favorable to us.

Agreement with Wyeth

     During 1999, we entered into an agreement with Wyeth Nutritionals, a division of American Home Products, to develop a manufacturing process for a bioactive carbohydrate to be used as an ingredient in Wyeth's infant and pediatric nutritional formula products. We will develop a large-scale manufacturing process for this ingredient, and Wyeth plans the introduction of these proprietary ingredients into its infant formula lines. We will receive contract development payments and milestone payments, and will sell product to Wyeth upon commercialization.

     In 1999, we received a non-refundable, up-front license fee of $500,000 and research funding for November 1999 through April 2000 of $500,000. The non-refundable, up-front license fee will be recognized as revenue ratably over the three-year development program. As of December 31, 1999, we deferred $333,000 of the research funding, calculated as the amount relating to 2000.

     We may fail to develop a large-scale manufacturing process successfully or in a cost-effective or efficient manner. Even if we successfully develop a process, and fulfill all of our obligations under the agreement, Wyeth may fail to obtain regulatory approval to market the ingredient. Moreover, even if Wyeth obtains regulatory approval for the ingredient, Wyeth may determine the incremental cost of adding the ingredient to infant formula exceeds the benefit to Wyeth.

Agreement with Abbott

     Abbott Laboratories has a non-exclusive license to use our technology to manufacture and commercialize, for nutritional purposes only, any complex carbohydrate naturally found in human breast milk. If Abbott commercializes any product manufactured using our technology, we will receive fees from Abbott tied to commercial quantities. During the year ended December 31, 1997, we recognized $500,000 of revenue under our collaborative agreement with Abbott.

Agreement with Bracco

     We recognized approximately $209,000 of revenue under our collaborative research agreement with Bracco Research USA Inc. for the year ended December 31, 1997. We mutually agreed to terminate our research collaboration in September 1997.

                   NEOSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 4. MARKETABLE SECURITIES

     As of December 31, 1998 and 1999, marketable securities consisted of securities and obligations of either the U.S. Treasury or U.S. government agencies. The following summary contains additional information about our marketable securities (in thousands):

DECEMBER 31,                                                    1998       1999
------------                                                  --------   --------
Available-for-sale securities
  Cost......................................................  $ 30,303   $  9,483
  Gross unrealized gains....................................       222         --
  Amortized discount........................................        --         52
                                                              --------   --------
  Fair value of available-for-sale securities...............    30,525      9,535
  Less amounts classified as cash equivalents...............    (7,986)    (9,535)
                                                              --------   --------
Total available-for-sale securities.........................    22,539         --
Held-to-maturity securities (at amortized cost).............        --     22,870
                                                              --------   --------
                                                              $ 22,539   $ 22,870
                                                              ========   ========

     The weighted-average maturity of our marketable securities as of December 31, 1999 was five months. During the years ended December 31, 1998 and 1999, we received proceeds from the sales of marketable securities of approximately $1,982,000 and $8,882,000, respectively. Realized gains on these sales for the years ended December 31, 1998 and 1999 were approximately $74,000 and $796,000, respectively.

NOTE 5. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in thousands):

DECEMBER 31,                                                    1998       1999
------------                                                  --------   --------
Building and improvements...................................  $ 13,212   $ 13,524
Research equipment..........................................     2,652      3,068
Manufacturing equipment.....................................       842      1,178
Computer and office equipment...............................       411        528
                                                              --------   --------
                                                                17,117     18,298
Less accumulated depreciation and amortization..............    (4,278)    (5,632)
                                                              --------   --------
                                                                12,839     12,666
Land........................................................       700        700
                                                              --------   --------
                                                              $ 13,539   $ 13,366
                                                              ========   ========

     Depreciation and amortization expense was approximately $1,838,000 and $1,380,000 for the years ended December 31, 1998 and 1999, respectively.

NOTE 6. ACQUIRED TECHNOLOGY

     On March 26, 1999, we acquired the carbohydrate manufacturing patents, licenses, and other intellectual property of Cytel Corporation's Glytec business unit. We paid $3.5 million in cash to Cytel and an additional $1.5 million in cash into escrow, the release of which is conditioned on Cytel's satisfaction, prior to September 26, 2000, of certain matters relating to the acquired patents and licenses. We have recorded the $1.5 million placed into escrow as Restricted Cash on our December 31, 1999 Consolidated Balance Sheet.

                   NEOSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 6. ACQUIRED TECHNOLOGY -- (CONTINUED)

     Because the acquired intellectual property consists of core technology with alternative future uses, we have capitalized $3.3 million of the amount paid to Cytel as Acquired Technology. The remaining $200,000 was paid to Cytel from an escrow account funded by us in 1998. This amount was charged to expense in our 1998 Consolidated Statement of Operations.

     In addition, we agreed to pay Cytel up to an additional $1.6 million in cash, contingent on potential payments and revenues realized by us from certain future corporate collaborations, as long as we enter into any such collaboration by March 26, 2000. We are obligated to pay $250,000 of the $1.6 million as a result of entering into a Collaboration and License Agreement with the Wyeth Nutritionals Division of American Home Products (see Note 3). This amount has also been capitalized as Acquired Technology on our December 31, 1999 Consolidated Balance Sheet. Any cash remaining in the escrow account on September 26, 2000 will be returned to us and will be available for general corporate purposes. The Acquired Technology balance will be amortized to our Consolidated Statement of Operations over eight years, which we estimate to be the useful life of the technology. During the year ended December 31, 1999, we recorded amortization expense of $315,000 relating to the Acquired Technology.

NOTE 7. ACCRUED EXPENSES

     Accrued expenses consisted of the following (in thousands):

DECEMBER 31,                                                   1998         1999
------------                                                  -------      -------
Accrued compensation........................................  $   330      $   455
Accrued professional fees...................................      200          348
Amount due to joint venture with McNeil.....................       --          345
Accrued acquired technology.................................       --          250
Accrued clinical expenses...................................      250          199
Accrued royalty expense.....................................      142          142
Accrued outside research expenses...........................      183          123
Accrued other expenses......................................      185          250
                                                              -------      -------
                                                              $ 1,290      $ 2,112
                                                              =======      =======

NOTE 8. LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

DECEMBER 31,                                                   1998         1999
------------                                                  -------      -------
MCIDA bond issuance.........................................  $ 8,900      $ 8,300
Other.......................................................       17           --
                                                              -------      -------
                                                                8,917        8,300
Less current portion........................................     (617)      (1,000)
                                                              -------      -------
                                                              $ 8,300      $ 7,300
                                                              =======      =======

     Minimum principal repayments of long-term debt as of December 31, 1999 were as follows (in thousands): 2000--$1,000; 2001--$1,100; 2002--$1,100;
2003--$1,200; 2004--$1,200; and thereafter--$2,700 (2005--$100; 2006--$200;
2007--$100; 2008 through 2011--$200; 2012--$300; 2013--$200; 2014--$300;
2015--$200; 2016--$300; and 2017--$200).

                   NEOSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 8. LONG-TERM DEBT -- (CONTINUED)

MCIDA Bond Issuance

     In 1997, we issued, through the Montgomery County (Pennsylvania) Industrial Development Authority, $9.4 million of taxable and tax-exempt bonds. The bonds were issued to finance the purchase of our previously leased building and the construction of a pilot-scale manufacturing facility within our building. The bonds are supported by a AA-rated letter of credit, and a reimbursement agreement between our bank and the letter of credit issuer. The interest rate on the bonds will vary weekly, depending on market rates for AA-rated taxable and tax-exempt obligations, respectively. During 1999, the weighted-average, effective interest rate was 6.5% per year, including letter-of-credit and other fees.

     The terms of the bond issuance provide for monthly, interest-only payments and a single repayment of principal at the end of the twenty-year life of the bonds. However, under our agreement with our bank, we are making monthly payments to an escrow account to provide for an annual prepayment of principal.

     As of December 31, 1999, we had Restricted Cash relating to the bonds of $785,000, which consisted of our monthly payments to an escrow account plus interest revenue on the balance in the escrow account.

     To provide credit support for the bond issuance, we have given a first mortgage on the land, building, improvements, and certain machinery and equipment to our bank. In addition, we have agreed to maintain at least $20 million of cash and short-term investments. If we fail to comply with this covenant, we are required to deposit with the lender cash collateral up to, but not more than, the loan's unpaid balance, which was $8.3 million as of December 31, 1999.

Capital Lease Obligation

     In June 1995, we entered into a master equipment lease agreement with a finance company. We borrowed $1.4 million under the agreement. As of December 31, 1998, we had satisfied our obligations under the agreement. In connection with the lease, we granted the lessor a warrant to purchase 10,527 shares of common stock at $14.25 per share. The stock warrant, which expires on June 30, 2002, remained outstanding as of December 31, 1999.

NOTE 9. STOCKHOLDERS' EQUITY

Common Stock

     On June 29, 1999, we sold 1.5 million shares of common stock in a private placement to a group of institutional and individual investors at a price of $9.50 per share, generating net proceeds of approximately $13.4 million. On January 13, 1999, we sold 286,097 shares of common stock to Johnson & Johnson Development Corporation at a price of $13.98 per share, generating net proceeds of $4 million.

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

                   NEOSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 9. STOCKHOLDERS' EQUITY -- (CONTINUED)

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

NOTE 10. EMPLOYEE BENEFIT PLANS

Stock Option Plans

     We have three stock option plans, the 1991, 1992, and 1995 Stock Option Plans, under which a total of 2,511,666 shares of common stock have been reserved. The 1995 Stock Option Plan, which incorporates the two predecessor plans, provides for the granting of both incentive stock options and nonqualified stock options to our employees, officers, directors, and consultants. In addition, the plan allows us to issue shares of common stock directly either through the immediate purchase of shares or as a bonus tied to either an individual's performance or our attainment of prescribed milestones. Incentive stock options may not be granted at an exercise price less than the fair market value on the date of grant. In addition, the plan includes stock appreciation rights to be granted at our discretion. The stock options are exercisable over a period, which may not exceed ten years from the date of grant, determined by our board of directors.

     We have elected to adopt the disclosure provisions only of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," or SFAS 123. Accordingly, we apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock-based compensation plans. We record deferred compensation for option grants to employees for the amount, if any, the market price per share exceeds the exercise price per share. In addition, we record deferred compensation for option grants to non-employees in the amount of the fair value per share, as computed using the Black-Scholes option-pricing model and variable plan accounting. We amortize deferred compensation amounts over the vesting periods of each option. We recognized compensation expense of approximately $231,000, $311,000, and $477,000 for the years ended December 31, 1997, 1998, and 1999, respectively.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. We used the following weighted-average assumptions for 1997, 1998, and 1999 grants, respectively: risk-free interest rate of 5.8%, 4.6%, and 5.9%; an expected life of 5.3, 5.1, and 5.2 years;

                   NEOSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 10. EMPLOYEE BENEFIT PLANS -- (CONTINUED)

volatility of 60%; and a dividend yield of zero. If we had elected to record compensation cost for our stock-based compensation plans consistent with SFAS 123, our net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                             1997           1998           1999
                                                           --------       --------       --------
Net loss--as reported....................................  $ (9,064)      $(11,907)      $(13,318)
Net loss--pro forma......................................  $(11,524)      $(14,756)      $(15,853)
Basic and diluted net loss per share--as reported........  $  (0.96)      $  (1.25)      $  (1.25)
Basic and diluted net loss per share--pro forma..........  $  (1.23)      $  (1.54)      $  (1.48)

     A summary of the status of our stock option plans as of December 31, 1997, 1998, 1999 and changes during each of the years then ended, is presented below:

                                         1997                      1998                      1999
                                -----------------------   -----------------------   -----------------------
                                              WEIGHTED-                 WEIGHTED-                 WEIGHTED-
                                               AVERAGE                   AVERAGE                   AVERAGE
                                              EXERCISE                  EXERCISE                  EXERCISE
                                  NUMBER        PRICE       NUMBER        PRICE       NUMBER        PRICE
                                OUTSTANDING   PER SHARE   OUTSTANDING   PER SHARE   OUTSTANDING   PER SHARE
                                -----------   ---------   -----------   ---------   -----------   ---------
Balance at January 1..........   1,201,087     $10.03      1,564,176     $11.73      1,785,489     $12.15
  Granted.....................     419,704      15.76        312,212      13.38        443,626      13.22
  Exercised...................     (41,618)      3.40        (50,320)      5.40        (35,663)      7.41
  Canceled....................     (14,997)     11.48        (40,579)     13.69        (41,415)     14.15
                                 ---------     ------      ---------     ------      ---------     ------
Balance at December 31........   1,564,176     $11.73      1,785,489     $12.15      2,152,037     $12.41
                                 =========     ======      =========     ======      =========     ======
Options exercisable at
  December 31.................     636,164     $ 7.84        930,954     $ 9.82      1,242,583     $11.07
                                 =========     ======      =========     ======      =========     ======

     A summary of options granted at exercise prices equal to, greater than, and less than the market price on the date of grant is presented below:

YEAR ENDED DECEMBER 31,                                    1997             1998             1999
-----------------------                                  --------         --------         --------
Price = Market Value
          Options granted.......................          402,665          306,165          397,366
          Weighted-average exercise price.......         $  15.75         $  13.55         $  12.17
          Weighted-average fair value...........         $   8.97         $   7.48         $   6.89

Price > Market Value
          Options granted.......................           10,000               --           40,000
          Weighted-average exercise price.......         $  20.50         $     --         $  25.00
          Weighted-average fair value...........         $   8.86         $     --         $   5.50

Price < Market Value
          Options granted.......................            7,039            6,047            6,260
          Weighted-average exercise price.......         $   9.68         $   4.92         $   4.75
          Weighted-average fair value...........         $  13.70         $  11.40         $  11.01

                   NEOSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 10. EMPLOYEE BENEFIT PLANS -- (CONTINUED)

     The following table summarizes information about stock options outstanding as of December 31, 1999:

                           OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
--------------------------------------------------------------------------       ---------------------------
                                               WEIGHTED-         WEIGHTED-                         WEIGHTED-
                                                AVERAGE           AVERAGE                           AVERAGE
      RANGE OF                NUMBER           REMAINING         EXERCISE          NUMBER          EXERCISE
   EXERCISE PRICES          OUTSTANDING       LIFE (YEARS)         PRICE         EXERCISABLE         PRICE
   ---------------          -----------       ------------       ---------       -----------       ---------
   $ 0.90 - $12.54             822,952              5.7           $ 7.67            651,889         $ 7.05
   $12.69 - $14.56             717,755              8.8            13.63            214,405          13.62
   $14.63 - $30.00             611,330              7.4            17.36            376,289          16.59
                             ---------                                            ---------
   $ 0.90 - $30.00           2,152,037              7.2           $12.41          1,242,583         $11.07
                             =========                                            =========

     The weighted-average fair value of employee purchase rights granted under our employee stock purchase plan (see below) in 1997, 1998, and 1999 was $5.97, $6.05, and $6.25, respectively. The fair value of the purchase rights was estimated using the Black-Scholes model with the following weighted-average assumptions for 1997, 1998, and 1999, respectively: risk-free interest rate of 5.7%, 4.6%, and 6.5%; an expected life of seventeen, seventeen, and eighteen months; volatility of 60%; and a dividend yield of zero.

Employee Stock Purchase Plan

     We maintain an employee stock purchase plan, or ESPP, that allows any eligible employee the opportunity to purchase shares of our common stock through payroll deductions at the end of semiannual purchase periods. Any employee who is expected to work at least 20 hours per week for at least five months per calendar year is eligible to participate. The ESPP, which became effective in February 1996, provides for successive, two-year offering periods, each of which is contemplated to have four semiannual purchase periods. Pursuant to the ESPP, 100,000 shares of common stock were reserved for issuance. The purchase price is 85% of the lower of the market price per share on the employee's entry date into the offering period or the market price per share on the purchase date. Any employee who owns less than 5% of our common stock may purchase up to the lesser of:

     o 10% of his or her eligible compensation;
     o 1,000 shares per purchase; or
     o the number of shares per year that does not exceed the quotient of $25,000 divided by the market price per share on the employee's entry date into the offering period.

     A total of 76,712, 61,632, and 46,092 shares of common stock remained available for issuance under the ESPP at December 31, 1997, 1998, and 1999, respectively. The total purchases of common stock under the ESPP during the years ended December 31, 1997, 1998, and 1999, were 17,657 shares at a total purchase price of approximately $189,000, 15,080 shares at a total purchase price of approximately $171,000, and 15,540 shares at a total purchase price of approximately $156,000, respectively. We have not recorded any compensation expense for the ESPP.

NOTE 11. COMMITMENTS

License Agreements

     We have entered into agreements with various institutions under which we have been granted licenses to use patent rights and technology. Typically, these agreements will terminate upon the expiration of the applicable patent rights, and require us to reimburse the licensor for all reasonable fees related to the

                   NEOSE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT-STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 11. COMMITMENTS -- (CONTINUED)

acquisition and maintenance of the patents licensed to us. In addition, we usually are required to pay royalties to the licensor based on either sales of applicable products by us or specified license fees, milestone fees, and royalties received by us from sublicensees, or both.

NOTE 12. INCOME TAXES

     As of December 31, 1999, we had net operating loss carryforwards for federal and state income tax purposes of approximately $8,257,000 and $3,620,000, respectively. In addition, we had federal research and development credit carryforwards of approximately $1,497,000. These carryforwards begin to expire in 2004. Due to the uncertainty surrounding the realization of the tax benefit associated with these carryforwards, we have provided a full valuation allowance against this tax benefit. In addition, pursuant to the Tax Reform Act of 1986, the annual utilization of our net operating loss carryforwards will be limited. We do not believe that these limitations will have a material adverse impact on the utilization of our net operating loss carryforwards.

     The approximate income tax effect of each type of temporary difference and carryforward is as follows (in thousands):

DECEMBER 31,                                                    1998           1999
------------                                                  --------       --------
Benefit of net operating loss carryforwards.................  $  2,535       $  3,159
Research & development credit carryforwards.................     1,169          1,497
Capitalized research and development........................     8,360         10,615
Start-up costs..............................................     5,594          7,204
Nondeductible depreciation and amortization.................     1,737          2,414
Deferred compensation.......................................       299            493
Accrued expenses not currently deductible...................       199            352
Deferred revenue............................................        --            192
Other.......................................................      (223)          (468)
                                                              --------       --------
                                                                19,670         25,458
Valuation allowance.........................................   (19,670)       (25,458)
                                                              --------       --------
                                                              $     --       $     --
                                                              ========       ========

NOTE 13. RELATED-PARTY TRANSACTIONS

     Paramount Capital, Inc., of which the sole shareholder is a member of our Board of Directors, acted as a finder for our private placement of common stock in June 1999 (see Note 9). We paid Paramount Capital $783,750 for its assistance in completing the private placement. Entities affiliated with Paramount Capital purchased 110,000 shares of common stock in the private placement.

     In 1997, we entered into an agreement with an employee of Paramount Capital for consulting services. Under the agreement, which may be terminated by either party upon sixty days prior notice, we granted the consultant options to purchase 15,000 shares of common stock at prices equal to and in excess of the then market price. The weighted-average exercise price of the options is $18.00 per share. The options vest in equal, annual amounts over four years. In addition, we are obligated to pay the consultant an annual amount of $50,000. During 1999, we granted the consultant an additional option to purchase 30,000 shares of common stock at an exercise price of $10.38, the market price on the date of grant. The option vests in equal, annual amounts in 2002 and 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                              NEOSE TECHNOLOGIES, INC.

Date: February 23, 2000                       By /s/ Stephen A. Roth
                                                 -----------------------------
                                                 Stephen A. Roth
                                                 Chief Executive Officer

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

                NAME                                CAPACITY                      DATE
                ----                                --------                      ----
/s/ Stephen A. Roth                   Chief Executive Officer and Chairman  February 23, 2000
------------------------------------  of the Board (Principal Executive
Stephen A. Roth                       Officer)

/s/ P. Sherrill Neff                  President and Chief Financial         February 23, 2000
------------------------------------  Officer and Director (Principal
P. Sherrill Neff                      Financial and Accounting Officer)

/s/ William F. Hamilton               Director                              February 23, 2000
------------------------------------
William F. Hamilton

/s/ Douglas J. MacMaster, Jr.         Director                              February 23, 2000
------------------------------------
Douglas J. MacMaster, Jr.

/s/ Mark H. Rachesky                  Director                              February 23, 2000
------------------------------------
Mark H. Rachesky

/s/ Lindsay A. Rosenwald              Director                              February 23, 2000
------------------------------------
Lindsay A. Rosenwald

/s/ Lowell E. Sears                   Director                              February 23, 2000
------------------------------------
Lowell E. Sears

/s/ Jerry A. Weisbach                 Director                              February 23, 2000
------------------------------------
Jerry A. Weisbach

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

10.12++    Employee Stock Purchase Plan. (Exhibit 10.17)(1)

10.13++ Employment Agreement dated April 1, 1992, between David A. Zopf and Neose, as amended to date. (Exhibit 10.18)(1)

10.15 Design-Build Agreement dated August 30, 1996, between Irwin & Leighton, Inc. and Neose. (Exhibit 10.19)(2)

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

 EXHIBIT
 NUMBER    DESCRIPTION
 -------   -----------
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

10.28 Form of Purchase Agreement dated as of June 25, 1999, between Neose Technologies, Inc. and the purchasers set forth on the signature pages thereto. (Exhibit 99.1)(7)

10.29 Form of Amended and Restated Purchase Agreement dated as of June 25, 1999, between Neose Technologies, Inc. and the purchasers set forth on the signature pages thereto.
           (Exhibit 99.2)(7)

10.30** Research and Development Agreement, dated June 1, 1998, between Neose Technologies, Inc. and the Pharmaceutical Research Institute of Bristol-Myers Squibb Company. (Exhibit 99.1)(8)

10.31** Operating Agreement of Magnolia Nutritionals LLC, dated October 12, 1999, between Neose Technologies, Inc. and
           McNeil PPC, Inc. acting through its division McNeil
           Specialty Products Company. (Exhibit 99.2)(8)

10.32** Collaboration and License Agreement, dated November 3, 1999, between Neose Technologies, Inc. and American Home Products Corporation. (Exhibit 99.3)(8)

11*        Statement re: Computation of Net Loss Per Common Share.

23.1*      Consent of Arthur Andersen LLP.

24* Powers of Attorney (included as part of signature page hereof).

27.1*      Financial Data Schedule.

------------------

*     Filed herewith

** Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.

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

(4)   Filed as an Exhibit to our Registration Statement on Form
      S-8 (Registration No. 333-35283) filed with the SEC on
      September 10, 1997.

(5) Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on October 1, 1997.

(6) Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on January 8, 1999.

(7) Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on July 14, 1999.

(8) Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on February 2, 2000.