Form 10-Q
period 2000-03-31
NEOSE TECHNOLOGIES INC
filed 2000-05-15
CIK 877902

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
(Mark One)

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000.

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934

          For the transition period from ________________ to __________________

                         Commission file number: 0-27718

                            NEOSE TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                               13-3549286
     ----------------------------------               -------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

                 102 Witmer Road
              Horsham, Pennsylvania                          19044
     ----------------------------------------             ----------
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

                              Yes [X]   No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,897,300 shares of common stock, $.01 par value, were outstanding as of April 30, 2000.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                                      INDEX
                                      -----

                                                                                              Page
                                                                                              ----
PART I.  FINANCIAL INFORMATION:
         ----------------------
     Item 1. Financial Statements

          Consolidated Balance Sheets (unaudited) at December 31, 1999 and March 31, 2000.......3

          Consolidated Statements of Operations (unaudited) for the three months ended
          March 31, 1999 and 2000, and for the period from inception through March 31, 2000.....4

          Consolidated Statements of Cash Flows (unaudited) for the three months ended
          March 31, 1999 and 2000, and for the period from inception through March 31, 2000.....5

          Notes to Unaudited Consolidated Financial Statements..................................6

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations..............................................................8

     Item 3. Quantitative and Qualitative Disclosure About Market Risk.........................12

PART II. OTHER INFORMATION:
         ------------------

     Item 2. Changes in Securities and Use of Proceeds.........................................12

     Item 6. Exhibits and Reports on Form 8-K..................................................12

SIGNATURES.....................................................................................13
----------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                    (in thousands, except per share amounts)


                                                           December 31, 1999      March 31, 2000
                                                           -----------------      --------------
                                     Assets
Current assets:
  Cash and cash equivalents                                     $ 10,365             $ 84,457
  Marketable securities                                           22,870               14,749
  Accounts Receivable                                                 --                2,020
  Restricted funds                                                 2,285                2,052
  Prepaid expenses and other current assets                          118                  385
                                                                --------             --------
      Total current assets                                        35,638              103,663

Property and equipment, net                                       13,366               13,473

Acquired technology (See Note 4)                                   3,235                3,623
                                                                --------             --------
Total assets                                                    $ 52,239             $120,759
                                                                ========             ========

                      Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term debt                             $  1,000             $  1,000
  Accounts payable                                                   237                  150
  Accrued expenses                                                 2,112                2,171
  Deferred revenue                                                   805                  514
                                                                --------             --------
    Total current liabilities                                      4,154                3,835

Long-term debt                                                     7,300                7,300
                                                                --------             --------
    Total liabilities                                             11,454               11,135
                                                                --------             --------
Stockholders' equity:
   Preferred stock, $.01 par value, 5,000 shares
     authorized, none issued                                          --                   --
   Common stock, $.01 par value, 30,000 shares
     authorized; 11,434 and 13,897 shares issued
     and outstanding                                                 114                  139
   Additional paid-in capital                                    101,013              172,417
   Deferred compensation                                            (530)              (1,294)
   Deficit accumulated during the development-stage              (59,812)             (61,638)
                                                                --------             --------
     Total stockholders' equity                                   40,785              109,624
                                                                --------             --------
Total liabilities and stockholders' equity                      $ 52,239             $120,759
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

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)


                                             Three months ended          Period from
                                                  March 31,               inception
                                           ---------------------     (January 17, 1989)
                                             1999          2000      to March 31, 2000
                                           -------       -------     ------------------
Revenue from collaborative agreements      $   125       $ 1,947          $  8,714

Operating expenses:
   Research and development                  2,471         2,893            54,446
   General and administrative                1,003         1,280            22,513
                                           -------       -------          --------
      Total operating expenses               3,474         4,173            76,959
                                           -------       -------          --------
Operating loss                              (3,349)       (2,226)          (68,245)

Interest income                                384           519             9,374
Interest expense                              (107)         (119)           (2,767)
                                           -------       -------          --------
Net loss                                   $(3,072)      $(1,826)         $(61,638)
                                           =======       =======          ========
Basic and diluted net loss per share       $ (0.31)      $ (0.15)
                                           =======       =======
Basic and diluted weighted-average
   shares outstanding                        9,860        11,880
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

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                                      Three months ended            Period from
                                                                           March 31,                 inception
                                                                    -----------------------      (January 17, 1989)
                                                                      1999           2000         to March 31, 2000
                                                                    --------       --------      ------------------
Cash flows from operating activities:
   Net loss                                                         $ (3,072)      $ (1,826)        $ (61,638)
   Adjustments to reconcile net loss to cash used in
     operating activities:
      Depreciation and amortization                                      404            737             8,114
      Common stock issued for non-cash and other charges                  --             --                35
      Changes in operating assets and liabilities:
         Accounts receivable                                              --         (2,020)           (2,020)
         Prepaid expenses and other                                     (225)          (267)             (385)
         Accounts payable                                                 55            (87)              150
         Accrued expenses                                                241             59             1,489
         Deferred revenue                                                 --           (291)              514
                                                                    --------       --------         ---------
            Net cash used in operating activities                     (2,597)        (3,695)          (53,741)
                                                                    --------       --------         ---------
Cash flows from investing activities:
   Purchases of property and equipment                                   (96)          (466)          (18,197)
   Proceeds from sale-leaseback of equipment                              --             --             1,382
   Purchases of marketable securities                                (24,593)       (14,623)         (154,408)
   Proceeds from sales of marketable securities                        5,930             --            11,467
   Proceeds from maturities of and other changes in marketable
      securities                                                      15,975         22,744           128,192
   Purchase of acquired technology                                    (3,300)          (500)           (4,050)
   Restricted cash related to acquired technology                     (1,500)           500            (1,000)
                                                                    --------       --------         ---------
            Net cash provided by (used in) investing activities       (7,584)         7,655           (36,614)
                                                                    --------       --------         ---------
Cash flows from financing activities:
   Proceeds from issuance of debt                                         --             --            11,955
   Repayment of debt                                                      (6)            --            (4,952)
   Restricted cash related to debt                                      (155)          (267)             (981)
   Proceeds from issuance of preferred stock, net                         --             --            29,497
   Proceeds from issuance of common stock, net                         4,080             --            18,277
   Proceeds from public offerings, net                                    --         68,540           118,006
   Proceeds from exercise of stock options and warrants                  184          1,859             3,082
   Dividends paid                                                         --             --               (72)
                                                                    --------       --------         ---------
            Net cash provided by financing activities                  4,103         70,132           174,812
                                                                    --------       --------         ---------
Net increase (decrease) in cash and cash equivalents                  (6,078)        74,092            84,457
Cash and cash equivalents, beginning of period                         9,484         10,365                --
                                                                    --------       --------         ---------
Cash and cash equivalents, end of period                            $  3,406       $ 84,457         $  84,457
                                                                    ========       ========         =========
Supplemental disclosure of cash flow information:
      Cash paid for interest                                        $    111       $    121         $   2,659
                                                                    ========       ========         =========
Non-cash financing activities:
      Issuance of common stock for dividends                        $     --       $     --         $      90
                                                                    ========       ========         =========
      Issuance of common stock to employees in lieu of
        cash compensation                                           $     --       $     --         $      44
                                                                    ========       ========         =========

The accompanying notes are an integral part of these consolidated financial statements.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Basis of Presentation

     We have used generally accepted accounting principles for interim financial information to prepare unaudited consolidated financial statements:

o    As of March 31, 2000;
o    For the three months ended March 31, 1999 and 2000; and
o    For the period from inception (January 17, 1989) to March 31, 2000.

Our consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In our opinion, the unaudited information includes all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. You should not base your estimate of our results of operations for 2000 solely on our results of operations for the three months ended March 31, 2000. You should read these consolidated financial statements in combination with:

o    The other Notes in this section;
o "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the following section; and
o The Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 1999.

2.   Sale of Common Stock

     In March, 2000, we offered and sold 2.3 million shares of our common stock at a public offering price of $32.00 per share. Our net proceeds from the offering after the payment of placement fees and offering expenses were approximately $68.6 million.

3.   Agreement with Bristol-Myers Squibb Company

     In 1998, we entered into an agreement with Bristol-Myers Squibb Company to develop proprietary technologies that enable cGMP processes for the manufacture of two gangliosides (complex carbohydrate structures attached to a lipid) for use as the active pharmaceutical ingredients in two cancer vaccines being developed by Bristol-Myers. During the three months ended March 31, 2000, we recorded revenues of $1.6 million from Bristol-Myers. In May 2000, we announced the expansion of our collaboration with Bristol-Myers to provide additional proprietary process development services.

4.   Acquisition of Intellectual Property from Cytel

     On March 26, 1999, we acquired the carbohydrate manufacturing patents, licenses, and other intellectual property of Cytel Corporation. We paid $3.5 million in cash to Cytel and an additional $1.5 million in cash into escrow, the release of which is conditioned on the satisfaction, prior to September 26, 2000, by Epimmune, Inc., Cytel's successor corporation, of certain matters relating to the acquired patents and licenses. In March 2000, we transferred $500,000 from escrow to Epimmune. We have recorded the remaining $1.0 million in escrow as Restricted Cash on our March 31, 2000 Consolidated Balance Sheet. Any cash remaining in the escrow account on September 26, 2000 will be returned to us and will be available for general corporate purposes.

     Because the acquired intellectual property consists of core technology with alternative future uses, we have capitalized $3.3 million of the amount paid to Cytel and the $500,000 transferred from escrow to Epimmune as Acquired Technology. We charged $200,000 of the $3.5 million paid to Cytel to expenses in our Consolidated Statement of Operations in 1998.

      The Acquired Technology balance will be amortized to our Consolidated Statement of Operations over eight years, which we estimate to be the useful life of the technology. During the three months ended March 31, 2000, we recorded amortization expense of $112,000 relating to the acquired technology.

5.   Net Loss Per Share

     Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of securities into common stock. For the three months ended March 31, 1999 and 2000, the effects of the exercise of outstanding stock options and warrants were antidilutive; accordingly, they were excluded from the calculation of diluted earnings per share.

6.   Comprehensive Loss

     Our comprehensive loss for the three months ended March 31, 1999 and 2000 was approximately $3.1 million and $1.8 million, respectively. Comprehensive loss is comprised of net loss and other comprehensive income or loss. Our only source of other comprehensive income or loss is unrealized gains and losses on our marketable securities that are classified as available-for-sale.

7.   Reclassifications

     Certain prior year amounts have been reclassified to conform with our current year presentation.

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

     We do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results.

     You should read this section in combination with the Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999, included in our Annual Report on Form 10-K and in our 1999 Annual Report to Stockholders.

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

     We have incurred operating losses each year. As of March 31, 2000, we had an accumulated deficit of approximately $62 million. We expect additional losses for some time as we expand research and development efforts, expand manufacturing scale-up activities, and begin sales and marketing activities.

Results of Operations

   Revenues

     Revenues from collaborative agreements for the three months ended March 31, 2000 increased to $1,947,000 from $125,000 for the corresponding period in 1999. Revenues for the 2000 period were received under our agreements with Bristol-Myers Squibb Company and Wyeth Nutritionals International, a division of American Home Products.

   Operating Expenses

     Research and development expenses for the three months ended March 31, 2000 increased to $2,893,000 from $2,471,000 for the corresponding period in 1999. The increase during the 2000 period was primarily attributable to additional services rendered under our current research and development agreement with Bristol-Myers Squibb, amortization of the acquired technology from Cytel, and the compensation expense associated with stock options granted to our Scientific Advisory Board.

     General and administrative expenses for the three months ended March 31, 2000 increased to $1,280,000 from $1,003,000 for the corresponding period in 1999. The increase during the 2000 period was primarily attributable to the hiring of additional business development and administrative personnel, and the compensation expense associated with stock options granted to our outside consultants.

   Interest Income and Expense

     Interest income for the three months ended March 31, 2000 increased to $519,000 from $384,000 for the corresponding period in 1999. The increase was due to higher average cash and marketable securities balances during the 2000 period.

     Interest expense for the three months ended March 31, 2000 increased to $119,000 from $107,000 for the corresponding period in 1999. The increase was due to higher interest rates, offset by lower average loan balances outstanding during the 2000 period.

   Net Loss

     Our net loss for the three months ended March 31, 1999 decreased to $1,826,000, or $0.15 per share, from $3,072,000, or $0.31 per share, for the corresponding period in 1999.

Liquidity and Capital Resources

     We have incurred losses each year since our inception. As of March 31, 2000, we had a deficit accumulated during the development stage of approximately $62 million. We have financed our operations through private and public offerings of our securities and revenues from our collaborative agreements. We had $99.2 million in cash and marketable securities as of March 31, 2000, compared to $33.2 million in cash and marketable securities as of December 31, 1999. The increase was primarily attributable to our public offering of 2.3 million shares of common stock in March 2000.

     Under the terms of our joint venture with McNeil Specialty, we may be required to make additional capital contributions to fund capital expenditures. If the joint venture builds additional production facilities, and we wish to maintain our 50% ownership in the joint venture, we are required to contribute half of such expenditures, up to a maximum contribution of $8.85 million. However, we may elect to contribute as little as $1.85 million of the cost of the facilities, so long as our aggregate capital contributions are at least 15% of the joint venture's aggregate capital contributions. In this case, McNeil Specialty will fund the remainder of our half of the joint venture's capital expenditures, and our ownership percentage will be proportionately reduced. We have an option, expiring in September 2006, to return to 50% ownership in the joint venture by reimbursing McNeil Specialty for this amount. In addition, until the joint venture is profitable, McNeil Specialty is required to fund, as a non-recourse, no-interest loan, all of the joint venture's aggregate capital expenditures in excess of an agreed upon amount, and all of the joint venture's operating losses. These loans would be repayable by the joint venture to McNeil Specialty over seven years, and in the event of any dissolution of the joint venture would be payable to McNeil Specialty before any distribution of assets to us.

     We will account for our investment in the joint venture under the equity method, under which we will recognize our share of earnings and losses of the joint venture. We will record our share of the losses of the joint venture, however, only to the extent of our actual or committed investment in the joint venture.

     In 1997, we issued, through the Montgomery County (Pennsylvania) Industrial Development Authority, $9.4 million of taxable and tax-exempt bonds. The bonds were issued to finance the purchase of our previously leased building and the construction of a pilot-scale manufacturing facility within our building. The bonds are supported by a AA-rated letter of credit, and a reimbursement agreement between our bank and the letter of credit issuer. The interest rate on the bonds will vary weekly, depending on market rates for AA-rated taxable and tax-exempt obligations, respectively. As of March 31, 2000, the effective, blended interest rate was 7.4% per annum, including letter-of-credit and other fees. To provide credit support for this arrangement, we have given a first mortgage on the land, building, improvements, and certain machinery and equipment to our bank. In addition, we have agreed to maintain at least $20 million of cash and short-term investments. If we fail to comply with this covenant, we are required to deposit with the lender cash collateral up to, but not more than, the unpaid balance of the loan, which as of March 31, 2000 was $8.3 million.

     During the quarter ended March 31, 2000, we purchased approximately $466,000 of property, equipment, and building improvements.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

     In March, 2000, we offered and sold 2.3 million shares of our common stock at a public offering price of $32.00 per share. Our net proceeds from the offering after the payment of placement fees and offering expenses were approximately $68.6 million.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  List of Exhibits:

          27 Financial Data Schedule.

     (b)  Reports on Form 8-K. None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NEOSE TECHNOLOGIES, INC.

Date: May 15, 2000                    By: /s/ P. Sherrill Neff
                                          --------------------------------------
                                          P. Sherrill Neff
                                          President, Chief Operating Officer and
                                          Chief Financial Officer