Form 10-Q
period 2000-06-30
NEOSE TECHNOLOGIES INC
filed 2000-08-14
CIK 877902

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
(MARK ONE)


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2000.

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to __________________

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

                               Yes [X]     No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,954,447 shares of common stock, $.01 par value, were outstanding as of July 31, 2000.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                                      INDEX


                                                                                  Page
                                                                                  ----
PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements (unaudited)

             Consolidated Balance Sheets at December 31, 1999 and
             June 30, 2000.......................................................... 3

             Consolidated Statements of Operations for the three and six months ended June 30, 1999 and 2000, and for the period from inception through June 30, 2000........................................ 4

             Consolidated Statements of Cash Flows for the six months ended
             June 30, 1999 and 2000, and for the period from inception through
             June 30, 2000.......................................................... 5

             Notes to Consolidated Financial Statements............................. 6

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations.................................................. 8

     Item 3. Quantitative and Qualitative Disclosure About Market Risk..............12


PART II. OTHER INFORMATION:

     Item 4. Submission of Matters to a Vote of Security Holders....................12

     Item 6. Exhibits and Reports on Form 8-K.......................................12


SIGNATURES..........................................................................14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                    (in thousands, except per share amounts)


                                                        December 31, 1999     June 30, 2000
                                                        -----------------     -------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                 $  10,365           $  12,853
  Marketable securities                                        22,870              83,459
  Accounts Receivable                                              --               2,548
  Restricted funds                                              2,285               1,332
  Prepaid expenses and other current assets                       118                 270
                                                            ---------           ---------
      Total current assets                                     35,638             100,462

Property and equipment, net                                    13,366              13,683

Other assets (see Note 4)                                       3,235               4,762
                                                            ---------           ---------
Total assets                                                $  52,239           $ 118,907
                                                            =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                         $   1,000           $   1,100
  Accounts payable                                                237                 322
  Accrued expenses                                              2,112               2,513
  Deferred revenue                                                805                 472
                                                            ---------           ---------
    Total current liabilities                                   4,154               4,407

Long-term debt                                                  7,300               6,200
                                                            ---------           ---------
    Total liabilities                                          11,454              10,607
                                                            ---------           ---------

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000 shares
       authorized, none issued                                     --                  --
   Common stock, $.01 par value, 30,000 shares
      authorized; 11,434 and 13,908 shares issued and
      outstanding                                                 114                 139
   Additional paid-in capital                                 101,013             173,093
   Deferred compensation                                         (530)             (1,234)
   Deficit accumulated during the development-stage           (59,812)            (63,698)
                                                            ---------           ---------

    Total stockholders' equity                                 40,785             108,300
                                                            ---------           ---------

Total liabilities and stockholders' equity                  $  52,239           $ 118,907
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

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                    Three months                   Six months              Period from
                                                   ended June 30,                 ended June 30,            inception
                                             -------------------------      -------------------------   (January 17, 1989)
                                               1999             2000          1999             2000      to June 30, 2000
                                             --------         --------      --------         --------   ------------------
Revenue from collaborative agreements        $     --         $  1,769      $    125         $  3,716         $ 10,483
                                             --------         --------      --------         --------         --------
Operating expenses:
   Research and development                     2,720            3,764         5,191            6,657           58,210
   General and administrative                   1,192            1,418         2,195            2,698           23,931
                                             --------         --------      --------         --------         --------
      Total operating expenses                  3,912            5,182         7,386            9,355           82,141
                                             --------         --------      --------         --------         --------
Operating loss                                 (3,912)          (3,413)       (7,261)          (5,639)         (71,658)
Interest income                                   222            1,468           606            1,987           10,842
Interest expense                                 (102)            (115)         (209)            (234)          (2,882)
                                             --------         --------      --------         --------         --------
Net loss                                     $ (3,792)        $ (2,060)     $ (6,864)        $ (3,886)        $(63,698)
                                             ========         ========      ========         ========         ========
Basic and diluted net loss per share         $  (0.38)        $  (0.15)     $  (0.69)        $  (0.30)
                                             ========         ========      ========         ========
Basic and diluted weighted-average
   shares outstanding                           9,975           13,900         9,918           12,890
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

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                            Six months ended             Period from
                                                                                June 30,                  inception
                                                                      ---------------------------     (January 17, 1989)
                                                                         1999              2000        to June 30, 2000
                                                                      ----------        ---------     -----------------
Cash flows from operating activities:
   Net loss                                                           $  (6,864)        $  (3,886)        $ (63,698)
   Adjustments to reconcile net loss to cash used in
      operating activities:
      Depreciation and amortization                                       1,101             1,826             9,203
      Common stock issued for non-cash and other charges                     --                --                35
      Changes in operating assets and liabilities:
         Accounts receivable                                                 --            (2,548)           (2,548)
         Prepaid expenses and other current assets                           24              (152)             (270)
         Accounts payable                                                    70                85               322
         Accrued expenses                                                   408               401             1,831
         Deferred revenue                                                    --              (333)              472
                                                                      ---------         ---------         ---------
            Net cash used in operating activities                        (5,261)           (4,607)          (54,653)
                                                                      ---------         ---------         ---------
Cash flows from investing activities:
   Purchases of property and equipment                                     (445)           (1,033)          (18,764)
   Proceeds from sale-leaseback of equipment                                 --                --             1,382
   Purchases of marketable securities                                   (31,484)          (88,377)         (228,162)
   Proceeds from sales of marketable securities                           6,906                --            11,467
   Proceeds from maturities of and other changes in marketable
      securities                                                         22,329            27,788           133,236
   Purchase of acquired technology                                       (3,300)             (500)           (4,050)
   Purchase of preferred stock                                               --            (1,250)           (1,250)
   Restricted cash related to acquired technology                        (1,500)              500            (1,000)
                                                                      ---------         ---------         ---------
            Net cash used in investing activities                        (7,494)          (62,872)         (107,141)
                                                                      ---------         ---------         ---------
Cash flows from financing activities:
   Proceeds from issuance of debt                                            --                --            11,955
   Repayment of debt                                                       (611)           (1,000)           (5,952)
   Restricted cash related to debt                                          193               453              (261)
   Proceeds from issuance of preferred stock, net                            --                --            29,497
   Proceeds from issuance of common stock, net                           17,496                --            18,277
   Proceeds from public offerings, net                                       --            68,605           118,071
   Proceeds from exercise of stock options and warrants                     194             1,909             3,132
   Dividends paid                                                            --                --               (72)
                                                                      ---------         ---------         ---------
            Net cash provided by financing activities                    17,272            69,967           174,647
                                                                      ---------         ---------         ---------
Net increase in cash and cash equivalents                                 4,517             2,488            12,853
Cash and cash equivalents, beginning of period                            9,484            10,365                --
                                                                      ---------         ---------         ---------
Cash and cash equivalents, end of period                              $  14,001         $  12,853         $  12,853
                                                                      =========         =========         =========
Supplemental disclosure of cash flow information:
      Cash paid for interest                                          $     214         $     234         $   2,772
                                                                      =========         =========         =========
Non-cash financing activities:
      Issuance of common stock for dividends                          $      --         $      --         $      90
                                                                      =========         =========         =========
      Issuance of common stock to employees in lieu of
        cash compensation                                             $      --         $      --         $      44
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

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation

     We have used generally accepted accounting principles for interim financial information to prepare unaudited consolidated financial statements:

     o    As of June 30, 2000;
     o    For the six months ended June 30, 1999 and 2000; and
     o    For the period from inception (January 17, 1989) to June 30, 2000.

Our consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In our opinion, the unaudited information includes all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. You should not make any assumptions about possible results of our operations for 2000 based solely on our results of operations for the six months ended June 30, 2000. You should read these consolidated financial statements in combination with:

     o    The other Notes in this section;
     o "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the following section; and
     o The Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 1999.

2. Sale of Common Stock

     In March 2000, we offered and sold 2.3 million shares of our common stock at a public offering price of $32.00 per share. Our net proceeds from the offering after the payment of underwriting fees and offering expenses were approximately $68.6 million.

3. Agreement with Bristol-Myers Squibb Company

     In 1998, we entered into an agreement with Bristol-Myers Squibb Company to develop proprietary technologies that enable cGMP processes for the manufacture of two gangliosides (complex carbohydrate structures attached to lipids) for use as the active pharmaceutical ingredients in two cancer vaccines being developed by Bristol-Myers. Both vaccine candidates, GMK and MGV, have been licensed to Bristol-Myers from Progenics Pharmaceuticals, Inc. During the six months ended June 30, 2000, we recorded revenues of $3.1 million from Bristol-Myers.

     In May 2000, Progenics Pharmaceuticals announced that the Eastern Cooperative Oncology Group would conclude their participation in the Phase III clinical trial for the GMK melanoma vaccine. Progenics Pharmaceuticals also announced that it planned to continue the trial as an extension study until the scheduled completion of the original trial. We have been advised by

Bristol-Myers that they are reviewing the available data from the clinical trial. The amount and timing of our future revenues, if any, from this collaboration will depend on Bristol-Myers' decision to continue, suspend, or terminate the collaborative agreement.

4. Other Assets

     Acquired Technology

     On March 26, 1999, we acquired the carbohydrate manufacturing patents, licenses, and other intellectual property of Cytel Corporation. We paid $3.5 million in cash to Cytel and an additional $1.5 million in cash into escrow, the release of which is conditioned on the satisfaction, prior to September 26, 2000, by Epimmune, Inc., Cytel's successor corporation, of certain matters relating to the acquired patents and licenses. We also agreed to pay contingent consideration of up to an additional $1.6 million in cash, depending upon potential payments and revenues realized by us from certain future corporate collaborations.

     In March 2000, we transferred $500,000 from escrow to Epimmune. We have recorded the remaining $1.0 million in escrow as Restricted Cash on our June 30, 2000 Consolidated Balance Sheet. Any cash remaining in the escrow account on September 26, 2000 will be returned to us and will be available for general corporate purposes. In March 2000, we paid $250,000 to Epimmune to satisfy in full our obligation to pay contingent consideration.

     Of the $3.5 million paid to Cytel, we charged $200,000 to expenses in our Consolidated Statement of Operations in 1998. Because the acquired intellectual property consists of core technology with alternative future uses, we have capitalized the remaining $3.3 million of the amount paid to Cytel, the $500,000 transferred from escrow to Epimmune, and the $250,000 in contingent consideration paid to Epimmune as Acquired Technology.

     The Acquired Technology balance will be amortized to our Consolidated Statement of Operations over eight years, which we estimate to be the useful life of the technology. During the six months ended June 30, 2000, we recorded amortization expense of $223,000 relating to the acquired technology.

     Investment in Convertible Preferred Stock

     On June 9, 2000, we made an investment of $1,250,000 in convertible preferred stock of Neuronyx, Inc., and entered into a research and development collaboration with Neuronyx for the discovery and development of drugs for the treatment of Parkinson's disease and other neurological diseases. The collaboration agreement provides for each of Neose and Neuronyx to perform and fund specific tasks, and to share in any financial benefits of the collaboration. Our investment, which represents a fully-diluted ownership interest of approximately 6%, was made on the same terms as other unaffiliated investors. Accordingly, we have stated the investment at cost. We will continue to evaluate the realizability of this investment and record, if necessary, appropriate impairments in value.

5. Net Loss Per Share

     Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of securities into common stock. For the six months ended June 30, 1999 and 2000, the effects of the exercise of outstanding stock options and warrants were antidilutive; accordingly, they were excluded from the calculation of diluted earnings per share.

6. Comprehensive Loss

     Our comprehensive loss for the six months ended June 30, 1999 and 2000 was approximately $6.8 million and $3.9 million, respectively. Comprehensive loss is comprised of net loss and other comprehensive income or loss. Our only source of other comprehensive income or loss is unrealized gains and losses on our marketable securities that are classified as available-for-sale.

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

     These and other risks and uncertainties that could affect our actual results are discussed in greater detail in this report and in our other filings with the Securities and Exchange Commission. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statement. We do not intend to update any of the forward-looking statements after the date of this report.

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

     We have incurred operating losses each year. As of June 30, 2000, we had an accumulated deficit of approximately $64 million. We expect additional losses for some time as we expand research and development efforts, expand manufacturing scale-up activities, and begin sales and marketing activities.

Results of Operations

     Revenues

     Revenues from collaborative agreements for the three and six months ended June 30, 2000, were $1,769,0000 and $3,716,000, respectively, compared to $0 and $125,000, respectively, for the corresponding periods in 1999. The increases were primarily attributable to revenues received under our agreements with Bristol-Myers and Wyeth Nutritionals International, a division of American Home Products.

     Operating Expenses

     Research and development expenses for the three and six months ended June 30, 2000, were $3,764,000 and $6,657,000, respectively, compared to $2,720,000 and $5,191,000, respectively, for the corresponding periods in 1999. The increases were primarily attributable to additional services rendered under our current research and development agreement with Bristol-Myers, and non-cash compensation expense associated with stock options granted to non-employees.

     General and administrative expenses for the three and six months ended June 30, 2000, were $1,418,000 and $2,698,000, respectively, compared to $1,192,000 and $2,195,000, respectively, for the corresponding periods in 1999. The increases were primarily attributable to the hiring of additional business development and administrative personnel, and the non-cash compensation expense associated with stock options granted to non-employees.

     Interest Income and Expense

     Interest income for the three and six months ended June 30, 2000, was $1,468,000 and $1,987,000, respectively, compared to $222,000 and $606,000, respectively, for the corresponding periods in 1998. The increases were due to higher average cash and marketable securities balances during the 2000 periods.

     Interest expense for the three and six months ended June 30, 2000, was $115,000 and $234,000, respectively, compared to $102,000 and $209,000, respectively, for the corresponding periods in 1999. The increases were due to higher average interest rates, and were partly offset by lower average loan balances outstanding, during the 2000 periods.

     Net Loss

     We incurred net losses of $2,060,000 and $3,886,000, or $0.15 and $0.30 per share, for the three and six months ended June 30, 2000, respectively, compared to $3,792,000 and $6,864,000, or $0.38 and $0.69 per share, respectively, for the corresponding periods in 1999.

Liquidity and Capital Resources

     We have incurred losses each year since our inception. As of June 30, 2000, we had a deficit accumulated during the development stage of approximately $64 million. We have financed our operations through private and public offerings of our securities, and revenues from our collaborative agreements. We had $96.3 million in cash and marketable securities as of June 30, 2000, compared to $33.2 million in cash and marketable securities as of December 31, 1999. The increase was primarily attributable to our public offering of 2.3 million shares of common stock in March 2000.

     In May 2000, Progenics Pharmaceuticals announced that the Eastern Cooperative Oncology Group would conclude their participation in the Phase III clinical trial for the GMK melanoma vaccine. Progenics Pharmaceuticals also announced that it planned to continue the trial as an extension study until the scheduled completion of the original trial. We have been advised by Bristol-Myers that they are reviewing the available data from the clinical trial. The amount and timing of our future revenues, if any, from this collaboration, will depend on Bristol-Myers' decision to continue, suspend, or terminate the collaborative agreement.

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

     In 1997, we issued, through the Montgomery County (Pennsylvania) Industrial Development Authority, $9.4 million of taxable and tax-exempt bonds. The bonds were issued to finance the purchase of our previously leased building and the construction of a pilot-scale manufacturing facility within our building. The bonds are supported by a AA-rated letter of credit, and a reimbursement agreement between our bank and the letter of credit issuer. The interest rate on the bonds will vary weekly, depending on market rates for AA-rated taxable and tax-exempt obligations, respectively. As of June 30, 2000, the effective, blended interest rate was 7.8% per annum, including letter-of-credit and other fees. To provide credit support for this arrangement, we have given a first mortgage on the land, building, improvements, and certain machinery and equipment to our bank. We have also agreed to a covenant, which was renegotiated in May 2000, to maintain a minimum required cash and short-term investments balance of at least two times the current loan balance. Thus, we are now required to maintain a cash and short-term investments balance of $14.6 million, rather than $20 million as required under the original covenant. If we fail to comply with this covenant, we are required to deposit with the lender cash collateral up to, but not more than, the unpaid balance of the loan, which as of June 30, 2000 was $7.3 million.

     During the six months ended June 30, 2000, we purchased approximately $1,033,000 of property, equipment, and building improvements.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     A. Our Annual Meeting of Stockholders was held on June 26, 2000.

     B. The motions before stockholders were:

          1.   To elect eight Directors.


                                                Votes       Votes       Votes                      Broker
               Name of Director                  For       Against     Withheld    Abstentions    Nonvotes
               ----------------               ----------   -------     --------    -----------    --------
               Stephen A. Roth, Ph.D.         10,777,937     --         315,084        --            --
               P. Sherrill Neff               10,777,937     --         315,084        --            --
               William F. Hamilton, Ph.D.     10,777,937     --         315,084        --            --
               Douglas J. MacMaster, Jr.      10,777,937     --         315,084        --            --
               Mark H. Rachesky, M.D.         10,777,937     --         315,084        --            --
               Lindsay A. Rosenwald, M.D.     10,777,937     --         315,084        --            --
               Lowell E. Sears                10,777,937     --         315,084        --            --
               Jerry A. Weisbach, Ph.D.       10,777,937     --         315,084        --            --

          2. To approve and adopt our Amended and Restated 1995 Stock Option/Stock Issuance Plan to increase the number of shares authorized for issuance under the plan.

               Votes For            8,941,715
               Votes Against        2,125,346
               Votes Withheld              --
               Abstentions             25,960
               Broker Nonvotes             --

Item 6. Exhibits and Reports on Form 8-K.

     (a) List of Exhibits:

         10.1 Modification Agreement Relating To Reimbursement Agreements, dated as of May 1, 2000, between Hudson United Bank, Jefferson Bank Division, successor to Jefferson Bank, and Neose.

         10.2 Modification Agreement Relating to Custodial Bank Agreement dated as of May 1, 2000, by and among Offitbank, Hudson United Bank, Jefferson Bank Division, successor to Jefferson Bank, and Neose.

         27   Financial Data Schedule.

     (b) Reports on Form 8-K. None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NEOSE TECHNOLOGIES, INC.



Date: August 14, 2000                By: /s/ P. Sherrill Neff
                                         -------------------------------
                                         P. Sherrill Neff
                                         President, Chief Operating Officer, and
                                         Chief Financial Officer