Form 10-Q
period 2000-09-30
NEOSE TECHNOLOGIES INC
filed 2000-11-14
CIK 877902

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                    to
                                     ------------------    --------------------

                         Commission file number: 0-27718


                            NEOSE TECHNOLOGIES, INC.
          -------------------------------------------------------------
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

                                 Yes [X]  No [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,967,421 shares of common stock, $.01 par value, were outstanding as of October 31, 2000.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                                      INDEX

                                                                                         Page
                                                                                         ----
PART I.FINANCIAL INFORMATION:
Item 1.  Financial Statements (unaudited)

    Consolidated Balance Sheets at December 31, 1999 and September 30, 2000................3

    Consolidated Statements of Operations for the three and nine months ended
    September 30, 1999 and 2000, and for the period from inception through
    September 30, 2000.....................................................................4

    Consolidated Statements of Cash Flows for the nine months ended .....
    September 30, 1999 and 2000, and for the period from inception through
    September 30, 2000.....................................................................5

    Notes to Consolidated Financial Statements.............................................6


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................................8

Item 3.  Quantitative and Qualitative Disclosure About Market Risk........................12

PART II. OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K.................................................12


SIGNATURES................................................................................13


PART 1.            FINANCIAL INFORMATION

Item 1.            Financial Statements

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                    (in thousands, except per share amounts)


                            Assets                           December 31, 1999       September 30, 2000
                                                             -----------------       ------------------
Current assets:
  Cash and cash equivalents                                       $  10,365              $   3,815
  Marketable securities                                              22,870                 92,286
  Accounts receivable                                                    --                  1,417
  Restricted funds                                                    2,285                    611
  Prepaid expenses and other current assets                             118                    215
                                                                  ---------              ---------
    Total current assets                                             35,638                 98,344


Property and equipment, net                                          13,366                 13,544

Other assets (see Note 4)                                             3,235                  5,109
                                                                  ---------              ---------
Total assets                                                      $  52,239              $ 116,997
                                                                  =========              =========

           Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term debt                               $   1,000              $   1,100
  Accounts payable                                                      237                    228
  Accrued expenses                                                    2,112                  1,976
  Deferred revenue                                                      805                    431
                                                                  ---------              ---------
  Total current liabilities                                           4,154                  3,735

Long-term debt                                                        7,300                  6,200
                                                                  ---------              ---------
    Total liabilities                                                11,454                  9,935
                                                                  ---------              ---------
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000 shares
      authorized, none issued                                            --                     --
  Common stock, $.01 par value, 30,000 shares
      authorized; 11,434 and 13,964 shares issued and
      outstanding                                                       114                    140
  Additional paid-in capital                                        101,013                174,364
  Deferred compensation                                                (530)                (1,266)
  Deficit accumulated during the development-stage                  (59,812)               (66,176)
                                                                  ---------              ---------

    Total stockholders' equity                                       40,785                107,062
                                                                  ---------              ---------

Total liabilities and stockholders' equity                        $  52,239              $ 116,997
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

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                                                                           Period from
                                                 Three months                 Nine months                    inception
                                              ended September 30,          ended September 30,          (January 17, 1989)
                                              1999          2000          1999            2000        to September 30, 2000
                                           -----------------------       -----------------------      ---------------------
Revenue from collaborative agreements      $     92       $    583       $    217     $    4,299           $   11,066
                                           --------       --------       --------     ----------           ----------
Operating expenses:
   Research and development                   2,435          2,987          7,626          9,644               61,197
   General and administrative                 1,238          1,535          3,433          4,233               25,466
                                           --------       --------       --------     ----------           ----------
    Total operating expenses                  3,673          4,522         11,059         13,877               86,663
                                           --------       --------       --------     ----------           ----------

Operating loss                               (3,581)        (3,939)       (10,842)        (9,578)             (75,597)

Interest income                                 678          1,578          1,284          3,565               12,420
Interest expense                               (106)          (117)          (315)          (351)              (2,999)
                                           --------       --------       --------     ----------           ----------

Net loss                                   $ (3,009)      $ (2,478)      $ (9,873)    $   (6,364)             (66,176)
                                           ========       ========       ========     ==========           ==========

Basic and diluted net loss per share       $  (0.26)      $  (0.18)         (0.95)    $    (0.48)
                                           ========       ========       ========     ==========
Basic and diluted weighted-average
   shares outstanding                        11,422         13,950         10,425         13,246
                                           ========       ========       ========     ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)



                                                                        Nine months ended                Period from
                                                                          September 30,                   inception
                                                                   -------------------------         (January 17, 1989)
                                                                      1999            2000          to September 30, 2000
                                                                   ----------      ---------        ---------------------
  Cash flows from operating activities:
  Net loss                                                         $  (9,873)      $  (6,364)             $ (66,176)
  Adjustments to reconcile net loss to cash used in
    operating activities:
    Depreciation and amortization                                      1,596           2,698                 10,075
    Common stock issued for non-cash and other charges                    --              --                     35
    Changes in operating assets and liabilities:
      Accounts receivable                                                 --          (1,417)                (1,417)
      Prepaid expenses and other current assets                           33             (97)                  (215)
      Accounts payable                                                   170              (9)                   228
      Accrued expenses                                                   609            (136)                 1,294
      Deferred revenue                                                    --            (374)                   431
                                                                   ---------       ---------             ----------
        Net cash used in operating activities                         (7,465)         (5,699)               (55,745)
                                                                   ---------       ---------             ----------
Cash flows from investing activities:
  Purchases of property and equipment                                   (920)         (1,271)               (19,002)
  Proceeds from sale-leaseback of equipment                               --              --                  1,382
  Purchases of marketable securities                                 (67,954)       (135,845)              (275,630)
  Proceeds from sales of marketable securities                         8,882              --                 11,467
  Proceeds from maturities of and other changes in marketable
    securities                                                        50,733          66,429                171,877
  Purchase of acquired technology                                     (3,300)         (1,000)                (4,550)
  Purchase of preferred stock                                             --          (1,250)                (1,250)
  Restricted cash related to acquired technology                      (1,500)          1,500                     --
                                                                   ---------       ---------             ----------
        Net cash used in investing activities                        (14,059)        (71,437)              (115,706)
                                                                   ---------       ---------             ----------
Cash flows from financing activities:
  Proceeds from issuance of debt                                          --              --                 11,955
  Repayment of debt                                                     (617)         (1,000)                (5,952)
  Restricted cash related to debt                                        (61)            174                   (540)
  Proceeds from issuance of preferred stock, net                          --              --                 29,497
  Proceeds from issuance of common stock, net                         17,572              --                 18,277
  Proceeds from public offerings, net                                     --          68,605                118,071
  Proceeds from exercise of stock options and warrants                   194           2,807                  4,030
  Dividends paid                                                          --              --                    (72)
                                                                   ---------       ---------             ----------
        Net cash provided by financing activities                     17,089          70,586                175,266
                                                                   ---------       ---------             ----------
Net increase in cash and cash equivalents                             (4,436)         (6,550)                 3,815
Cash and cash equivalents, beginning of period                         9,484          10,365                     --
                                                                   ---------       ---------             ----------
Cash and cash equivalents, end of period                           $   5,048       $   3,815             $    3,815
                                                                   =========       =========             ==========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $     273       $     365             $    2,903
                                                                   ---------       ---------             ----------
Non-cash financing activities:
  Issuance of common stock for dividends                           $      --       $      --            $       90
                                                                   ---------       ---------            ----------
  Issuance of common stock to employees in lieu of
    cash compensation                                              $      --       $      --            $       44
                                                                   ---------       ---------            ----------


              The accompanying notes are an integral part of these
                       consolidated financial statements

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     1.  Basis of Presentation

         We have used generally accepted accounting principles for interim financial information to prepare unaudited consolidated financial statements:

         o  As of September 30, 2000;
         o  For the nine months ended September 30, 1999 and 2000; and
         o For the period from inception (January 17, 1989) to September 30, 2000.

Our consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In our opinion, the unaudited information includes all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. You should not make any assumptions about possible results of our operations for 2000 based solely on our results of operations for the nine months ended September 30, 2000. You should read these consolidated financial statements in combination with:

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

     3.  Agreement with Bristol-Myers Squibb Company

         In 1998, we entered into an agreement with Bristol-Myers Squibb Company to develop proprietary technologies that enable cGMP processes for the manufacture of two gangliosides (complex carbohydrate structures attached to lipids) for use as the active pharmaceutical ingredients in two cancer vaccines being developed by Bristol-Myers. Both vaccine candidates, GMK and MGV, have been licensed to Bristol-Myers from Progenics Pharmaceuticals, Inc. During the nine months ended September 30, 2000, we recorded revenues of $3.3 million from Bristol-Myers.

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

     4.  Other Assets

         Acquired Technology

         In March 1999, we acquired the carbohydrate manufacturing patents, licenses, and other intellectual property of Cytel Corporation for aggregate consideration of $4.75 million, of which $1.25 million was paid after March 1999 to Epimmune, Inc., Cytel's successor corporation, as it satisfied certain milestones relating to the acquired patents and licenses. We charged $200,000 of the $4.75 million to expenses in our Consolidated Statement of Operations in 1998. Because the acquired intellectual property consists of core technology with alternative future uses, we have capitalized the remaining $4.55 million as Acquired Technology, included in other assets on the accompanying Consolidated Balance Sheet.

         The Acquired Technology balance will be amortized to our Consolidated Statement of Operations over eight years, which we estimate to be the useful life of the technology. During the nine months ended September 30, 2000, we recorded amortization expense of $376,000 relating to the acquired technology.

         Investment in Convertible Preferred Stock

         In June 2000, we made an investment of $1.25 million in convertible preferred stock of Neuronyx, Inc., and entered into a research and development collaboration with Neuronyx for the discovery and development of drugs for the treatment of Parkinson's disease and other neurological diseases. The collaboration agreement provides for each of Neose and Neuronyx to perform and fund specific tasks, and to share in any financial benefits of the collaboration. Our investment, which represents a fully-diluted ownership interest of approximately 6%, was made on the same terms as other unaffiliated investors. Accordingly, we have stated the investment at cost. We will continue to evaluate the realizability of this investment and record, if necessary, appropriate impairments in value. No such impairments have occurred as of September 30, 2000.

     5.  Net Loss Per Share

         Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of securities into common stock. For the nine months ended September 30, 1999 and 2000, the effects of the exercise of outstanding stock options and warrants were antidilutive; accordingly, they were excluded from the calculation of diluted earnings per share.

     6.  Comprehensive Loss

         Our comprehensive loss for the nine months ended September 30, 1999 and 2000 was approximately $10 million and $6.4 million, respectively. Comprehensive loss is comprised of net loss and other comprehensive income or loss. Our only source of other comprehensive income or loss is unrealized gains and losses on our marketable securities that are classified as available-for-sale for the nine months ended September 30, 1999.

     7.  Reclassifications

         Certain prior year amounts have been reclassified to conform to our current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995:

This report, and statements made by Neose management from time to time, contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "estimate," and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements include, among others:

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

         We have incurred operating losses each year. As of September 30, 2000, we had an accumulated deficit of approximately $66 million. We expect additional losses for some time as we expand research and development efforts, expand manufacturing scale-up activities, and begin sales and marketing activities.

Results of Operations

     Revenues

         Revenues from collaborative agreements for the three and nine months ended September 30, 2000, were $583,000 and $4,299,000, respectively, compared to $92,000 and $217,000, respectively, for the corresponding periods in 1999. The increases were primarily attributable to revenues received under our agreements with Bristol-Myers and Wyeth Nutritionals International, a division of American Home Products.

     Operating Expenses

         Research and development expenses for the three and nine months ended September 30, 2000, were $2,987,000 and $9,644,000, respectively, compared to $2,435,000 and $7,626,000, respectively, for the corresponding periods in 1999.

The increases were primarily attributable to additional services rendered under our current research and development agreement with Bristol-Myers, and non-cash compensation expense associated with stock options granted to non-employees.

         General and administrative expenses for the three and nine months ended September 30, 2000, were $1,535,000 and $4,233,000, respectively, compared to $1,238,000 and $3,433,000, respectively, for the corresponding periods in 1999. The increases were primarily attributable to the hiring of additional business development and administrative personnel, and the non-cash compensation expense associated with stock options granted to non-employees.

Interest Income and Expense

         Interest income for the three and nine months ended September 30, 2000, was $1,578,000 and $3,565,000, respectively, compared to $678,000 and $1,284,000, respectively, for the corresponding periods in 1999. The increases were due to higher average cash and marketable securities balances during the 2000 periods.

         Interest expense for the three and nine months ended September 30, 2000, was $117,000 and $351,000, respectively, compared to $106,000 and $315,000, respectively, for the corresponding periods in 1999. The increases were due to higher average interest rates, and were partly offset by lower average loan balances outstanding, during the 2000 periods.

     Net Loss

         We incurred net losses of $2,478,000 and $6,364,000, or $0.18 and $0.48 per share, for the three and nine months ended September 30, 2000, respectively, compared to $3,009,000 and $9,873,000, or $0.26 and $0.95 per share, respectively, for the corresponding periods in 1999.

Liquidity and Capital Resources

         We have incurred losses each year since our inception. As of September 30, 2000, we had a deficit accumulated during the development stage of approximately $66 million. We have financed our operations through private and public offerings of our securities, and revenues from our collaborative agreements. We had $96.1 million in cash and marketable securities as of September 30, 2000, compared to $33.2 million in cash and marketable securities as of December 31, 1999. The increase was primarily attributable to our public offering of 2.3 million shares of common stock in March 2000.

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

         We have a 50% ownership interest in our joint venture with McNeil Specialty. We account for our investment in the joint venture under the equity method, under which we recognize our share of the income and losses of the joint venture. In 1999, we reduced the carrying value of our initial investment in the joint venture of $350,000 to zero to reflect our share of the joint venture's losses. We will record our share of post-1999 losses of the joint venture, however, only to the extent of our actual or committed investment in the joint venture.

         Until the joint venture is profitable, McNeil Specialty is required to fund, as a non-recourse, no-interest loan, all of the joint venture's aggregate capital expenditures in excess of an agreed-upon amount, and all of the joint venture's operating losses. These loans would be repayable by the joint venture to McNeil Specialty over seven years, and in the event of any dissolution of the joint venture would be payable to McNeil Specialty before any distribution of assets to us.

         We may be required to make additional investments in the joint venture to fund capital expenditures. If the joint venture builds additional production facilities, and we wish to maintain our 50% ownership interest in the joint venture, we are required to fund half of such expenditures, up to a maximum investment of $8.85 million. However, we may elect to fund as little as $1.85 million of the cost of the facilities, so long as our aggregate investments in the joint venture are at least 15% of the joint venture's aggregate capital expenditures. In this case, McNeil Specialty will fund the remainder of our half of the joint venture's capital expenditures, and our ownership percentage will be proportionately reduced. We have an option, expiring in September 2006, to return to 50% ownership of the joint venture by reimbursing McNeil Specialty for this amount.

         In 1997, we issued, through the Montgomery County (Pennsylvania) Industrial Development Authority, $9.4 million of taxable and tax-exempt bonds. The bonds were issued to finance the purchase of our previously leased building and the construction of a pilot-scale manufacturing facility within our building. The bonds are supported by a AA-rated letter of credit, and a reimbursement agreement between our bank and the letter of credit issuer. The interest rate on the bonds will vary weekly, depending on market rates for AA-rated taxable and tax-exempt obligations, respectively. As of September 30, 2000, the effective, blended interest rate was 8.3% per annum, including letter-of-credit and other fees. To provide credit support for this arrangement, we have given a first mortgage on the land, building, improvements, and certain machinery and equipment to our bank. We have also agreed to a covenant, which was renegotiated in May 2000, to maintain a minimum required cash and short-term investments balance of at least two times the current loan balance. Thus, we are now required to maintain a cash and short-term investments balance of $14.6 million, rather than $20 million as required under the original covenant. If we fail to comply with this covenant, we are required to deposit with the lender cash collateral up to, but not more than, the unpaid balance of the loan, which as of September 30, 2000 was $7.3 million.

         During the nine months ended September 30, 2000, we purchased approximately $1,271,000 of property, equipment, and building improvements.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         Our holdings of financial instruments are comprised primarily of government agency securities. All such instruments are classified as securities held to maturity. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities, while at the same time, seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest in the shorter-end of the maturity spectrum. The approximate principal amount and weighted average interest rate of our investment portfolio at September 30, 2000 was $92,286,000 and 6.6%, respectively.


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

       (a)  List of Exhibits:

                 27  Financial Data Schedule.

       (b)  Reports on Form 8-K.  None.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   NEOSE TECHNOLOGIES, INC.



Date:  November 14, 2000           By:  /s/  P. Sherrill Neff
                                        ---------------------------------------
                                        P. Sherrill Neff
                                        President, Chief Operating Officer, and
                                        Chief Financial Officer