Form 10-Q
period 2001-03-31
NEOSE TECHNOLOGIES INC
filed 2001-05-15
CIK 877902

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2001.

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                        to
                                  ------------------------    ------------------

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

                            Yes [X]            No [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,014,293 shares of common stock, $.01 par value, were outstanding as of April 30, 2001.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                                      INDEX

                                                                                                      Page
                                                                                                      ----
PART I. FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Consolidated Balance Sheets (unaudited) at December 31, 2000 and March 31, 2001................3

         Consolidated Statements of Operations (unaudited) for the three months ended
         March 31, 2000 and 2001, and for the period from inception through March 31, 2001..............4

         Consolidated Statements of Cash Flows (unaudited) for the three months ended
         March 31, 2000 and 2001, and for the period from inception through March 31, 2001..............5

         Notes to Unaudited Consolidated Financial Statements...........................................6


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................................................7

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.....................................11


PART II. OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K..............................................................11


SIGNATURES ............................................................................................12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                    (in thousands, except per share amounts)

                           Assets                                   December 31, 2000            March 31, 2001
                                                                    -----------------            --------------
Current assets:
    Cash and cash equivalents                                       $          66,989            $       42,139
    Marketable securities                                                      27,773                    48,438
    Restricted funds                                                              893                     1,174
    Prepaid expenses and other current assets                                     583                     1,083
                                                                    -----------------            --------------
      Total current assets                                                     96,238                    92,834

Property and equipment, net                                                    13,577                    13,449

Other assets                                                                    4,953                     4,803
                                                                    -----------------            --------------
Total assets                                                        $         114,768            $      111,086
                                                                    =================            ==============

            Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt                               $           1,100            $        1,100
    Accounts payable                                                               83                        67
    Accrued compensation                                                          601                       334
    Accrued expenses                                                            1,527                     1,295
    Deferred revenue                                                              389                       347
                                                                    -----------------            --------------
    Total current liabilities                                                   3,700                     3,143

Long-term debt                                                                  6,200                     6,200
                                                                    -----------------            --------------

      Total liabilities                                                         9,900                     9,343
                                                                    -----------------            --------------

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000 shares
           authorized, none issued                                                  -                         -
    Common stock, $.01 par value, 30,000 shares
          authorized; 13,992 and 14,013 shares issued and
          outstanding                                                             140                       140
    Additional paid-in capital                                                173,757                   173,694
    Deferred compensation                                                        (717)                     (480)
    Deficit accumulated during the development-stage                          (68,312)                  (71,611)
                                                                    -----------------            --------------

      Total stockholders' equity                                              104,868                   101,743
                                                                    -----------------            --------------

Total liabilities and stockholders' equity                          $         114,768            $      111,086
                                                                    =================            ==============

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

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                     Three months               Period from
                                                    ended March 31,               inception
                                                ----------------------        (January 17, 1989)
                                                  2000          2001          to March 31, 2001
                                                -------        -------        -----------------
Revenue from collaborative agreements           $ 1,947        $   312             $ 11,679
                                                -------        -------             --------
Operating expenses:
    Research and development                      2,893          3,167               66,814
    General and administrative                    1,280          1,666               28,547
                                                -------        -------             --------
       Total operating expenses                   4,173          4,833               95,361
                                                -------        -------             --------

Operating loss                                   (2,226)        (4,521)             (83,682)

Interest income                                     519          1,321               15,287
Interest expense                                   (119)           (99)              (3,216)
                                                -------        -------             --------

Net loss                                        $(1,826)       $(3,299)            $(71,611)
                                                =======        =======             ========
Basic and diluted net loss per share            $ (0.15)       $ (0.24)
                                                =======        =======
Basic and diluted weighted-average
    shares outstanding                           11,880         14,007
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

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                     Three months ended                  Period from
                                                                          March 31,                       inception
                                                                 --------------------------           (January 17, 1989)
                                                                   2000              2001             to March 31, 2001
                                                                 --------          --------           -----------------
Cash flows from operating activities:
    Net loss                                                     $ (1,826)         $ (3,299)               $ (71,611)
    Adjustments to reconcile net loss to cash used in
      operating activities:
      Depreciation and amortization                                   472               566                    8,878
      Non-cash compensation                                           265              (112)                   2,087
      Common stock issued for non-cash and other charges                -                 -                       35
      Changes in operating assets and liabilities:
       Prepaid expenses and other current assets                   (2,287)             (500)                  (1,083)
       Accounts payable                                               (87)              (16)                      67
       Accrued compensation                                          (285)             (267)                     334
       Accrued expenses                                               344              (232)                     613
       Deferred revenue                                              (291)              (42)                     347
                                                                 --------          --------                ---------
          Net cash used in operating activities                    (3,695)           (3,902)                 (60,333)
                                                                 --------          --------                ---------
Cash flows from investing activities:
    Purchases of property and equipment                              (466)             (288)                 (19,749)
    Proceeds from sale-leaseback of equipment                           -                 -                    1,382
    Purchases of marketable securities                            (14,623)          (48,142)                (269,004)
    Proceeds from sales of marketable securities                        -                 -                   11,467
    Proceeds from maturities of and other changes in marketable
      securities                                                   22,744            27,477                  209,099
    Purchase of acquired technology                                  (500)                -                   (4,550)
    Purchase of preferred stock                                         -                 -                   (1,250)
    Restricted cash related to acquired technology                    500                 -                        -
                                                                 --------          --------                ---------
          Net cash provided by (used in) investing activities       7,655           (20,953)                 (72,605)
                                                                 --------          --------                ---------
Cash flows from financing activities:
    Proceeds from issuance of debt                                      -                 -                   11,955
    Repayment of debt                                                   -                 -                   (5,952)
    Restricted cash related to debt                                  (267)             (281)                  (1,103)
    Proceeds from issuance of preferred stock, net                      -                 -                   29,497
    Proceeds from issuance of common stock, net                         -                 -                   18,277
    Proceeds from public offerings, net                            68,540                 -                  118,071
    Proceeds from exercise of stock options and warrants            1,859               286                    4,404
    Dividends paid                                                      -                 -                      (72)
                                                                 --------          --------                ---------
          Net cash provided by financing activities                70,132                 5                  175,077
                                                                 --------          --------                ---------
Net increase (decrease) in cash and cash equivalents               74,092           (24,850)                  42,139
Cash and cash equivalents, beginning of period                     10,365            66,989                        -
                                                                 --------          --------                ---------
Cash and cash equivalents, end of period                         $ 84,457          $ 42,139                $  42,139
                                                                 ========          ========                =========
Supplemental disclosure of cash flow information:
    Cash paid for interest                                       $    121          $    107                $   3,126
                                                                 ========          ========                =========
Non-cash financing activities:
    Issuance of common stock for dividends                       $      -          $      -                $      90
                                                                 ========          ========                =========
    Issuance of common stock to employees in lieu of
      cash compensation                                          $      -          $      -                $      44
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

  The accompanying notes are an integral part of these consolidated financial statements

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation

         We have used generally accepted accounting principles for interim financial information to prepare unaudited consolidated financial statements:

         o   As of March 31, 2001;
         o   For the three months ended March 31, 2000 and 2001; and
         o   For the period from inception (January 17, 1989) to March 31, 2001.

Our consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In our opinion, the unaudited information includes all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. You should not base your estimate of our results of operations for 2001 solely on our results of operations for the three months ended March 31, 2001. You should read these consolidated financial statements in combination with:

         o   The other Notes in this section;
         o   "Management's Discussion and Analysis of Financial Condition and
             Results of Operations" appearing in the following section; and
         o   The Consolidated Financial Statements, including the Notes to the
             Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2000.

2. Net Loss Per Share

         Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of securities into common stock. For the three months ended March 31, 2000 and 2001, the effects of the exercise of outstanding stock options and warrants were antidilutive; accordingly, they were excluded from the calculation of diluted earnings per share.

3.      Comprehensive Loss

         Our comprehensive loss for the three months ended March 31, 2000 and 2001 was approximately $1.8 million and $3.3 million, respectively. Comprehensive loss is comprised of net loss and other comprehensive income or loss. We had no other comprehensive income or loss during the three months ended March 31, 2000 and 2001.

4. Reclassifications

         Certain prior year amounts have been reclassified to conform with our current year presentation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995:

This report and the documents incorporated by reference herein contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report and the documents incorporated herein by reference, the words "anticipate," "believe," "may," "expect," "estimate," and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements include, among others, the statements in Management's Discussion and Analysis of Financial Conditions and Results of Operations about our:

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

         We do not undertake any duty to update after the date of this report any of the forward-looking statements in this report to conform them to actual results.

         You should read this section in combination with the Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000, included in our Annual Report on Form 10-K and in our 2000 Annual Report to Stockholders.

Overview

         Neose develops proprietary technologies for the synthesis and manufacture of complex carbohydrates, which are chains of simple sugar molecules that can be joined together in many different combinations. Our enzymatic glycosylation technology platform makes feasible the synthesis of a wide range of complex carbohydrates for pharmaceutical, biotechnology, nutritional, and consumer product applications. Our GlycoAdvance program uses our technologies to enable the completion and correction of glycosylation in recombinant glycoprotein discovery, development, and manufacture. Our GlycoTherapeutics program uses our technologies to develop and produce novel carbohydrate-based therapeutics, and our GlycoActives program uses our technologies to develop and produce novel carbohydrate-based food ingredients. We have incurred operating losses each year. As of March 31, 2001, we had an accumulated deficit of approximately $72 million. We expect additional losses for some time as we expand research and development efforts, expand manufacturing scale-up activities, and begin sales and marketing activities.

Results of Operations

     Revenues

         Revenues from collaborative agreements for the three months ended March 31, 2001 decreased to $312,000 from $1,947,000 for the corresponding period in 2000. Payments under our agreement with Bristol-Myers accounted for approximately $1.6 million of our collaborative revenues in the three months ended March 31, 2000. We do not expect any future payments under this agreement unless Bristol-Myers advises us to resume our activities.

     Operating Expenses

         Research and development expenses for the three months ended March 31, 2001 increased to $3,167,000 from $2,893,000 for the corresponding period in 2000. The increase during the 2001 period was primarily attributable to increased personnel and related costs.

         General and administrative expenses for the three months ended March 31, 2001 increased to $1,666,000 from $1,280,000 for the corresponding period in 2000. The increase during the 2001 period was primarily attributable to the hiring of additional business development and administrative personnel and related costs.

     Interest Income and Expense

         Interest income for the three months ended March 31, 2001 increased to $1,321,000 from $519,000 for the corresponding period in 2000. The increase was due to higher average cash and marketable securities balances during the 2001 period.

         Interest expense for the three months ended March 31, 2001 decreased to $99,000 from $119,000 for the corresponding period in 2000. The decrease was due to lower interest rates and lower average loan balances outstanding during the 2001 period.

     Net Loss

         Our net loss for the three months ended March 31, 2001 increased to $3,299,000, or $0.24 per share, from $1,826,000, or $0.15 per share, for the corresponding period in 2000.

Liquidity and Capital Resources

         We have incurred operating losses each year since our inception. As of March 31, 2001, we had an accumulated deficit of approximately $72 million. We have financed our operations through private and public offerings of our securities, and revenues from our collaborative agreements. We had $90.6 million in cash and marketable securities as of March 31, 2001, compared to $94.8 million in cash and marketable securities as of December 31, 2000.

         During the quarter ended March 31, 2001, we purchased approximately $288,000 of property, equipment, and building improvements. We anticipate making capital expenditures during 2001 of at least $10 million to provide additional cGMP manufacturing capacity in our Horsham, Pennsylvania facility to support the initial requirements of our anticipated GlycoAdvance customers. Even if we make these capital expenditures, we may not be able to enter into collaborations with potential GlycoAdvance customers. In addition, we anticipate in the next 12 to 24 months we will obtain, either through lease or purchase, another facility of at least 70,000 square feet. We plan to relocate all non-cGMP research laboratories and corporate office space from our current facility in Horsham, Pennsylvania into the new facility, leaving our current facility available for future expansion of our cGMP manufacturing capacity.

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

         In 1997, we issued, through the Montgomery County (Pennsylvania) Industrial Development Authority, $9.4 million of taxable and tax-exempt bonds. The bonds were issued to finance the purchase of our previously leased building and the construction of a pilot-scale manufacturing facility within our building. The bonds are supported by an AA-rated letter of credit, and a reimbursement agreement between our bank and the letter of credit issuer. The interest rate on the bonds will vary weekly, depending on market rates for AA-rated taxable and tax-exempt obligations, respectively. As of March 31, 2001, the weighted-average, effective interest rate was 6.5% per year, including letter-of-credit and other fees.The terms of the bond issuance provide for monthly, interest-only payments and a single repayment of principal at the end of the twenty-year life of the bonds. However, under our agreement with our bank, we are making monthly payments to an escrow account to provide for an annual prepayment of principal. As of March 31, 2001, we had restricted funds relating to the bonds of $1,174,000, which consisted of our monthly payments to an escrow account plus interest revenue on the balance of the escrow account.

         To provide credit support for this arrangement, we have given a first mortgage on the land, building, improvements, and certain machinery and equipment to our bank. We have also agreed to a covenant, which was renegotiated in May 2000, to maintain a minimum required cash and short-term investments balance of at least two times the current loan balance. At March 31, 2001, we were required to maintain a cash and short-term investments balance of $14.6 million, rather than $20 million as required under the original covenant. If we fail to comply with this covenant, we are required to deposit with the lender cash collateral up to, but not more than, the loan's unpaid balance, which was $7.3 million as of March 31, 2001.

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

Joint Venture with McNeil Specialty

         Our joint venture with McNeil Specialty is owned equally by Neose and McNeil Specialty. Each of Neose and McNeil Specialty contributed various intellectual property to the joint venture. In addition, McNeil Specialty contributed to the joint venture the pilot commercial manufacturing facility, for which 50% of the cost will be reimbursed by the joint venture. We account for our investment in the joint venture under the equity method, under which we recognize our share of the income and losses of the joint venture. In 1999, we reduced the carrying value of our initial investment in the joint venture of approximately $350,000 to zero to reflect our share of the joint venture's losses. We recorded this amount as research and development expense in our Consolidated Statements of Operations. We will record our share of post-1999 losses of the joint venture, however, only to the extent of our actual or committed investment in the joint venture.

         If the joint venture becomes profitable, we will recognize our share of the joint venture's profits only after the amount of our capital contributions to the joint venture is equivalent to our share of the joint venture's accumulated losses. As of March 31, 2001, the joint venture had an accumulated loss since inception of approximately $5 million, of which our 50% share is approximately $2.5 million. Until the joint venture is profitable, McNeil Specialty is required to fund, as a non-recourse, no-interest loan, all of the joint venture's aggregate capital expenditures in excess of an agreed-upon amount, and all of the joint venture's operating losses. The loan balance would be repayable by the joint venture to McNeil Specialty over a seven-year period commencing on the earlier of September 30, 2006 or the date on which Neose attains a 50% ownership interest in the joint venture after having had a lesser ownership interest. In the event of any dissolution of the joint venture, the loan balance would be payable to McNeil Specialty before any distribution of assets to us. As of March 31, 2001, the joint venture owed McNeil Specialty approximately $7 million.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

         Our holdings of financial instruments are comprised primarily of government agency securities. All such instruments are classified as securities held to maturity. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities, while at the same time, seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest in the shorter-end of the maturity spectrum. The approximate principal amount and weighted-average interest rate of our investment portfolio at March 31, 2001 was $90,534,000 and 5.2%, respectively.

         We have exposure to changing interest rates on our taxable and tax-exempt bonds, and we are currently not engaged in hedging activities. Interest on approximately $7.3 million of outstanding indebtedness is at an interest rate which varies weekly, depending on the market rates for AA-rated taxable and tax exempt obligations. As of March 31, 2001, the weighted-average, effective interest rate was 6.5% per year.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

        (a) List of Exhibits:  None

        (b) Reports on Form 8-K.  None.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 NEOSE TECHNOLOGIES, INC.



Date: May 15, 2001               By: /s/  P. Sherrill Neff
                                     --------------------------------------
                                     P. Sherrill Neff
                                     President, Chief Operating Officer and
                                     Chief Financial Officer