Form 10-Q
period 2001-06-30
NEOSE TECHNOLOGIES INC
filed 2001-08-14
CIK 877902

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2001.

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________________ to ___________________


                         Commission file number: 0-27718


                            NEOSE TECHNOLOGIES, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                                     13-3549286
       ---------------------------------                   ---------------------
        (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                    Identification No.)

               102 Witmer Road
            Horsham, Pennsylvania                                19044
   -----------------------------------------                  -----------
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

                                Yes [ X ] No [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,036,148 shares of common stock, $.01 par value, were outstanding as of July 31, 2001.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                                      INDEX



                                                                                                               Page
                                                                                                               ----
PART I.FINANCIAL INFORMATION:


Item 1.  Financial Statements

         Consolidated Balance Sheets (unaudited) at December 31, 2000 and June 30, 2001...........................3

         Consolidated Statements of Operations (unaudited) for the three and six months ended
         June 30, 2000 and 2001, and for the period from inception through June 30, 2001..........................4

         Consolidated Statements of Cash Flows (unaudited) for the six months ended
         June 30, 2000 and 2001, and for the period from inception through June 30, 2001..........................5

         Notes to Unaudited Consolidated Financial Statements.....................................................6


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations....................................................................................7

Item 3.  Quantitative and Qualitative Disclosure About Market Risk...............................................11


PART II. OTHER INFORMATION:


Item 4.  Submission of Matters to a Vote of Security Holders.....................................................11

Item 6.  Exhibits and Reports on Form 8-K........................................................................12


SIGNATURES ......................................................................................................13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                    (in thousands, except per share amounts)


                           Assets                          December 31, 2000        June 30, 2001
                                                           -----------------        -------------
Current assets:
    Cash and cash equivalents                                 $  66,989                $ 41,215
    Marketable securities                                        27,773                  44,687
    Restricted funds                                                893                     349
    Prepaid expenses and other current assets                       583                     721
                                                               --------               ---------
      Total current assets                                       96,238                  86,972

Property and equipment, net                                      13,577                  14,455

Other assets                                                      4,953                   4,654
                                                               --------               ---------

Total assets                                                  $ 114,768               $ 106,081
                                                              =========               =========

            Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt                         $   1,100                 $ 1,100
    Accounts payable                                                 83                     204
    Accrued compensation                                            601                     569
    Accrued expenses                                              1,527                   1,523
    Deferred revenue                                                389                     306
                                                              ---------               ---------
    Total current liabilities                                     3,700                   3,702

Long-term debt                                                    6,200                   5,100
                                                              ---------               ---------

      Total liabilities                                           9,900                   8,802
                                                              ---------               ---------

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000 shares
           authorized, none issued                                    -                       -
    Common stock, $.01 par value, 30,000 shares
          authorized; 13,992 and 14,025 shares issued and
          outstanding                                               140                     140
    Additional paid-in capital                                  173,757                 174,670
    Deferred compensation                                          (717)                   (710)
    Deficit accumulated during the development-stage            (68,312)                (76,821)
                                                              ---------               ---------

      Total stockholders' equity                                104,868                  97,279
                                                              ---------               ---------

Total liabilities and stockholders' equity                    $ 114,768               $ 106,081
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

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)




                                                   Three months                Six months            Period from
                                                   ended June 30,            ended June 30,           inception
                                            --------------------------- -------------------------  (January 17, 1989)
                                              2000          2001         2000         2001          to June 30, 2001
                                            ------------- ------------- ----------- ------------- -------------------
Revenue from collaborative agreements       $  1,769      $    292    $  3,716         $ 604           $  11,971
                                            --------      --------    --------      --------           ---------

Operating expenses:
    Research and development                   3,764         3,934       6,657         7,101              70,748
    Marketing, general and administrative      1,418         2,531       2,698         4,197              31,078
                                            --------      --------    --------      --------           ---------
       Total operating expenses                5,182         6,465       9,355        11,298             101,826
                                            --------      --------    --------      --------           ---------

Operating loss                                (3,413)       (6,173)     (5,639)      (10,694)            (89,855)

Interest income                                1,468         1,031       1,987         2,352              16,318
Interest expense                                (115)          (68)       (234)         (167)             (3,284)
                                            --------      --------    --------      --------           ---------

Net loss                                    $ (2,060)     $ (5,210)   $ (3,886)     $ (8,509)          $ (76,821)
                                            ========      ========    ========      ========           =========

Basic and diluted net loss per share        $  (0.15)     $  (0.37)   $  (0.30)     $  (0.61)
                                            ========      ========    ========      ========

Basic and diluted weighted-average
    shares outstanding                        13,900        14,016      12,890        14,011
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

                 NEOSE TECHNOLOGIES, INC.
               (a development-stage company)

           CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (unaudited)
                      (in thousands)





                                                                     Six months ended                 Period from
                                                                         June 30,                      inception
                                                            --------------------------------      (January 17, 1989)
                                                                  2000               2001          to June 30, 2001
                                                              -------------      -------------   ---------------------
Cash flows from operating activities:
    Net loss                                                    $ (3,886)          $ (8,509)              $ (76,821)
    Adjustments to reconcile net loss to cash used in
      operating activities:
      Depreciation and amortization                                  940              1,153                   9,465
      Non-cash compensation                                          886                547                   2,746
      Common stock issued for non-cash and other charges               -                  -                      35
      Changes in operating assets and liabilities:
       Prepaid expenses and other current assets                  (2,548)              (138)                   (721)
       Accounts payable                                             (152)               121                     204
       Accrued compensation                                           85                (32)                    569
       Accrued expenses                                              401                 (4)                    841
       Deferred revenue                                             (333)               (83)                    306
                                                                --------           --------               ---------
          Net cash used in operating activities                   (4,607)            (6,945)                (63,376)
                                                                --------           --------               ---------
Cash flows from investing activities:
    Purchases of property and equipment                           (1,033)            (1,732)                (21,193)
    Proceeds from sale-leaseback of equipment                          -                  -                   1,382
    Purchases of marketable securities                           (88,377)           (72,770)               (293,632)
    Proceeds from sales of marketable securities                       -                  -                  11,467
    Proceeds from maturities of and other changes in
      marketable securities                                       27,788             55,856                 237,478
    Purchase of acquired technology                                 (500)                 -                  (4,550)
    Investment in private equity                                  (1,250)                 -                  (1,250)
    Restricted cash related to acquired technology                   500                  -                       -
                                                                --------           --------               ---------
          Net cash used in investing activities                  (62,872)           (18,646)                (70,298)
                                                                --------           --------               ---------
Cash flows from financing activities:
    Proceeds from issuance of debt                                     -                  -                  11,955
    Repayment of debt                                             (1,000)            (1,100)                 (7,052)
    Restricted cash related to debt                                  453                544                    (278)
    Proceeds from issuance of preferred stock, net                     -                  -                  29,497
    Proceeds from issuance of common stock, net                        -                  -                  18,277
    Proceeds from public offerings, net                           68,605                  -                 118,071
    Proceeds from exercise of stock options and warrants           1,909                373                   4,491
    Dividends paid                                                     -                  -                     (72)
                                                                --------           --------               ---------
          Net cash provided by (used in) financing
          activities                                              69,967               (183)                174,889
                                                                --------           --------               ---------
Net increase (decrease) in cash and cash equivalents               2,488            (25,774)                 41,215
Cash and cash equivalents, beginning of period                    10,365             66,989                       -
                                                                --------           --------               ---------
Cash and cash equivalents, end of period                        $ 12,853           $ 41,215               $  41,215
                                                                ========           ========               =========
Supplemental disclosure of cash flow information:
    Cash paid for interest                                      $    234           $    185               $   3,204
                                                                ========           ========               =========
Non-cash financing activities:
    Issuance of common stock for dividends                      $      -           $      -               $      90
                                                                ========           ========               =========
    Issuance of common stock to employees in lieu of
      cash compensation                                         $      -           $      -               $      44
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


The accompanying notes are an integral part of these consolidated financial statements

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       Basis of Presentation

         We have used generally accepted accounting principles for interim financial information to prepare unaudited consolidated financial statements:

         o    As of June 30, 2001;
         o    For the three and six months ended June 30, 2000 and 2001; and
         o For the period from inception (January 17, 1989) to June 30, 2001.

Our consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In our opinion, the unaudited information includes all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. You should not base your estimate of our results of operations for 2001 solely on our results of operations for the six months ended June 30, 2001. You should read these consolidated financial statements in combination with:

         o    The other Notes in this section;
         o "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the following section; and
         o The Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2000.

2.       Agreement with Bristol-Myers Squibb Amended and Assigned to Progenics

         In May 2001, Bristol-Myers Squibb amended and assigned our research and development agreement to Progenics Pharmaceuticals, Inc. Under the amended agreement, Progenics has the right to negotiate with Neose for the supply of two gangliosides for use as the active pharmaceutical ingredients in the cancer vaccines. Under the terms of the original agreement, Neose was developing proprietary technologies to enable cGMP manufacturing of these gangliosides. On May 15, 2001, Progenics announced the initiation of a Phase III clinical trial with the most advanced of these vaccines to prevent the relapse of malignant melanoma.

3.       Net Loss Per Share

         Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of securities into common stock. For the six months ended June 30, 2000 and 2001, the effects of the exercise of outstanding stock options and warrants were antidilutive; accordingly, they were excluded from the calculation of diluted earnings per share.

4.       Comprehensive Loss

         Our comprehensive loss for the six months ended June 30, 2000 and 2001 was approximately $3.9 million and $8.5 million, respectively. Comprehensive loss is comprised of net loss and other comprehensive income or loss. We had no other comprehensive income or loss during the six months ended June 30, 2000 and 2001.

5.       Reclassifications

         Certain prior year amounts have been reclassified to conform to our current year presentation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995:

This report and the documents incorporated by reference herein contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report and the documents incorporated herein by reference, the words "anticipate," "believe," "may," "expect," "estimate," and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements include, among others, the statements in Management's Discussion and Analysis of Financial Conditions and Results of Operations about our:

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

Overview

         Neose develops proprietary technologies for the synthesis and manufacture of complex carbohydrates, which are chains of simple sugar molecules that can be joined together in many different combinations. Our enzymatic glycosylation technology platform makes feasible the synthesis of a wide range of complex carbohydrates for pharmaceutical, biotechnology, nutritional, and consumer product applications. Our GlycoAdvance(TM) program uses our technologies to enable the completion and correction of glycosylation in recombinant glycoprotein discovery, development, and manufacture. Our GlycoTherapeutics(TM) program uses our technologies to develop and produce novel carbohydrate-based therapeutics, and our GlycoActives(TM) program uses our technologies to develop and produce novel carbohydrate-based food ingredients. We have incurred operating losses each year. As of June 30, 2001, we had an accumulated deficit of approximately $77 million. We expect additional losses for some time as we expand research and development efforts, manufacturing scale-up activities, and marketing activities.

Results of Operations

     Revenues

         Revenues from collaborative agreements for the three and six months ended June 30, 2001 were $292,000 and $604,000, respectively, compared to $1,769,000 and $3,716,000, respectively, for the corresponding period in 2000. Payments under our agreement with Bristol-Myers accounted for approximately $3.1 million of our collaborative revenues in the six months ended June 30, 2000. We do not expect any future payments under this agreement unless we negotiate new terms with Progenics.

     Operating Expenses

         Research and development expenses for the three and six months ended June 30, 2001, were $3,934,000 and $7,101,000, respectively, compared to $3,764,000 and $6,657,000, respectively, for the corresponding periods in 2000. The increases were primarily attributable to increased personnel and related costs.

         General and administrative expenses for the three and six months ended June 30, 2001, were $2,531,000 and $4,197,000, respectively, compared to $1,418,000 and $2,698,000, respectively, for the corresponding periods in 2000. The increases were primarily attributable to the hiring of additional business development and administrative personnel, marketing and promotional expenses as we have accelerated our commitment to the commercialization of GlycoAdvance, and increased legal and patent expenses as we continue to expand our intellectual property position.

     Interest Income and Expense

         Interest income for the three and six months ended June 30, 2001 was $1,031,000 and $2,352,000, respectively, compared to $1,468,000 and $1,987,000, respectively, for the corresponding periods in 2000. The changes were primarily due to lower interest rates during the 2001 periods, and the impact of our public offering in March 2000.

         Interest expense for the three and six months ended June 30, 2001 was $68,000 and $167,000, respectively, compared to $115,000 and $234,000, respectively, for the corresponding periods in 2000. The changes were due to lower average interest rates and lower average loan balances outstanding during the 2001 periods.

     Net Loss

         We incurred net losses of $5,210,000 and $8,509,000, or $0.37 and $0.61 per share, for the three and six months ended June 30, 2001, respectively, compared to $2,060,000 and $3,886,000, or $0.15 and $0.30 per share, respectively, for the corresponding periods in 2000.


Liquidity and Capital Resources

         We have incurred operating losses each year since our inception. As of June 30, 2001, we had an accumulated deficit of approximately $77 million. We have financed our operations through private and public offerings of our securities, and revenues from our collaborative agreements. We had $85.9 million in cash and marketable securities as of June 30, 2001, compared to $94.8 million in cash and marketable securities as of December 31, 2000.

         On August 7, 2001, Genzyme Corporation and Novazyme Pharmaceuticals announced Genzyme's pending acquisition of Novazyme. Upon closing of the transaction, which is expected to occur in the third quarter, we expect to receive shares of Genzyme General, a division of Genzyme Corporation, worth approximately $6 million. In addition, Genzyme acquired Novazyme's obligation to pay us $1.5 million plus interest in November 2002.

         During the six months ended June 30, 2001, we purchased approximately $1.7 million of property, equipment, and building improvements. We anticipate making capital expenditures during 2001 and 2002 of approximately $14 million to provide additional cGMP manufacturing capacity in our Horsham, Pennsylvania facility to support the initial requirements of our anticipated GlycoAdvance customers. Even if we make these capital expenditures, we may not be able to enter into collaborations with potential GlycoAdvance customers. In addition, we anticipate in the next 12 to 24 months we will obtain, either through lease or purchase, another facility. We plan to relocate our non-cGMP research laboratories and corporate office space from our current facility in Horsham, Pennsylvania into the new facility, leaving our current facility available for future expansion of our cGMP manufacturing capacity.

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

         In 1997, we issued, through the Montgomery County (Pennsylvania) Industrial Development Authority, $9.4 million of taxable and tax-exempt bonds. The bonds were issued to finance the purchase of our previously leased building and the construction of a pilot-scale manufacturing facility within our building. The bonds are supported by an AA-rated letter of credit, and a reimbursement agreement between our bank and the letter of credit issuer. The interest rate on the bonds will vary weekly, depending on market rates for AA-rated taxable and tax-exempt obligations, respectively. As of June 30, 2001, the weighted-average, effective interest rate was 5.3% per year, including letter-of-credit and other fees. The terms of the bond issuance provide for monthly, interest-only payments and a single repayment of principal at the end of the twenty-year life of the bonds. However, under our agreement with our bank, we are making monthly payments to an escrow account to provide for an annual prepayment of principal. As of June 30, 2001, we had restricted funds relating to the bonds of $349,000, which consisted of our monthly payments to an escrow account plus interest revenue on the balance of the escrow account.

         To provide credit support for this arrangement, we have given a first mortgage on the land, building, improvements, and certain machinery and equipment to our bank. We have also agreed to a covenant to maintain a minimum required cash and short-term investments balance of at least two times the current loan balance. At June 30, 2001, we were required to maintain a cash and short-term investments balance of $12.4 million. If we fail to comply with this covenant, we are required to deposit with the lender cash collateral up to, but not more than, the loan's unpaid balance, which was $6.2 million as of June 30, 2001.

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

         If the joint venture becomes profitable, we will recognize our share of the joint venture's profits only after the amount of our capital contributions to the joint venture is equivalent to our share of the joint venture's accumulated losses. As of June 30, 2001, the joint venture had an accumulated loss since inception of approximately $6 million, of which our 50% share is approximately $3 million. Until the joint venture is profitable, McNeil Specialty is required to fund, as a non-recourse, no-interest loan, all of the joint venture's aggregate capital expenditures in excess of an agreed-upon amount, and all of the joint venture's operating losses. The loan balance would be repayable by the joint venture to McNeil Specialty over a seven-year period commencing on the earlier of September 30, 2006 or the date on which Neose attains a 50% ownership interest in the joint venture after having had a lesser ownership interest. In the event of any dissolution of the joint venture, the loan balance would be payable to McNeil Specialty before any distribution of assets to us. As of June 30, 2001, the joint venture owed McNeil Specialty approximately $7.5 million.

Item 3.       Quantitative and Qualitative Disclosure About Market Risk

         Our holdings of financial instruments are comprised primarily of government agency securities. All such instruments are classified as securities held to maturity. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities, while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest in the shorter-end of the maturity spectrum. The approximate principal amount and weighted-average interest rate of our investment portfolio at June 30, 2001 was $84.6 million and 3.5%, respectively.

         We have exposure to changing interest rates on our taxable and tax-exempt bonds, and we are currently not engaged in hedging activities. Interest on approximately $6.2 million of outstanding indebtedness is at an interest rate that varies weekly, depending on the market rates for AA-rated taxable and tax-exempt obligations. As of June 30, 2001, the weighted-average, effective interest rate was approximately 5.3% per year.

PART II. OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

         A.  Our Annual Meeting of Stockholders was held on June 20, 2001.

         B.  The motions before stockholders were:

               1.  To elect eight Directors.


                                                          Votes        Votes          Votes                     Broker
                         Name of Director                  For        Against       Withheld    Abstentions    Nonvotes
                         ----------------                 -----       -------       --------    -----------    --------

                         Stephen A. Roth, Ph.D.         11,563,520       --          539,362        --           --
                         P. Sherrill Neff               11,678,550       --          424,332        --           --
                         William F. Hamilton, Ph.D.     11,752,031       --          350,851        --           --
                         Douglas J. MacMaster, Jr.      11,749,231       --          353,651        --           --
                         Mark H. Rachesky, M.D.         11,748,631       --          354,251        --           --
                         Lindsay A. Rosenwald, M.D.     11,761,787       --          341,095        --           --
                         Lowell E. Sears                11,749,531       --          353,351        --           --
                         Jerry A. Weisbach, Ph.D.       11,747,031       --          355,851        --           --


               2.  To approve and adopt our Amended and Restated 1995 Stock
                         Option/Stock Issuance Plan to increase the number of shares authorized for issuance under the plan.

                         Votes For                           9,678,597
                         Votes Against                       2,380,031
                         Votes Withheld                             --
                         Abstentions                            44,254
                         Broker Nonvotes                            --

                  Item 6.           Exhibits and Reports on Form 8-K.

         (a)   List of Exhibits:

                    10.1 Separation of Employment Agreement dated as of May 18, 2001, between Eric Sichel and Neose.

         (b)   Reports on Form 8-K.

                  On May 18, 2001, we filed a Current Report on Form 8-K announcing the amendment and assignment by Bristol-Myers Squibb Company of our Research and Development Agreement with Bristol-Myers to Progenics Pharmaceuticals, Inc.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     NEOSE TECHNOLOGIES, INC.



Date:    August 13, 2001             By: /s/  P. Sherrill Neff
                                         ---------------------------------------
                                         P. Sherrill Neff
                                         President, Chief Operating Officer, and
                                         Chief Financial Officer