Form 10-Q
period 2001-09-30
NEOSE TECHNOLOGIES INC
filed 2001-11-14
CIK 877902

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001.

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                     to
                                         -------------------    ----------------

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

                           Yes [ X ]          No [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,052,214 shares of common stock, $.01 par value, were outstanding as of October 31, 2001.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                                      INDEX
                                      -----

                                                                                                                Page
                                                                                                                ----
PART I.  FINANCIAL INFORMATION:
         ----------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets (unaudited) at December 31, 2000 and September 30, 2001......................3

         Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2000 and 2001, and for the period from inception through September 30, 2001...................................4

         Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2000 and 2001, and for the period from inception through September 30, 2001.............................................5

         Notes to Unaudited Consolidated Financial Statements.....................................................6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....................7

Item 3.  Quantitative and Qualitative Disclosure About Market Risk...............................................11


PART II. OTHER INFORMATION:
         ------------------

Item 6.  Exhibits and Reports on Form 8-K........................................................................12


SIGNATURES ......................................................................................................13
----------

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements



                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                            December 31, 2000        September 30, 2001
                                                            -----------------        ------------------
                           Assets
Current assets:
    Cash and cash equivalents                                  $  66,989                 $  31,621
    Marketable securities                                         27,773                    51,818
    Restricted funds                                                 893                       626
    Prepaid expenses and other current assets                        583                       587
                                                               ---------                 ---------
      Total current assets                                        96,238                    84,652

Property and equipment, net                                       13,577                    17,193

Other assets                                                       4,953                     4,505
                                                               ---------                 ---------

Total assets                                                   $ 114,768                 $ 106,350
                                                               =========                 =========

            Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt                          $   1,100                 $   1,100
    Accounts payable                                                  83                        34
    Accrued compensation                                             601                       634
    Accrued expenses                                               1,527                       817
    Deferred revenue                                                 389                       264
                                                               ---------                 ---------
    Total current liabilities                                      3,700                     2,849

Long-term debt                                                     6,200                     5,100
                                                               ---------                 ---------

      Total liabilities                                            9,900                     7,949
                                                               ---------                 ---------

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000 shares
           authorized, none issued                                     -                         -
    Common stock, $.01 par value, 30,000 shares
          authorized; 13,992 and 14,052 shares issued and
          outstanding                                                140                       141
    Additional paid-in capital                                   173,757                   174,787
    Unrealized gains on investments                                    -                     5,667
    Deferred compensation                                           (717)                     (549)
    Deficit accumulated during the development-stage             (68,312)                  (81,645)
                                                               ---------                 ---------

      Total stockholders' equity                                 104,868                    98,401
                                                               ---------                 ---------

Total liabilities and stockholders' equity                     $ 114,768                 $ 106,350
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

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)




                                                     Three months                     Nine months               Period from
                                                  ended September 30,             ended September 30,            inception
                                               --------------------------      -------------------------     (January 17, 1989)
                                                  2000           2001             2000           2001       to September 30, 2001
                                               -----------   ------------      -----------    -----------   ---------------------
Revenue from collaborative agreements          $     583       $     330       $   4,299       $     934           $  12,301

Operating expenses:
    Research and development                       2,987           4,010           9,644          11,111              74,758
    Marketing, general and administrative          1,535           1,883           4,233           6,080              32,961
                                               ---------       ---------       ---------       ---------           ---------
       Total operating expenses                    4,522           5,893          13,877          17,191             107,719
                                               ---------       ---------       ---------       ---------           ---------

Operating loss                                    (3,939)         (5,563)         (9,578)        (16,257)            (95,418)

Interest income                                    1,578             793           3,565           3,145              17,111
Interest expense                                    (117)            (54)           (351)           (221)             (3,338)
                                               ---------       ---------       ---------       ---------           ---------

Net loss                                       $  (2,478)      $  (4,824)      $  (6,364)      $ (13,333)          $ (81,645)
                                               =========       =========       =========       =========           =========

Basic and diluted net loss per share           $   (0.18)      $   (0.34)      $   (0.48)      $   (0.95)
                                               =========       =========       =========       =========

Basic and diluted weighted-average
    shares outstanding                            13,950          14,041          13,246          14,021
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

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                           Nine months ended                Period from
                                                                              September 30,                   inception
                                                                     -----------------------------        (January 17, 1989)
                                                                         2000               2001        to September 30, 2001
                                                                     ----------          ----------     ---------------------
Cash flows from operating activities:
    Net loss                                                         $  (6,364)          $ (13,333)          $ (81,645)
    Adjustments to reconcile net loss to cash used in
      operating activities:
      Depreciation and amortization                                      1,470               1,769              10,081
      Non-cash compensation                                              1,228                 493               2,692
      Common stock issued for non-cash and other charges                     -                   -                  35
      Changes in operating assets and liabilities:
       Prepaid expenses and other current assets                        (1,417)                 (4)               (587)
       Accounts payable                                                    (97)                (49)                 34
       Accrued compensation                                                 (9)                 33                 634
       Accrued expenses                                                   (136)               (710)                135
       Deferred revenue                                                   (374)               (125)                264
                                                                     --------            --------            ---------
          Net cash used in operating activities                         (5,699)            (11,926)            (68,357)
                                                                     --------            --------            ---------
Cash flows from investing activities:
    Purchases of property and equipment                                 (1,271)             (4,937)            (24,398)
    Proceeds from sale-leaseback of equipment                                -                   -               1,382
    Purchases of marketable securities                                (135,845)           (103,465)           (324,327)
    Proceeds from sales of marketable securities                             -                   -              11,467
    Proceeds from maturities of and other changes in marketable
      securities                                                        66,429              85,397             267,019
    Purchase of acquired technology                                     (1,000)                  -              (4,550)
    Investment in equity securities                                     (1,250)               (310)             (1,560)
    Restricted cash related to acquired technology                       1,500                   -                   -
                                                                     --------            --------            ---------
          Net cash used in investing activities                        (71,437)            (23,315)            (74,967)
                                                                     --------            --------            ---------
Cash flows from financing activities:
    Proceeds from issuance of debt                                           -                   -              11,955
    Repayment of debt                                                   (1,000)             (1,100)             (7,052)
    Restricted cash related to debt                                        174                 267                (555)
    Proceeds from issuance of preferred stock, net                           -                   -              29,497
    Proceeds from issuance of common stock, net                              -                   -              18,277
    Proceeds from public offerings, net                                 68,605                   -             118,071
    Proceeds from exercise of stock options and warrants                 2,807                 706               4,824
    Dividends paid                                                           -                   -                 (72)
                                                                     --------            --------            ---------
          Net cash provided by (used in) financing activities           70,586                (127)            174,945
                                                                     --------            --------            ---------
Net increase (decrease) in cash and cash equivalents                    (6,550)            (35,368)             31,621
Cash and cash equivalents, beginning of period                          10,365              66,989                   -
                                                                     --------            --------            ---------
Cash and cash equivalents, end of period                             $   3,815           $  31,621           $  31,621
                                                                     =========           =========           =========
Supplemental disclosure of cash flow information:
    Cash paid for interest                                           $     365           $     243           $   3,262
                                                                     =========           =========           =========
Non-cash financing activities:
    Issuance of common stock for dividends                           $       -           $       -           $      90
                                                                     =========           =========           =========
    Issuance of common stock to employees in lieu of
      cash compensation                                              $       -           $       -           $      44
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

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation

         We have used generally accepted accounting principles for interim financial information to prepare unaudited consolidated financial statements:

         o  As of September 30, 2001;
         o  For the three and nine months ended September 30, 2000 and 2001; and
         o For the period from inception (January 17, 1989) to September 30, 2001.

Our consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In our opinion, the unaudited information includes all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. You should not base your estimate of our results of operations for 2001 solely on our results of operations for the nine months ended September 30, 2001. You should read these consolidated financial statements in combination with:

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


2. Acquisition of Novazyme Pharmaceutical by Genzyme Corporation

         On September 27, 2001, Genzyme Corporation announced it had completed the acquisition of Novazyme Pharmaceuticals. We received shares of Genzyme General, a division of Genzyme Corporation, in exchange for our ownership interest in Novazyme. The value of the Genzyme shares was approximately $6 million as of September 30, 2001, and was reflected in Marketable Securities on our Balance Sheet. During October 2001 we sold these shares for net proceeds of approximately $6.4 million, of which $6.1 million will be reflected as a Gain on Investment on our Statement of Operations for the fourth quarter. In addition, Genzyme acquired Novazyme's obligation to pay us $1.5 million plus interest in November 2002.

3. Agreement with Bristol-Myers Squibb Amended and Assigned to Progenics

         In May 2001, Bristol-Myers Squibb amended and assigned our research and development agreement to Progenics Pharmaceuticals, Inc. Under the amended agreement, Progenics has the right to negotiate with Neose for the supply of two gangliosides for use as the active pharmaceutical ingredients in Progenics' two cancer vaccine candidates. Under the terms of the original agreement, Neose was developing proprietary technologies to enable cGMP manufacturing of these gangliosides. On May 15, 2001, Progenics announced the initiation of their second Phase III clinical trial with the most advanced of these vaccine candidates. This second trial is being conducted in Europe, and includes ganglioside manufactured by Neose.

4. Net Loss Per Share

         Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of securities into common stock. For the nine months ended September 30, 2000 and 2001, the effects of the exercise of outstanding stock options and warrants were antidilutive; accordingly, they were excluded from the calculation of diluted earnings per share.

5. Comprehensive Loss

         Our comprehensive loss for the nine months ended September 30, 2000 and 2001 was approximately $6.4 million and $7.7 million, respectively. Comprehensive loss is comprised of net loss and other comprehensive income or loss. Our only source of other comprehensive income or loss is unrealized gain on equity securities held for the nine months ended September 30, 2001.

6. Reclassifications

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

Overview

         Neose develops proprietary technologies for the synthesis and manufacture of complex carbohydrates, which are chains of simple sugar molecules that can be joined together in many different combinations. Our enzymatic glycosylation technology platform makes feasible the synthesis of a wide range of complex carbohydrates for pharmaceutical, biotechnology, nutritional, and consumer product applications. Our GlycoAdvance(TM) program uses our technologies to enable the completion and correction of glycosylation in recombinant glycoprotein discovery, development, and manufacture. Our GlycoTherapeutics(TM) program uses our technologies to develop and produce novel carbohydrate-based therapeutics, and our GlycoActives(TM) program uses our technologies to develop and produce novel carbohydrate-based food ingredients. We have incurred operating losses each year. As of September 30, 2001, we had an accumulated deficit of approximately $81.6 million. We expect additional losses for some time as we expand research and development efforts, manufacturing scale-up activities, and marketing activities.

Results of Operations

     Revenues

         Revenues from collaborative agreements for the three and nine months ended September 30, 2001 were $330,000 and $934,000, respectively, compared to $583,000 and $4,299,000, respectively, for the corresponding period in 2000. Payments under our Bristol-Myers agreement, which has subsequently been assigned to Progenics Pharmaceuticals, accounted for approximately $3.3 million of our collaborative revenues in the nine months ended September 30, 2000. We do not expect any future payments under this agreement unless we negotiate new terms with Progenics.

     Operating Expenses

         Research and development expenses for the three and nine months ended September 30, 2001, were $4,010,000 and $11,111,000, respectively, compared to $2,987,000 and $9,644,000, respectively, for the corresponding periods in 2000. The increases were primarily attributable to increased personnel and related costs.

         General and administrative expenses for the three and nine months ended September 30, 2001, were $1,883,000 and $6,080,000, respectively, compared to $1,535,000 and $4,233,000, respectively, for the corresponding periods in 2000. The increases were primarily attributable to the hiring of additional business development and administrative personnel, marketing and promotional expenses as we have accelerated our commitment to the commercialization of GlycoAdvance, and increased legal and patent expenses as we continue to expand our intellectual property position.

     Interest Income and Expense

         Interest income for the three and nine months ended September 30, 2001 was $793,000 and $3,145,000, respectively, compared to $1,578,000 and $3,565,000, respectively, for the corresponding periods in 2000. The changes were primarily due to lower interest rates during the 2001 periods.

         Interest expense for the three and nine months ended September 30, 2001 was $54,000 and $221,000, respectively, compared to $117,000 and $351,000, respectively, for the corresponding periods in 2000. The changes were due to lower average interest rates and lower average loan balances outstanding during the 2001 periods.

     Net Loss

         We incurred net losses of $4,824,000 and $13,333,000, or $0.34 and $0.95 per share, for the three and nine months ended September 30, 2001, respectively, compared to $2,478,000 and $6,364,000, or $0.18 and $0.48 per share, respectively, for the corresponding periods in 2000.


Liquidity and Capital Resources

         We have incurred operating losses each year since our inception. As of September 30, 2001, we had an accumulated deficit of approximately $81.6 million. We have financed our operations through private and public offerings of our securities, and revenues from our collaborative agreements. We had $83.4 million in cash and marketable securities as of September 30, 2001, compared to $94.8 million in cash and marketable securities as of December 31, 2000.

         As of September 30, 2001, our marketable securities included Genzyme stock valued at approximately $6 million which we received in exchange for our ownership interest in Novazyme Pharmaceuticals. During October 2001, we sold these shares for net proceeds of approximately $6.4 million.

         During the nine months ended September 30, 2001, we invested approximately $4.9 million in property, equipment, and building improvements. We anticipate capital expenditures during 2001 and 2002 of approximately $16 million, of which $3.3 million was recorded as of September 30, 2001, to provide additional cGMP manufacturing capacity in our Horsham, Pennsylvania facility to support the initial requirements of our anticipated GlycoAdvance customers. Even if we make these capital expenditures, we may not be able to enter into collaborations with potential GlycoAdvance customers. In addition, we anticipate in the next 12 months we will obtain, either through lease or purchase, another facility, which we will renovate at a cost of approximately $8 million. We plan to relocate our non-cGMP research laboratories and corporate office space from our current facility in Horsham, Pennsylvania into the new facility, leaving our current facility available for future expansion of our cGMP manufacturing capacity. The cost of these capital projects will be financed by a combination of state economic development programs, private debt financing, and cash from our balance sheet.

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

         In 1997, we issued, through the Montgomery County (Pennsylvania) Industrial Development Authority, $9.4 million of taxable and tax-exempt bonds, the current balance of which is $6.2 million. The bonds were issued to finance the purchase of our previously leased building and the construction of a pilot-scale manufacturing facility within our building. The bonds are supported by an AA-rated letter of credit, and a reimbursement agreement between our bank and the letter of credit issuer. The interest rate on the bonds will vary weekly, depending on market rates for AA-rated taxable and tax-exempt obligations, respectively. As of September 30, 2001, the weighted-average, effective interest rate was 4.6% per year, including letter-of-credit and other fees. The terms of the bond issuance provide for monthly, interest-only payments and a single repayment of principal at the end of the twenty-year life of the bonds. However, under our agreement with our bank, we are making monthly payments to an escrow account to provide for an annual prepayment of principal. As of September 30, 2001, we had restricted funds relating to the bonds of $626,000, which consisted of our monthly payments to an escrow account plus interest revenue on the balance of the escrow account.

         To provide credit support for this arrangement, we have given a first mortgage on the land, building, improvements, and certain machinery and equipment to our bank. We have also agreed to a covenant to maintain a minimum required cash and short-term investments balance of at least two times the current loan balance. At September 30, 2001, we were required to maintain a cash and short-term investments balance of $12.4 million. If we fail to comply with this covenant, we are required to deposit with the lender cash collateral up to, but not more than, the loan's unpaid balance, which was $6.2 million as of September 30, 2001.

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

         If the joint venture becomes profitable, we will recognize our share of the joint venture's profits only after the amount of our capital contributions to the joint venture is equivalent to our share of the joint venture's accumulated losses. As of September 30, 2001, the joint venture had an accumulated loss since inception of approximately $6 million, of which our 50% share is approximately $3 million. Until the joint venture is profitable, McNeil Specialty is required to fund, as a non-recourse, no-interest loan, all of the joint venture's aggregate capital expenditures in excess of an agreed-upon amount, and all of the joint venture's operating losses. The loan balance would be repayable by the joint venture to McNeil Specialty over a seven-year period commencing on the earlier of September 30, 2006 or the date on which Neose attains a 50% ownership interest in the joint venture after having had a lesser ownership interest. In the event of any dissolution of the joint venture, the loan balance would be payable to McNeil Specialty before any distribution of assets to us. As of September 30, 2001, the joint venture owed McNeil Specialty approximately $8 million.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         Our holdings of financial instruments are comprised primarily of government agency securities. All such instruments are classified as securities held to maturity. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities, while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest in the shorter-end of the maturity spectrum. The approximate principal amount and weighted-average interest rate of our investment portfolio at September 30, 2001 was $79.3 million and 3.5%, respectively.

         At September 30, 2001, we also held stock worth approximately $6 million of Genzyme General, a division of Genzyme Corporation. During October 2001, we sold these shares for net proceeds of approximately $6.4 million.

         We have exposure to changing interest rates on our taxable and tax-exempt bonds, and we are currently not engaged in hedging activities. Interest on approximately $6.2 million of outstanding indebtedness is at an interest rate that varies weekly, depending on the market rates for AA-rated taxable and tax-exempt obligations. As of September 30, 2001, the weighted-average, effective interest rate was approximately 4.6% per year.

Item 6.  Exhibits and Reports on Form 8-K.


         (a) Reports on Form 8-K.

                 None.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         NEOSE TECHNOLOGIES, INC.



Date: November 14, 2001                  By:  /s/  A. Brian Davis
                                              ----------------------------------
                                              A. Brian Davis
                                              Principal Financial and Accounting
                                              Officer