Form 10-Q
period 2002-03-31
NEOSE TECHNOLOGIES INC
filed 2002-04-29
CIK 877902

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2002.


                                       OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                        to
                                   ----------------------    -------------------

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

                                 (215) 315-9000
           ----------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           Yes [ X ] No [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,272,671 shares of common stock, $.01 par value, were outstanding as of April 15, 2002.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                                      INDEX


                                                                                Page
                                                                                ----
PART I.FINANCIAL INFORMATION:
       ----------------------
Item 1.  Financial Statements

    Consolidated Balance Sheets (unaudited) at December 31, 2001 and
    March 31, 2002 .............................................................  3

    Consolidated Statements of Operations (unaudited) for the three months ended  March 31, 2001 and 2002, and for the period from inception through
    March 31, 2002 .............................................................  4

    Consolidated Statements of Cash Flows (unaudited) for the three months ended  March 31, 2001 and 2002, and for the period from inception through
    March 31, 2002 .............................................................  5

    Notes to Unaudited Consolidated Financial Statements .......................  6


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .................................................  7

Item 3.  Quantitative and Qualitative Disclosure About Market Risk ............. 14


PART II. OTHER INFORMATION:
         ------------------

Item 6.  Exhibits and Reports on Form 8-K ...................................... 14


SIGNATURES ..................................................................... 15
----------

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements


                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                    (in thousands, except per share amounts)


                                     Assets                                December 31, 2001         March 31, 2002
                                                                           -----------------         -------------
Current assets:
  Cash and cash equivalents                                                 $ 76,245                  $ 65,775
  Restricted funds                                                               902                     1,180
  Prepaid expenses and other current assets                                    1,635                     1,086
                                                                            --------                  --------
    Total current assets                                                      78,782                    68,041

Property and equipment, net                                                   22,649                    26,128

Other assets, net                                                              4,355                     4,552
                                                                            --------                  --------
Total assets                                                                $105,786                  $ 98,721
                                                                            ========                  ========

                     Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term debt                                           $1,100                  $  1,100
  Accounts payable                                                               719                       678
  Accrued compensation                                                           855                     1,156
  Accrued expenses                                                             2,844                       860
  Deferred revenue                                                             1,222                     1,118
                                                                            --------                  --------
  Total current liabilities                                                    6,740                     4,912

Long-term debt                                                                 5,100                     5,100
                                                                            --------                  --------
         Total liabilities                                                    11,840                    10,012
                                                                            --------                  --------
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000 shares
     authorized, none issued                                                      --                        --
  Common stock, $.01 par value, 30,000 shares
     authorized; 14,089 and 14,173 shares issued; 14,083 and
     14,167 shares outstanding                                                   141                       142
  Additional paid-in capital                                                 176,124                   178,393
  Treasury stock, 6 shares at cost                                              (175)                     (175)
  Deferred compensation                                                         (503)                     (415)
  Deficit accumulated during the development-stage                           (81,641)                  (89,236)
                                                                            --------                  --------
    Total stockholders' equity                                                93,946                    88,709
                                                                            --------                  --------
Total liabilities and stockholders' equity                                  $105,786                  $ 98,721
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

                            NEOSE TECHNOLOGIES, INC.
                         (a development-stage company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                    (in thousands, except per share amounts)

                                                               Three months                       Period from
                                                              ended March 31,                      inception
                                                       ---------------------------             (January 17, 1989)
                                                          2001              2002               to March 31, 2002
                                                       ---------------------------             ------------------
Revenue from collaborative agreements                  $   312             $   771                 $  13,404
                                                       -------             -------                 ---------
Operating expenses:
         Research and development                        3,167               3,711                    82,085
         Marketing, general and administrative           1,666               2,611                    38,426
         Severance charges                                  --               2,433                     3,003
                                                       -------             -------                 ---------
         Total operating expenses                        4,833               8,755                   123,514
                                                       -------             -------                 ---------
Operating loss                                          (4,521)             (7,984)                 (110,110)

Gain on sale of marketable security                         --                  --                     6,120
Interest income                                          1,321                 429                    18,099
Interest expense                                           (99)                (40)                   (3,345)
                                                       -------             -------                 ---------
Net loss                                               $(3,299)            $(7,595)                $ (89,236)
                                                       =======             =======                 =========


Basic and diluted net loss per share                   $ (0.24)            $ (0.54)
                                                       =======             =======

Basic and diluted weighted-average
         shares outstanding                             14,007              14,120
                                                        ======              ======


The accompanying notes are an integral part of these consolidated financial statements.

                            NEOSE TECHNOLOGIES, INC.
                         (a development-stage company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)


                                                                         Three months ended          Period from
                                                                               March 31,              inception
                                                                     --------------------------   (January 17, 1989)
                                                                          2001          2002      to March 31, 2002
                                                                     ------------   -----------   -----------------
Cash flows from operating activities:
  Net loss                                                              $(3,299)      $(7,595)        $(89,236)
  Adjustments to reconcile net loss to cash used in
    operating activities:
    Depreciation and amortization                                           566           665           11,399
    Non-cash compensation                                                  (112)        1,560            5,138
    Common stock issued for non-cash and other charges                        -             -               35
    Changes in operating assets and liabilities:
      Prepaid expenses and other current assets                            (500)          203           (1,432)
      Accounts payable                                                      (16)          (41)             678
      Accrued compensation                                                 (267)          301            1,156
      Accrued expenses                                                     (232)       (1,984)          (1,622)
      Deferred revenue                                                      (42)         (104)           1,118
                                                                        -------       -------         --------
        Net cash used in operating activities                            (3,902)       (6,995)         (72,766)
                                                                        -------       -------         --------
Cash flows from investing activities:
  Purchases of property and equipment                                      (288)       (3,995)         (32,552)
  Proceeds from sale-leaseback of equipment                                   -             -            1,382
  Purchases of marketable securities                                    (48,142)            -         (324,327)
  Proceeds from sales of marketable securities                                -             -           11,467
  Proceeds from maturities of and other changes in marketable
    securities                                                           27,477             -          312,860
  Purchase of acquired technology                                             -             -           (4,550)
  Investment in equity securities                                             -             -           (1,250)
  Restricted cash related to acquired technology                              -             -                -
                                                                        -------       -------         --------
        Net cash used in investing activities                           (20,953)       (3,995)         (36,970)
                                                                        -------       -------         --------
Cash flows from financing activities:
  Proceeds from issuance of debt                                              -             -           11,955
  Repayment of debt                                                           -             -           (7,052)
  Restricted cash related to debt                                          (281)         (278)          (1,109)
  Proceeds from issuance of preferred stock, net                              -             -           29,497
  Proceeds from issuance of common stock, net                                 -             -          136,840
  Proceeds from exercise of stock options and warrants                      286           798            5,627
  Acquisition of treasury stock                                               -             -             (175)
  Dividends paid                                                              -             -              (72)
                                                                        -------       -------         --------
        Net cash provided by financing activities                             5           520          175,511
                                                                        -------       -------         --------
Net increase (decrease) in cash and cash equivalents                    (24,850)      (10,470)          65,775
Cash and cash equivalents, beginning of period                           66,989        76,245                -
                                                                        -------       -------         --------
Cash and cash equivalents, end of period                                $42,139       $65,775         $ 65,775
                                                                        =======       =======         ========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                $   107       $    30         $  3,333
                                                                        =======       =======         ========
Non-cash investing activities:
  Accrued property & equipment                                          $     -       $     -         $  2,075
                                                                        =======       =======         ========
Non-cash financing activities:
  Issuance of common stock for dividends                                $     -       $     -         $     90
                                                                        =======       =======         ========
  Issuance of common stock to employees in lieu of
         cash compensation                                              $     -       $     -         $     44
                                                                        =======       =======         ========

                  The accompanying notes are an integral part
                   of these consolidated financial statements

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Presentation

         We have used generally accepted accounting principles for interim financial information to prepare unaudited consolidated financial statements:

         o  As of March 31, 2002;
         o  For the three months ended March 31, 2001 and 2002; and
         o  For the period from inception (January 17, 1989) to March 31, 2002.

         Our consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In our opinion, the unaudited information includes all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. You should not base your estimate of our results of operations for 2002 solely on our results of operations for the three months ended March 31, 2002. You should read these consolidated financial statements in combination with:

         o  The other Notes in this section;
         o  "Management's Discussion and Analysis of Financial Condition and
            Results of Operations" appearing in the following section; and
         o  The Consolidated Financial Statements, including the Notes to the
            Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2001.

2. Severance Charges

         In March 2002, we entered into a Separation and Consulting Agreement with Stephen A. Roth, Ph.D., who was the Chief Executive Officer of the Company. Under this agreement, we agreed to provide health insurance benefits to Dr. Roth and to pay him $39,622 per month for twelve months. On or before the first anniversary of the agreement, Dr. Roth may agree to extend his non-competition and non-solicitation commitments for two additional years by entering into a separate non-competition agreement. If he does so, the Company will continue his health insurance benefits for six additional months, extend the $39,622 monthly payments for 24 additional months and, for purposes of stock option vesting and exercisability, treat Dr. Roth as remaining in service to the Company until the third anniversary of his resignation as Chief Executive Officer of the Company (or until the end of his service as a director, if later). We have recognized $0.3 million in severance charges related to this agreement during the three months ended March 31, 2002, and the remaining payment of $0.2 million will be recognized over the one-year term of the agreement.

         In January 2002, we entered into a Retirement Agreement with Edward J. McGuire, Ph.D., Vice President, Research and Development. Following Dr. McGuire's retirement, he will receive payments through 2006, including $87,500 in 2002, $125,000 in 2003, and $100,000 in each of 2004, 2005, and 2006. We will continue to provide Dr. McGuire health insurance benefits through December 31, 2003. We also agreed to extend the period of time during which Dr. McGuire may exercise his stock options subsequent to his retirement. We have recognized $2.1 million in severance charges, of which $1.6 million is a non-cash expense related to the stock options, for this agreement during the three months ended March 31, 2002.

3. Net Loss Per Share


         Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of securities into common stock. For the three months ended March 31, 2001 and 2002, the effects of the exercise of outstanding stock options and warrants were antidilutive; accordingly, they were excluded from the calculation of diluted earnings per share.


4. Comprehensive Loss

         Our comprehensive loss for the three months ended March 31, 2001 and 2002 was approximately $3.3 million and $7.6 million, respectively. Comprehensive loss is comprised of net loss and other comprehensive income or loss. For the periods reported, there are no separate sources of other comprehensive income or loss.

5. Reclassifications

         Certain prior year amounts have been reclassified to conform to our current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995:

         This report and the documents incorporated by reference herein contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report and the documents incorporated herein by reference, the words "anticipate," "believe," "estimate," "may," "expect," "intend," and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements include, among others, the statements in Management's Discussion and Analysis of Financial Condition and Results of Operations about our:

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

         These and other risks and uncertainties that could affect our actual results are discussed in greater detail in this report and in our other filings with the Securities and Exchange Commission. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements other than as required by applicable law.

         We do not undertake any duty to update after the date of this report any of the forward-looking statements in this report to conform them to actual results.


         You should read this section in combination with the Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2001, included in our Annual Report on Form 10-K and in our 2001 Annual Report to Stockholders.

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


         Our GlycoAdvance(TM) program uses our technology to complete the human carbohydrate structures on therapeutic glycoproteins. We are also developing our technology to create novel glycosylation patterns, and to link other molecules, such as polyethylene glycol, to glycoproteins. The application of this technology to proteins potentially results in improved clinical activity and pharmacokinetic profile, enhanced drug development flexibility, stronger and additional patent claims, and yield improvements.

         Our GlycoTherapeutics(TM) program uses our technology to enable the development of carbohydrate-based therapeutics. Our GlycoActives(TM) program uses our technology to develop novel carbohydrate food and nutritional ingredients. Neose was initially incorporated in January 1989, and began operations in October 1990. We have incurred operating losses each year. As of March 31, 2002, we had an accumulated deficit of approximately $89.2 million. We expect additional losses for some time as we expand research and developments efforts, manufacturing scale-up activities, and marketing activities.

Critical Accounting Policies

         Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of our Form 10-K. We believe our most critical accounting policies relate to recognition of revenue and impairment of long-lived assets.

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

Impairment of Long-Lived Assets

         As required by Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), we assess the recoverability of any long-lived assets for which an indicator of impairment exists. Specifically, we calculate, and recognize, any impairment losses by comparing the carrying value of these assets to our estimate of the undiscounted future operating cash flows. Although our current and historical operating and cash flows are indicators of impairment, we believe the future cash flows to be received from our long-lived assets will exceed the assets' carrying value. Accordingly, we have not recognized any impairment losses through March 31, 2002.

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

Liquidity and Capital Resources

         We have incurred operating losses each year since our inception. As of March 31, 2002, we had an accumulated deficit of approximately $89.2 million. We have financed our operations through private and public offerings of our securities, and revenues from our collaborative agreements. We had approximately $65.8 million in cash and marketable securities as of March 31, 2002, compared to approximately $76.2 million in cash and marketable securities as of December 31, 2001. The decrease in 2002 was primarily attributable to the use of cash to fund our operating loss and capital expenditures.

         During the three months ended March 31, 2002, we invested approximately $3.9 million in property, equipment, and building improvements. We anticipate capital expenditures during 2002 of approximately $9.0 million to provide additional cGMP manufacturing capacity in our Horsham, Pennsylvania facility to support our initial anticipated GlycoAdvance requirements, and $12.0 million to renovate a 40,000 square foot facility, for which we entered into a lease agreement in February 2002. We plan to relocate our non-cGMP research laboratories and corporate office space from our current facility in Horsham, Pennsylvania into the new facility, leaving our current facility available for future expansion of our cGMP manufacturing capacity. We expect to finance the cost of these capital projects by a combination of state economic development programs, private debt financing, and cash from our balance sheet.

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

         Under the agreement, we will receive license, research, and milestone payments that would total up to $17.0 million if all milestones are met. In addition to ongoing product payments, Neose and Wyeth would also enter into a supply agreement for the long-term supply of GlycoAdvance process reagents for their commercial production needs. In December 2001, we received an upfront-fee of $1.0 million, of which $0.9 million is included in deferred revenue in our consolidated balance sheet as of March 31, 2002. We will amortize the up-front fee to revenue over the estimated four-year performance period.

         In 2001, we announced a stock repurchase program authorizing the repurchase of up to one million shares of common stock in the open market at times and prices that we consider appropriate. During 2001, we purchased 6,000 shares of common stock in the open market for approximately $0.2 million.

         In 1997, we issued, through the Montgomery County (Pennsylvania) Industrial Development Authority, $9.4 million of taxable and tax-exempt bonds, of which $6.2 million remained outstanding as of March 31, 2002. The bonds were issued to finance the purchase of our previously leased building and the construction of a pilot-scale manufacturing facility within our building. The bonds are supported by an AA-rated letter of credit, and a reimbursement agreement between our bank and the letter of credit issuer. The interest rate on the bonds will vary weekly, depending on market rates for AA-rated taxable and tax-exempt obligations, respectively. During the quarter ended March 31, 2002, the weighted-average, effective interest rate was 3.4% per year, including letter-of-credit and other fees. The terms of the bond issuance provide for monthly, interest-only payments and a single repayment of principal at the end of the twenty-year life of the bonds. However, under our agreement with our bank, we are making monthly payments to an escrow account to provide for an annual prepayment of principal. As of March 31, 2002, we had restricted funds relating to the bonds of approximately $1.2 million, which consisted of our monthly payments to an escrow account plus interest earned on the balance of the escrow account.

         To provide credit support for this arrangement, we have given a first mortgage on the land, building, improvements, and certain machinery and equipment to our bank. We have also agreed to a covenant to maintain a minimum required cash and short-term investments balance of at least two times the current loan balance. At March 31, 2002, we were required to maintain a cash and short-term investments balance of $12.4 million. If we fail to comply with this covenant, we are required to deposit with the lender cash collateral up to, but not more than, the loan's unpaid balance.

         We believe that our existing cash and short-term investments, expected revenue from collaborations and license arrangements, and interest income should be sufficient to meet our operating and capital requirements through at least 2003, although changes in our collaborative relationships or our business, whether or not initiated by us, may cause us to deplete our cash and short-term investments sooner than the above estimate. The timing and amount of our future capital requirements and the adequacy of available funds will depend on many factors, including if or when any products manufactured using our technology are commercialized.


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

         During the years ended December 31, 2000 and 2001, the joint venture reimbursed Neose approximately $1.6 million and $0.8 million, respectively, for the cost of research and development services and supplies provided to the joint venture. There were no such reimbursements during the year ended December 31, 1999. This amount has been reflected as a reduction of research and development expense in our consolidated statements of operations. As of March 31, 2002, the joint venture owed Neose approximately $0.4 million. This amount is included in prepaid expenses and other current assets in our consolidated balance sheet. We expect to provide significantly fewer research and development services during 2002, thereby significantly reducing our expected reimbursement from the joint venture.

         If the joint venture becomes profitable, we will recognize our share of the joint venture's profits only after the amount of our capital contributions to the joint venture is equivalent to our share of the joint venture's accumulated losses. As of March 31, 2002, the joint venture had an accumulated loss since inception of approximately $10.1 million, of which our share, assuming a 50% ownership interest, is approximately $5.0 million. Until the joint venture is profitable, McNeil Nutritionals is required to fund, as a non-recourse, no-interest loan, all of the joint venture's aggregate capital expenditures in excess of an agreed-upon amount, and all of the joint venture's operating losses. The loan balance would be repayable by the joint venture to McNeil Nutritionals over a seven-year period commencing on the earlier of September 30, 2006 or the date on which Neose attains a 50% ownership interest in the joint venture after having had a lesser ownership interest. In the event of any dissolution of the joint venture, the loan balance would be payable to McNeil Nutritionals before any distribution of assets to us. As of March 31, 2002, the joint venture owed McNeil Nutritionals approximately $8.4 million.

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

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board finalized Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which are effective for fiscal years beginning after December 15, 2001. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 no longer requires the amortization of goodwill; rather, goodwill will be subject to a periodic assessment for impairment by applying a fair-value-based test. In addition, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Such acquired intangible assets will be amortized over their useful lives. All of our intangible assets were obtained through contractual rights and have been separately identified and recognized in our balance sheets. These intangibles are being amortized over their estimated useful lives or contractual lives as appropriate. The adoption of SFAS 142 in the first quarter of 2002 did not have a material impact on our consolidated financial position or results of operations.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 changes the accounting for long-lived assets by requiring that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell whether included in reporting continuing operations or in discontinued operations. SFAS 144, which replaces SFAS 121 "Accounting for Impairment of Long-Lived Assets and for Assets to be Disposed of," is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on our consolidated financial position or results of operations.

Results of Operations

     Revenues

         Revenues from collaborative agreements for the three months ended March 31, 2002 increased to $0.8 million from $0.3 million for the corresponding period in 2001. The increase is attributable to our agreement with Wyeth Pharmaceuticals, which we entered into in December 2001. We received an up-front payment of $1.0 million that is being recognized as revenue over the estimated four-year performance period. In addition to the up-front payment, we recognized $0.4 million in research funding during the quarter ended March 31, 2002 from Wyeth. Our revenues in the first quarter of 2001 were related to our agreement with Bristol-Myers.

     Operating Expenses

         Research and development expenses for the three months ended March 31, 2002 increased to $3.7 million from $3.2 million for the corresponding period in 2001. The increase during the 2002 period was primarily attributable to increases in the number of employees engaged in research and development and expenses related to GlycoAdvance.

         Marketing, general and administrative expenses for the three months ended March 31, 2002 increased to $2.6 million from $1.7 million for the corresponding period in 2001. The increase during the 2002 period was primarily due to additional business development personnel and expenses related to GlycoAdvance products and services. The Company also incurred greater legal and patent related expenses.

         During the three months ended March 31, 2002, we incurred severance charges of $2.4 million, of which $1.6 million is a non-cash charge related to stock option modifications for agreements entered into with two of the Company's executive officers. There were no such charges for the three months ended March 31, 2001.

     Interest Income and Expense

         Interest income for the three months ended March 31, 2002 decreased to $429,000 from $1,321,000 for the corresponding period in 2001. The decrease was due to lower average cash and marketable securities balances during the 2002 period.

         Interest expense for the three months ended March 31, 2002 decreased to $40,000 from $99,000 for the corresponding period in 2001. The decrease was due to lower interest rates during the 2002 period.

     Net Loss

         Our net loss for the three months ended March 31, 2002 increased to $7.6 million, or $0.54 per share, from $3.3 million, or $0.24 per share, for the corresponding period in 2001.



Item 3.       Quantitative and Qualitative Disclosure About Market Risk

              Our holdings of financial instruments are comprised primarily of government agency securities. All such instruments are classified as securities held to maturity. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities, while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest in the shorter-end of the maturity spectrum. At March 31, 2002, our entire investment portfolio was held in money market securities, with no amounts invested in government securities or other notes. The approximate principal amount and weighted-average interest rate per year of our investment portfolio as of March 31, 2002 was $65.5 million and 1.95%, respectively.

         We have exposure to changing interest rates on our taxable and tax-exempt bonds, and we are currently not engaged in hedging activities. Interest on approximately $6.2 million of outstanding indebtedness is at an interest rate that varies weekly, depending on the market rates for AA-rated taxable and tax-exempt obligations. During the quarter ended March 31, 2002, the weighted-average, effective interest rate was approximately 3.4% per year.




PART II OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.


              (a) List of Exhibits: None

              (b) Report on Form 8-K:

                  On February 1, 2002, we filed a Current Report on Form 8-K announcing a research, development and license agreement with Wyeth-Ayerst Laboratories.

                  On April 4, 2002, we filed a Current Report on Form 8-K
              announcing the appointment of C. Boyd Clarke as president, chief executive officer, and director. The Current Report on Form 8-K was subsequently amended on April 29, 2002.

SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           NEOSE TECHNOLOGIES, INC.



Date:    April 29, 2002                      By: /s/  A. Brian Davis
                                                 -------------------------
                                                 A. Brian Davis
                                                 Principal Financial and
                                                 Accounting Officer