Form 10-K/A
period 2001-12-31
NEOSE TECHNOLOGIES INC
filed 2002-04-30
CIK 877902

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-K / A

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2001 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to ________

                         Commission File Number 0-27718

                            NEOSE TECHNOLOGIES, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                         13-3549286
   --------------------------------------------       ------------------------------------
  (State or other jurisdiction of incorporation or    (I.R.S. Employer Identification No.)
                 organization)

                 102 Witmer Road
              Horsham, Pennsylvania                             19044
    ----------------------------------------                  ---------
    (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (215) 315-9000
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

         None                                        None
  --------------------              ------------------------------------------
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

                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.[_]

     As of March 25, 2002, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $290,084,000 based on the last sale price of the Common Stock as reported by the The Nasdaq Stock Market. This calculation excludes 4,472,706 shares held by directors, executive officers, and a holder of more than 10% of the registrant's Common Stock.

     As of March 25, 2002, there were 14,145,407 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.
================================================================================

================================================================================
                                TABLE OF CONTENTS



                                                  PART I

ITEM 1.         BUSINESS .........................................................................      1

ITEM 2.         PROPERTIES .......................................................................     19

ITEM 3.         LEGAL PROCEEDINGS ................................................................     20

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............................     20


                                                 PART II


ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS ..........................................................................     21

ITEM 6.         SELECTED FINANCIAL DATA ..........................................................     22

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS ............................................................     23

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ......................................     28

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE .............................................................     28


                                                 PART III


ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...............................     29

ITEM 11.        EXECUTIVE COMPENSATION ...........................................................     31

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...................     35

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................................     37


                                                 PART IV


ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K .................     38


NEOSE, GlycoAdvance, GlycoTherapeutics, and GlycoActives are trademarks of Neose Technologies, Inc. This Form 10-K also includes trademarks and trade names of other companies.

================================================================================

                                EXPLANATORY NOTE

     The sole purpose of this Form 10-K/A is to add the information required by
(i) Part III of Form 10-K to the Registrant's Form 10-K, which was originally filed with the Securities and Exchange Commission on March 29, 2002, pursuant to General Instruction G(3) of Form 10-K and (ii) Item 9 of Form 10-K.

                                     PART I

ITEM 1. BUSINESS.

                           Forward-Looking Statements

     Some of the statements in this Annual Report on Form 10-K and the Exhibits contain forward-looking statements within Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-K and the Exhibits, the words "anticipate," "believe," "estimate," "may," "expect," "intend," and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements include, among others, the statements in Management's Discussion and Analysis of Financial Condition and Results of Operations about our:

          .    expectations for increases in operating expenses;
          .    expectations for increases in research and development, and marketing, general and administrative expenses in order to develop products, manufacture commercial quantities of products and commercialize our technology;
          .    expectations for the development, manufacturing, and approval of new products, including our own proprietary products;
          .    expectations for incurring additional capital expenditures to expand our manufacturing capabilities;
          .    expectations for generating revenue or becoming profitable on a sustained basis;
          .    ability to enter into additional collaboration agreements and the ability of our existing collaboration partners to commercialize products incorporating our technologies;
          .    estimate of the sufficiency of our existing cash and cash
               equivalents and investments to finance our operating and capital requirements;
          .    expected losses; and
          .    expectations for future capital requirements.

     Our actual results could differ materially from those results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect our actual results include the following:

          .    our ability to commercialize any products or technologies;
          .    our ability to maintain our existing collaborative arrangements and enter into new collaborative arrangements;
          .    our ability to develop commercial-scale manufacturing facilities;
          .    our ability to protect our proprietary products, know-how, and manufacturing processes;
          .    unanticipated cash requirements to support current operations or research and development;
          .    the timing and extent of funding requirements for the activities of our joint venture with McNeil Nutritionals;
          .    our ability to attract and retain key personnel; and
          .    general economic conditions.

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

     To date, we have funded our operations primarily through revenues from corporate collaborations, public and private placements of equity securities, capital equipment and leasehold financing, gains from the sale of investments, and interest earned on investments. We believe that our existing cash and short-term investments, expected revenue from collaborations and license arrangements, anticipated financing of capital expenditures, and interest income should be sufficient to meet our operating and capital requirements through at least 2003. However, our present and future capital requirements depend on many factors, including:

          . the level of research and development investment required to maintain and improve our technology position;
          . our ability to enter into new agreements with collaborators or to extend the terms of our existing collaborations, and the terms of any agreement of this type;

          .    our success rate or that of our collaborators in discovery efforts associated with milestones and royalties;
          .    the timing, willingness, and ability of our collaborators to commercialize products incorporating our technologies, which commercialization would result in milestone payments and in royalties;
          .    costs of recruiting and retaining qualified personnel;
          .    costs of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights;
          .    our need or decision to acquire or license complementary
               technologies or new drug targets; and
          .    changes in product candidate development plans needed to address any difficulties in clinical studies or in commercialization.

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

     Our technologies involve new and unproven approaches. We are developing manufacturing processes based on our enzymatic glycosylation technology platform. We intend to use these processes to manufacture enzymes and sugar nucleotides for use by our potential GlycoAdvance(TM) customers, as well as for our own use in manufacturing complex carbohydrates for our GlycoAdvance, GlycoTherapeutics(TM), and GlycoActives(TM) programs. Any evaluation of our business and prospects must be made in light of the risks and unexpected expenses and difficulties frequently encountered by companies in an early stage of development in a new market. For us, these risks include:

          .    we have limited experience in manufacturing enzymes, sugar nucleotides, and complex carbohydrates on a commercial scale;
          .    we may incur unexpected costs, and the costs associated with manufacturing commercial quantities of these compounds may make commercialization unprofitable;
          .    we may fail to overcome the difficulties posed in manufacturing these compounds, or complete successfully all the other
               activities required to commercialize any enzyme, sugar
               nucleotide, or complex carbohydrate;
          .    we may encounter difficulties in locating sufficient sources and supplies necessary for our business; and
          .    we may face obstacles and difficulties unknown to us today.

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

     In the near term, we intend to rely substantially on collaborative partners to commercialize our broad technology platform. This strategy entails many risks, including:

          . we may be unsuccessful in entering into collaborative agreements for the development and commercialization of products incorporating our technologies;
          . we may not be successful in adapting our technologies to the needs of our collaborative partners;
          . our collaborators may not be successful in or remain committed to developing or commercializing products incorporating our technologies;
          . our collaborators may decide to attempt to develop proprietary alternatives to our technologies;
          . we cannot be sure that our collaborators will share our perspective on the relative value of our technologies;
          . we cannot be sure that our collaborators will commit sufficient resources to incorporating our technologies into their products;
          . the use of our technologies may not advance as rapidly as it might if we retained complete control of all research, development, regulatory, and commercialization decisions;
          . none of these collaborators is contractually obligated to introduce or promote products incorporating our technologies, nor are any of them contractually required to achieve any specific production schedule;
          . our collaborative agreements are generally terminable by our partners on short notice;
          . continued consolidation in our target markets may also limit our ability to enter into collaboration agreements, or may result in terminations of existing collaborations.

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

         Our success will depend in part on our ability to obtain commercially valuable patent claims and to protect our intellectual property. Our patent position is generally uncertain and involves complex legal and factual questions. Legal standards relating to the validity and scope of claims in our technology field are still evolving. Therefore, the degree of future protection for our proprietary rights is uncertain. The risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:

            . the pending patent applications we have filed or to which we have exclusive rights may not result in issued patents or may take longer than we expect to result in issued patents;
            . the claims of any patents that are issued may not provide meaningful protection;
            . we may not be able to develop additional proprietary technologies that are patentable;
            . the patents licensed or issued to us or our customers may not provide a competitive advantage;
            . other companies may challenge patents licensed or issued to us or our customers;
            . other companies may independently develop similar or alternative technologies, or duplicate our technologies; and
            . other companies may design around technologies we have licensed or developed.

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

         Our potential competitors include both public and private pharmaceutical, chemical, biotechnology, food, and consumer product companies. Compared to us, many of these companies have more:

            .  financial, scientific, and technical resources;
            .  manufacturing and marketing capabilities;
            . experience conducting preclinical studies and clinical trials of new products; and
            .  experience in obtaining regulatory approvals for products.

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

     Regulation of Pharmaceutical Products

         Pharmaceutical product candidates manufactured using our technology must undergo an extensive regulatory approval process before commercialization. This process is regulated by the FDA and by comparable agencies in other countries. Product candidates incorporating our technology are regulated in the United States in accordance with the federal Food, Drug and Cosmetic Act, the Public Health Service Act, and other laws. If a product candidate is regulated as a biologic, the FDA Center for Biologics Evaluation and Research, or CBER, will require the submission and approval of a Biologic License Application, or BLA, before commercial marketing. The BLA process generally requires:

            . expensive and time-consuming preclinical studies and clinical trials to establish the safety, potency, purity, and effectiveness of each compound to be submitted with the FDA;
            . compliance with FDA good laboratory, clinical, and manufacturing practices during testing and manufacturing; and
            . continued FDA oversight of product and promotion after marketing approval is obtained.

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

         Each manufacturer of drugs or biologics must be registered with the FDA and pass an inspection by the FDA prior to approval to manufacture products for commercial distribution. Failure to pass the inspection results in not receiving approval to market products. A collaborator's use of our technologies in the manufacture of a product candidate will require submission of Drug Master Files with CBER. If we or our collaborators fail to comply with all applicable regulatory requirements, the following delays or regulatory action could result:

            .  warning letters;
            .  fines;
            .  product recalls or seizures;

            .  operating restrictions;
            . refusal of the FDA to complete review of pending market approval applications or supplements to approval applications;
            .  withdrawal of previously approved product approvals;
            .  civil penalties; and
            .  criminal prosecution.

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

     Regulation of Infant Formula Additives

         We are collaborating with Wyeth Nutrition to develop a bioactive carbohydrate as a potential nutritional additive to infant formula. The manufacture, composition, and labeling of infant formulas are subject to the provisions of the United States Infant Formula Act. Prior to commercializing any potential infant formula additive, an infant formula manufacturer must demonstrate that its potential additive:

            . is GRAS by previous regulation of the FDA, or is self-affirmed as GRAS by the infant formula manufacturer; or
            .  is the subject of an approved food additive petition.

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

  Other Therapeutic Research Programs

     We have early-stage research programs in the following areas:

     . Glycolipids. Through our collaborations with Bristol-Myers and Neuronyx, we have developed expertise in the synthesis of glycolipids. We are continuing to develop this technology, and are exploring applications in inflammatory diseases and cancer.
     . Heparins. We are exploring the use of our technology to synthesize heparin-like molecules. Heparins may have application in a variety of disesases.
     . Immune system regulation. In conjunction with scientists at Harvard University, we are investigating whether certain carbohydrates may be useful as regulators of immune response. We are exploring whether these carbohydrates may be used for the treatment of various autoimmune conditions, including inflammatory bowel disease, allergic asthma, and psoriasis.

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

  Wyeth Nutrition- Infant Formula Additive

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

Government Regulation

         Products manufactured using our technologies, and our manufacturing and research activities, will typically be subject to significant, but varying, degrees of regulation by a number of government authorities in the United States and other countries. The development, manufacture, marketing, and sale of products manufactured using our technology will be subject to one of the following regulatory review processes before commercialization:

            . pharmaceutical - new drug application or biologic license application;
            . infant formula additive - new infant formula submission; or . foods and food ingredients - either self-affirmed to be, or notified as, GRAS (generally recognized as safe) or food additive petition process.

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

         Following drug discovery, the steps required before a new pharmaceutical product candidate may be marketed in the United States include:

            .  preclinical laboratory and animal tests;
            . the submission to the FDA of an Investigational New Drug application;
            . adequate and well-controlled clinical trials, typically conducted in three phases, to establish the safety and effectiveness of the product candidate;
            . the submission of a New Drug Application or Biologic License Application to the FDA; and
            . FDA approval of the New Drug Application or Biologic License Application prior to any promotion, commercial sale, or shipment of the product.

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

     Regulation of Infant Formula Additives

         We are collaborating with Wyeth Nutrition to develop a bioactive carbohydrate as a potential nutritional additive to infant formula. The manufacture, composition, and labeling of infant formulas are subject to the provisions of the United States Infant Formula Act. Prior to commercializing any potential infant formula additive, an infant formula manufacturer must demonstrate that its potential additive:

         . is GRAS either by previous regulation of the FDA, or is self-affirmed as GRAS by the infant formula manufacturer; or
         .  is the subject of an approved food additive petition.

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

Executive Officers

         The name, age, and position of each of our executive officers as of March 29, 2002 are as follows:

         C. Boyd Clarke, 52, has served on our Board, and as President and Chief Executive Officer, since March 2002. From December 1999 through March 2002, Mr. Clarke was President and Chief Executive Officer of Aviron, a biotechnology company, and was also Chairman from January 2001 through March 2002. From 1998 through 1999, Mr. Clarke was Chief Executive Officer and President of U.S. Bioscience, Inc., also a biotechnology company. Mr. Clarke served as President and Chief Operating Officer of U.S. Bioscience, Inc. from 1996 to 1998. From 1977 to 1996, Mr. Clarke held a number of positions at Merck & Co., Inc., including being the first President of Pasteur-Merieux MSD, and most recently as Vice President of Merck Vaccines. Mr. Clarke has a B.S. in Biochemistry, and an M.A. in History from the University of Calgary.

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

                                                            Common Stock Price
                                                            ------------------
                                                             High         Low
                                                             ----         ---

Year Ended December 31, 2000
First Quarter ...........................................   $60.13      $13.00
Second Quarter ..........................................    45.94       18.63
Third Quarter ...........................................    51.82       33.00
Fourth Quarter ..........................................    52.00       25.75
Year Ended December 31, 2001
First Quarter ...........................................    44.38       22.38
Second Quarter ..........................................    46.97       23.25
Third Quarter ...........................................    47.42       30.15
Fourth Quarter ..........................................    41.81       27.31
Year Ended December 31, 2002
First Quarter (through March 25, 2002) ..................    38.35       27.31


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

                                                                                                      Period from
                                                                                                       inception
                                                                                                  (January 17, 1989)
                                                        Year ended December 31,                     to December 31,
                                     -------------------------------------------------------------
                                         1997         1998        1999        2000        2001           2001
                                     --------------------------------------------------------------------------------
                                                 (in thousands, except per share data)
Statements of Operations Data:
Revenue from
   collaborative agreements          $     725    $     390   $     422   $   4,600   $   1,266    $   12,633
                                     ---------------------------------------------------------------------------------

Operating expenses:
   Research and development              8,013        9,912      10,649      12,094      14,857        78,504
   Marketing, general and
   administrative                        3,884        3,635       4,520       5,648       9,374        36,255
                                     ---------------------------------------------------------------------------------
   Total operating expenses             11,897       13,547      15,169      17,742      24,231       114,759
                                     ---------------------------------------------------------------------------------

Gain on sale of marketable
  security                                   -            -           -           -       6,120         6,120
Interest income, net                     2,108        1,250       1,429       4,642       3,516        14,365
                                     ---------------------------------------------------------------------------------

Net loss                             $  (9,064)   $ (11,907)  $ (13,318)  $  (8,500)  $ (13,329)    $ (81,641)
                                     =================================================================================

Basic and diluted net loss per
share                                $   (0.96)   $   (1.25)  $   (1.25)  $   (0.63)  $   (0.95)
                                     =============================================================

Basic and diluted weighted-average
shares outstanding                       9,405        9,556      10,678      13,428      14,032
                                     =============================================================

                                                          As of December 31,
                                     -------------------------------------------------------------
                                         1997         1998        1999        2000        2001
                                     -------------------------------------------------------------
                                                             (in thousands)
Balance Sheet Data:
Cash and marketable securities       $  43,303    $  32,023   $  33,235   $  94,762   $  76,245
Total assets                            58,886       46,265      52,239     114,768     105,786
Long-term debt                           8,917        8,300       7,300       6,200       5,100
Deficit accumulated during
   the development stage               (34,587)     (46,494)    (59,812)    (68,312)    (81,641)
Total stockholders' equity              46,954       36,013      40,785     104,868      93,946

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

         The following table summarizes our obligations to make future payments under current contracts:

                                                                     Payments due by period
                                         --------------------------------------------------------------------------------
                                                         Less than 1
                                           Total             Year         1 - 3 Years      4 - 5 Years    After 5 Years
                                         --------------------------------------------------------------------------------
  Long-term debt .....................   $  6,200,000     $  1,100,000      $ 2,500,000     $   300,000     $  2,300,000
  Operating leases ...................     11,371,000          517,000        2,299,000         965,000        7,590,000
  Construction contract ..............      8,800,000        8,800,000               --              --               --
                                         --------------------------------------------------------------------------------
  Total contractual obligations ......   $ 26,371,000     $ 10,417,000      $ 4,799,000     $ 1,265,000     $  9,890,000
                                         ================================================================================

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 29, 2002, the Board of Directors, upon recommendation of the audit committee, decided to no longer engage Arthur Andersen LLP as our independent public accountants and engaged KPMG LLP to serve as our independent public accountants for the fiscal year 2002.

     Arthur Andersen's reports on our consolidated financial statements for each of the years ended 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the years ended December 31, 2001 and 2000 and through the date of the Board's decision, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(l)(v) of Regulation S-K.

     During the years ended December 31, 2001 and 2000 and through the date of the Board's decision, we did not consult KPMG LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       You should read Part I, Item 1 "Business - Executives Officers" for a description of persons who served as our executive officers as of March 29, 2002. Biographic information of Mr. Clarke, who serves as a director as well as our President and Chief Executive Officer may be found in Part I,
Item 1.

       The following table shows the name, age and position of each of our executive officers and directors as of March 29, 2002:

------------------------------------------------------------------------------------------------------------------------
Name                                      Age          Position
------------------------------------------------------------------------------------------------------------------------
Executive Officers

------------------------------------------------------------------------------------------------------------------------
C. Boyd Clarke                            52           President, Chief Executive Officer and Director
------------------------------------------------------------------------------------------------------------------------
A. Brian Davis                            35           Acting Chief Financial Officer and Senior Director, Finance
------------------------------------------------------------------------------------------------------------------------
Edward J. McGuire, Ph.D.                  64           Vice President, Research and Development
------------------------------------------------------------------------------------------------------------------------
Debra J. Poul, Esq.                       49           General Counsel and Corporate Secretary
------------------------------------------------------------------------------------------------------------------------
David A. Zopf, M.D.                       59           Executive Vice President
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Directors

------------------------------------------------------------------------------------------------------------------------
Stephen A. Roth                           59           Chairman
------------------------------------------------------------------------------------------------------------------------
William F. Hamilton                       64           Director
------------------------------------------------------------------------------------------------------------------------
Douglas J. MacMaster, Jr.                 71           Director
------------------------------------------------------------------------------------------------------------------------
P. Sherrill Neff                          50           Director
------------------------------------------------------------------------------------------------------------------------
Mark H. Rachesky                          43           Director
------------------------------------------------------------------------------------------------------------------------
Lindsay A. Rosenwald                      47           Director
------------------------------------------------------------------------------------------------------------------------
Lowell E. Sears                           51           Director
------------------------------------------------------------------------------------------------------------------------
Jerry A. Weisbach                         68           Director
------------------------------------------------------------------------------------------------------------------------

       Stephen A. Roth, 59, has served on our Board since 1989, and as Chairman since 1994. Dr. Roth co-founded Neose, served as Chief Executive Officer from August 1994 until March 2002, and now serves as a consultant. From 1992 until August 1994, he served as Senior Vice President, Research and Development and Chief Scientific Officer. Dr. Roth was on the faculty of the University of Pennsylvania from 1980 to 1994, and was Chairman of Biology from 1982 to 1987. Dr. Roth received his A.B. in biology from The Johns Hopkins University, and his Ph.D. in developmental biology from the Case Western Reserve University. He completed his post-doctorate training in carbohydrate chemistry at The Johns Hopkins University.

       William F. Hamilton, 64, has served on our Board since 1991. Dr. Hamilton has served on the University of Pennsylvania faculty since 1967, and is the Landau Professor of Management and Technology, and Director of the Jerome Fisher Program in Management and Technology at The Wharton School and the School of Engineering and Applied Science. He serves as a director of the following publicly-held companies: Digital Lightwave, Inc., a manufacturer of telecommunications test equipment and Hunt Manufacturing Co., a manufacturer of art and office supplies. Dr. Hamilton received his B.S. and M.S. in chemical engineering and his M.B.A. from the University of Pennsylvania, and his Ph.D. in applied economics from the London School of Economics.

       Douglas J. MacMaster, Jr., 71, has served on our Board since 1993. Mr. MacMaster served as Senior Vice President of Merck & Co., Inc. from 1988 to 1992, where he was responsible for worldwide chemical and pharmaceutical manufacturing, the Agvet Division, and the Specialty Chemicals Group. From 1985 to 1988, Mr. MacMaster was President of the Merck Sharp Dohme Division of Merck. Mr. MacMaster serves as a director of the following publicly-held companies:
Stratton Mutual Funds, and Martek Biosciences Corp., a biological products manufacturing company. He received his B.A. from St. Francis Xavier University, and his J.D. from Boston College Law School.

     P. Sherrill Neff, 50, has served on our Board since 1994. He served as President and Chief Financial Officer from December 1994 through January 31, 2002, and as Chief Operating Officer from April 2000 through January 31, 2002. Mr. Neff is now the Managing Partner of Quaker BioVentures, L.P., a venture capital firm. From 1993 to December 1994, Mr. Neff was Senior Vice President, Corporate Development, at U.S. Healthcare, Inc., a managed healthcare company. From 1984 to 1993, he worked at Alex. Brown & Sons Incorporated, an investment banking firm, where he held a variety of positions, most recently as Managing Director and Co?Head of the Financial Services Group. Mr. Neff is a director of Resource America, Inc., a publicly-held energy and real estate finance company. Mr. Neff is also on the board of directors of the Pennsylvania Biotechnology Association, the University City Science Center, and the Biotechnology Institute. Mr. Neff received his B.A. in religion from Wesleyan University, and his J.D. from the University of Michigan Law School.

     Mark H. Rachesky, 43, has served on our Board since 1999. Dr. Rachesky is the founder and President of MHR Fund Management LLC and affiliates, investment managers of various private investment funds that invest in inefficient market sectors, including special situation equities and distressed investments. From 1990 through June 1996, Dr. Rachesky was employed by Carl C. Icahn, initially as a senior investment officer and for the last three years as sole Managing Director of Icahn Holding Corporation, and acting chief investment advisor. Dr. Rachesky is currently on the board of directors of Samsonite Corporation and Keryx Biopharmaceuticals, Inc. Dr. Rachesky is a graduate of Stanford University School of Medicine, and Stanford University School of Business. Dr. Rachesky graduated from the University of Pennsylvania with a major in Molecular Aspects of Cancer.

     Lindsay A. Rosenwald, 47, has served on our Board since 1989, and served as our Chairman until August 1994. He is an investment banker, a venture capitalist, and a fund manager. Dr. Rosenwald has served as Chairman of Paramount Capital, Inc., an NASD member broker dealer, since 1992; Chairman of Paramount Capital Investments, LLC, a venture capital firm, since 1996; and Chairman of Paramount Capital Asset Management, Inc., which manages the investment of several funds specializing in the biotechnology sector, since 1994. He is a director of Interneuron Pharmaceuticals, Inc. and Keryx Biopharmaceuticals, Inc., each of which is a publicly-held biotechnology company. Dr. Rosenwald received his B.S. in finance from Pennsylvania State University, and his M.D. from Temple University School of Medicine.

     Lowell E. Sears, 51, has served on our Board since 1994. He has been a private investor involved in portfolio management and life sciences venture capital since April 1994. From 1988 until April 1994, Mr. Sears was Chief Financial Officer of Amgen Inc., a pharmaceutical company, and from 1992 until 1994, he also served as Senior Vice President responsible for the Asia-Pacific region. Mr. Sears is a director of Techne Corp. and Dendreon Corporation, each of which is a publicly-held biotechnology company. Mr. Sears received his B.A. in economics from Claremont McKenna College, and his M.B.A. from Stanford University.

     Jerry A. Weisbach, 68, has served on our Board since 1993. From 1988 to 1994, he served as Director of Technology Transfer and Adjunct Professor at The Rockefeller University. Dr. Weisbach served as Vice President of Warner-Lambert Company from 1981 to 1987 and President, Pharmaceutical Research Division from 1979 to 1987, where he was responsible for all pharmaceutical research and development activities. Dr. Weisbach serves as a director of Inkine Pharmaceutical Company, a publicly held biotechnology company. Dr. Weisbach received his B.S. in chemistry from Brooklyn College, and his M.A. and his Ph.D. in chemistry from Harvard University.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of reports of stock ownership (and changes in stock ownership) and written representation received by us, we believe that our directors and executive officers met all of their filing requirements under
Section 16(a) of the Securities and Exchange Act of 1934 during the year ended December 31, 2001, except that William F. Hamilton, a member of our Board of Directors,failed to report in a timely fashion his exercise on August 20, 2001 of an option to purchase 16,666 shares of common stock.

ITEM 11. EXECUTIVE COMPENSATION

                           Summary Compensation Table

     The following table provides information about all compensation earned in 2001, 2000, and 1999 by the individual who served as our Chairman and Chief Executive Officer during 2001, and the four other most highly compensated executive officers during 2001.

                                                                             Long-term
                                                                           Compensation
                                                   Annual Compensation        Shares
                                                ------------------------    Underlying      All Other
Name and Principal Position              Year    Salary           Bonus     Options (#)   Compensation
----------------------------------       ----   --------        --------    -----------   -------------
Stephen A. Roth                          2001   $294,866        $147,433      50,000      $ 5,682(1)(2)
   Chairman and Chief Executive          2000    274,294         109,718      50,000        5,472(1)(2)
     Officer                             1999    263,744          65,936      30,000        5,432(1)(2)

P. Sherrill Neff                         2001    288,354         144,177      45,000        5,682(1)(3)
   President, Chief Operating            2000    268,237         107,295      50,000        5,472(1)(3)
     Officer, and Chief Financial        1999    257,920          64,480      30,000        5,432(1)(3)
     Officer

David A. Zopf                            2001    200,136          45,021      25,000        5,646(1)(4)
   Executive Vice President              2000    180,303          54,091      25,000        4,962(1)(4)
                                         1999    173,368          34,674      12,500        4,966(1)(4)

Edward J. McGuire                        2001    173,056          38,938       5,000        4,968(1)(5)
   Vice President, Research and          2000    166,400          33,280      15,000        4,629(1)(5)
     Development                         1999    160,000          32,000      12,500        4,632(1)(5)

George J. Vergis (6)                     2001     93,154          47,250     180,000          180(7)
    Vice President, Business and
        Commercial Development

(1) Includes $432 in each of 2001, 2000, and 1999 in premiums paid by us for group term life insurance.
(2) Includes $5,250, $5,040, and $5,000 of matching contributions in 2001, 2000, and 1999, respectively, to Dr. Roth's account in our 401(k) plan.
(3) Includes $5,250, $5,040, and $5,000 of matching contributions in 2001, 2000, and 1999, respectively, to Mr. Neff's account in our 401(k) plan.
(4) Includes $5,214, $4,530, and $4,534 of matching contributions in 2001, 2000 and 1999, respectively, to Dr. Zopf's account in our 401(k) Plan.
(5) Includes $4,536, $4,197, and $4,200 of matching contributions in 2001, 2000, and 1999, respectively, to Dr. McGuire's account in our 401(k) Plan.
(6)  Dr. Vergis joined Neose in July 2001.
(7) Represents $180 in 2001 in premiums paid by us for group term life insurance.

Employment Agreements
---------------------

     In March 2002, we entered into an employment agreement with C. Boyd Clarke, our President and Chief Executive Officer. Under this agreement, which includes non-competition and confidentiality covenants:

          . Mr. Clarke is to receive a minimum base salary of $450,000 per year, and a performance incentive bonus of up to 75% of base salary based upon the achievement of goals established by the Board of Directors and Mr. Clarke;
          . The Board of Directors granted Mr. Clarke options to purchase 500,000 shares of common stock at an exercise price of $32.05 per share, the fair market value on the date of grant, as follows:

               . An incentive stock option to purchase 12,480 shares, which option vests totally in four years from the date of grant, with 3,120 shares vesting on March 29, 2003, 260 shares vesting on the last day of each of the 24 months in 2004 and 2005, and an additional 1,040 shares vesting on the last day of each of the first three months of 2006; and
               . A non-qualified stock option to purchase 487,520 shares, which option vests totally in four years from the date of grant, with 121,880 shares vesting on March 29, 2003, and shares vesting on a monthly basis thereafter such that an aggregate of 93,750, 121,880, 121,880 and 28,130 options vest in each of the remainder of 2003, 2004, 2005, and the first three months of 2006, respectively.

          . Mr. Clarke will be reimbursed for job-related expenses and he will be reimbursed for reasonable costs related to the relocation of his residence to Pennsylvania, including travel expenses, temporary housing costs, realtor fees not to exceed $180,000, moving costs, closing costs in connection with the purchase of a new home, and $25,000 to defray additional miscellaneous expenses. Each of these payments is subject to partial repayment by Mr. Clarke in the event he resigns from Neose other than for good reason, as defined in the agreement.
          . In the event Mr. Clarke is involuntarily terminated without cause or resigns for good reason (each as defined in the agreement), provided that Mr. Clarke and Neose enter into a mutual release of claims, Mr. Clarke would receive on the date of such termination a cash payment equal to one year of base salary, target annual bonus for the year in which the termination occurs, and any unpaid bonus amounts from prior years. Additionally, all outstanding options that would have vested in the 12 months following termination would immediately vest and remain exercisable for 12 months following termination.
          . In the event Mr. Clarke is involuntarily terminated without cause or resigns for good reason (each as defined in the agreement) within 18 months following certain changes of control of Neose or a sale of all or substantially all of our assets in a complete liquidation or dissolution, provided that Mr. Clarke and Neose enter into a mutual release of claims, Mr. Clarke would receive on the date of such termination a cash payment equal to two years of base salary, two times the target annual bonus for the year in which termination occurs, and any unpaid bonus amounts from prior years. Additionally, all outstanding options would immediately vest and remain exercisable for 12 months following termination.
          . In the event payments to Mr. Clarke under the employment agreement would result in the imposition of a parachute excise tax under Internal Revenue Code Section 4999, Mr. Clark would be entitled to receive an additional "gross-up" payment to insulate him from the effect of that tax.

     In April 1992, we entered into a one-year employment agreement, extendable in one-year increments, with David A. Zopf, M.D., our Executive Vice President. The agreement has been extended through March 31, 2003. The agreement currently provides for an annual base salary of $240,163 and a bonus of up to 25% of base salary at the discretion of the Chief Executive Officer. In connection with the original agreement, the Board of Directors granted Dr. Zopf options, which are now fully vested, to purchase 26,666 shares of common stock at the fair market value on the date of grant. The agreement contains certain restrictive covenants, including provisions relating to non-competition, non-solicitation, and the non-disclosure of proprietary information during his employment with Neose and for specified periods thereafter.

     In December 1994, we entered into an employment agreement for an initial period of three years (with automatic one-year extensions) with P. Sherrill Neff, who served as our President, Chief Operating Officer, and Chief Financial Officer through January 31, 2002. Under this agreement, which included our standard non-competition and confidentiality agreement:

          . Mr. Neff received a minimum base salary of $225,000 per year, and a performance incentive bonus of up to 50% of base salary at the discretion of the Compensation Committee;
          . The Board of Directors granted Mr. Neff options, which are fully vested, to purchase 100,000 shares of common stock at an exercise price of $5.70 per share; and

     . We would have been required to continue to pay Mr. Neff for the shorter of 12 months after termination or the amount of time remaining in his employment term if Mr. Neff were:

          . Involuntarily terminated without cause (as defined in the agreement); or
          . Terminated voluntarily or involuntarily following certain changes of control of Neose or a sale of all or substantially all of our assets in a complete liquidation or dissolution.

     Mr. Neff resigned from Neose, effective January 31, 2002, and he did not receive any severance upon termination of his employment.

Retention Agreements
--------------------

     In January 2002, we entered into retention agreements with our executive officers and certain members of senior management, other than Mr. Clarke. In the event any of these executives is involuntarily terminated without cause or resigns for good reason (each as defined in the agreement), and provided that the executive agrees to release us from any obligations we may have incurred in connection with the executive's employment with us, the executive would receive on the date of termination a cash payment equal to one year of base salary and any accrued and unpaid salary or bonuses from periods prior to the termination. In the event the executive is involuntarily terminated without cause or resigns for good reason (each as defined in the agreement) within 18 months following certain changes of control of Neose or a sale of all or substantially all of our assets in a complete liquidation or dissolution, in additional to the above payments, the executive would continue to be deemed an employee through the first anniversary of the termination for purposes of any vesting, forfeiture, survival, exercise or similar term applicable to any stock option, restricted stock or other equity-based incentive held by the executive immediately prior to the termination. The payments to each executive are limited to the minimum extent necessary to ensure that no portion of these payments fail to be tax deductible to Neose under Section 280G of the Internal Revenue Code.

Retirement and Separation Agreements
------------------------------------

     In March 2002, we entered into a Separation and Consulting Agreement with Stephen A. Roth, Ph.D., who was our Chief Executive Officer. Under this agreement, Dr. Roth will continue to serve as Chairman of the Board of Directors for a period of one year and will provide consulting services to the Chief Executive Officer and the board of directors for a period of three years. We will provide health insurance benefits to Dr. Roth, and pay him $39,623 per month for twelve months. On or before the first anniversary of the agreement, Dr. Roth may agree to extend his non-competition and non-solicitation commitments for two additional years by entering into a non-competition agreement. If he does so, we will continue his health insurance benefits for six additional months, pay him $39,622 per month for 24 additional months, and for purposes of stock option vesting and exercisability, treat Dr. Roth as remaining in service to Neose until the third anniversary of his resignation as Chief Executive Officer (or until the end of his service as a director, if later). Dr. Roth also released us from any obligations we may have incurred in connection with his employment with us.

         In January 2002, we entered into a Retirement Agreement with Edward J. McGuire, Ph.D., Vice President, Research and Development. Under this agreement, Dr. McGuire will remain an employee of Neose until June 30, 2002. Following Dr. McGuire's retirement, Dr. McGuire will receive annual retirement benefits through 2006, including $87,500 from the retirement date until December 31, 2002, $125,000 in 2003, and $100,000 in each of 2004, 2005, and 2006. We will continue to provide Dr. McGuire health insurance benefits through December 31, 2003. We will also provide an office to Dr. McGuire through 2006, during which time Dr. McGuire shall be available to provide consulting services to us for up to 10 days per month without further compensation. Dr. McGuire also released us from any obligations we may have incurred in connection with his employment with us.

Director Compensation
---------------------

Directors who are also Neose employees receive no additional compensation for serving as a director. Non-employee directors receive:

* A $14,000 annual retainer, which may be applied, in whole or in part, toward the acquisition of an option to purchase shares of our common stock;
* Reimbursement for reasonable travel expenses incurred for their attendance at meetings of the Board of Directors;
* $2,500 for board meetings attended in person;
* $2,000 ($2,500 for the Chairperson) for committee meetings attended in person;
* $1,000 for telephonic meetings lasting longer than thirty minutes;
* Upon initial election or appointment to the Board of Directors, an option to purchase 30,000 shares of common stock and upon re-election to the Board of Directors, an option to purchase 10,000 shares of common stock. Each automatic option grant has an exercise price equal to the fair market value on the date of grant. Each automatic grant is immediately exercisable, and has a term of ten years, subject to earlier termination, following the director's cessation of service on the Board of Directors. Any shares purchased upon exercise of the option are subject to repurchase should the director's service as a non-employee director cease prior to vesting of the shares. The initial automatic option grant of 30,000 shares vests in successive equal, annual installments over the director's initial four-year period of Board service. Each annual automatic option grant vests upon the director's completion of one year of service on the Board of Directors, as measured from the grant date. Each outstanding option vests immediately, however, upon certain changes in the ownership or control of Neose.

                               Option Grant Table

     The following table provides information about grants of stock options made during 2001 to each of the executive officers named in our Summary Compensation Table.

                                             Individual Grants
                           -----------------------------------------------------     Potential Realizable Value
                            Number of                                                at Assumed Annual Rates of
                             Shares      Percentage of                              Stock Price Appreciation for
                           Underlying    Total Options                                    Option Term (3)
                             Options      Granted to      Exercise    Expiration    ----------------------------
Name                         Granted       Employees        Price        Date           5%              10%
----                       -----------    -----------      -------    ----------    ----------      -----------
Stephen A. Roth.........    50,000 (1)        6.9%         $34.61     12/19/11      $1,088,302      $ 2,757,971
P. Sherrill Neff........    45,000 (1)        6.2           34.61     12/19/11         979,472        2,482,174
David A. Zopf...........    25,000 (1)        3.4           29.00     12/13/11         455,949        1,155,463
Edward J. McGuire.......     5,000 (1)        0.7           29.00     12/13/11          91,189          231,093
George J. Vergis........   175,000 (2)       24.1           38.25     07/11/11       4,583,087       11,262,729
                             5,000 (2)        0.7           29.00     12/13/11          91,190          231,093

________________
(1) Each option has a term of ten years from the date of grant and vests ratably over a four-year period, beginning on the first anniversary of the date of grant.
(2) Each option has a term of ten years from the date of grant. Options for 25,000 shares vested on the date of grant, and options for 66,667 shares vest ratably over a four-year period, beginning on the first anniversary of the date of grant. Options for 83,333 shares will vest on the fifth anniversary of the date of grant, unless certain conditions are met, in which case some portion of the options may vest as soon as the first, second, third, or fourth anniversary of the date of grant.
(3) The potential realizable value of each grant is calculated assuming that the market price per share of common stock appreciates at annualized rates of 5% and 10% over the ten-year option term. The results of these calculations are based on rates set forth by the Securities and Exchange Commission and are not intended to forecast possible future appreciation of the price of our common stock.

                    Aggregated Fiscal Year-End Option Values

     The following table provides information about the exercise of stock options during 2001 and the value of stock options unexercised at the end of 2001 for the executive officers named in our Summary Compensation Table. The value of unexercised stock options is calculated by multiplying the number of option shares by the differences between the option exercise price and the year-end stock price.

                                                         Number of Shares
                          Number of                    Underlying Unexercised          Values of Unexercised
                            Shares                           Options                   In-The-Money Options
                         Acquired On      Value      --------------------------    ----------------------------
     Name               (a) Exercise    Realized     Exercisable  Unexercisable    Exercisable    Unexercisable
----------------        ------------   ----------    -----------  -------------    -----------    -------------
Stephen A. Roth.......        --       $      --       350,833      117,500        $ 7,438,905    $   971,725
P. Sherrill Neff......     1,000          29,150       441,500      112,500         10,206,705        961,675
David A. Zopf.........       800          21,494        81,315       53,750          2,026,696        566,138
Edward J. McGuire.....     9,500         261,630        70,750       26,250          1,703,903        354,713
George J. Vergis......        --              --        25,000      155,000                 --         38,100

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     The Compensation Committee consists of Dr. Hamilton and Mr. MacMaster, each of whom is a non-employee director. There are no compensation committee interlocks between our company and any other entity involving our company's or such other entity's executive officers or board members.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table shows information, as of April 19, 2001, about the beneficial ownership (as defined under the regulations of the Securities and Exchange Commission) of our common stock by:

          .    Each person we know to be the beneficial owner of at least five percent of our common stock;
          .    Each director;
          .    Each executive officer named in our Summary Compensation Table;
               and
          .    All directors and executive officers as a group.

     As of April 19, 2001, there were 14,274,446 shares of our common stock outstanding. To calculate a shareholder's percentage of beneficial ownership, we must include in the numerator and denominator those shares underlying options that a person has the right to acquire upon the exercise of stock options within 60 days of April 19, 2001. Options held by other shareholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our shareholders may differ. Unless we have indicated otherwise, each person named in the table below has sole voting power and investment power for the shares listed opposite such person's name.

                                                                  Number of Shares
                                                                  of Common Stock          Percent of
                                                                    Beneficially             Shares
Name of Beneficial Owner                                                Owned              Outstanding
------------------------                                          ----------------         -----------
Kopp Investment Advisors, Inc. (1)
7701 France Avenue South
Suite 500
Edina, MN 55455 ..............................................       2,069,871                   14.5%


Eastbourne Capital Management, LLC (2)
1101 Fifth Avenue
Suite 160
San Rafael, CA 94901 .........................................       1,169,600                    8.2%

Directors and Executive Officers

Lindsay A. Rosenwald, M.D. (3)(4)
     c/o Paramount Capital, Inc.
     787 7/th/ Avenue
     New York, NY 10019 ......................................       1,169,039                    8.2%

Mark H. Rachesky, M.D. (3)(5)
     c/o MHR Fund Management LLC
     40 West 57/th/ Street, 33/rd/ Floor
     New York, NY 10019 ......................................         776,141                    5.4%

Stephen A. Roth, Ph.D. (3)(6) ................................         564,724                    3.9%
P. Sherrill Neff (3)(7) ......................................         458,941                    3.1%
Edward J. McGuire, Ph.D. (3)(8) ..............................         137,599                    1.0%

William F. Hamilton, Ph.D. (3) ..........................    114,881          *
Douglas J. MacMaster, Jr. (3) ...........................     89,649          *
Lowell E. Sears (3)(9) ..................................     55,956          *
David A. Zopf, M.D. (3) .................................     81,878          *
Jerry A. Weisbach, Ph.D. (3)(10) ........................     64,882          *
C. Boyd Clarke (3) ......................................          0          *
George J. Vergis (3) ....................................     25,000          *


All current directors and executive officers as a group
(14 persons) (3) ........................................  3,568,415       23.1%

________
* Less than one percent.

(1) According to a Schedule 13G filed January 30, 2001, Kopp Investment Advisors, Inc. (KIA) is an investment adviser registered under the Investment Advisers Act of 1940. It is wholly owned by Kopp Holding Company
     (KHC), which is wholly owned by Mr. Leroy C. Kopp. KIA reported sole voting power over 890,700 shares, sole dispositive power over 715,000 shares and shared dispositive power over 1,354,871 shares. KHC reported beneficial ownership of 2,069,871 shares. Mr. Kopp reported beneficial ownership of 2,169,871 shares of which Mr. Kopp reported sole voting power over 100,000 shares and sole dispositive power over 100,000 shares. Of the shares beneficially owned by KIA, KHC, and Mr. Kopp, 2,094,871 are held in a fiduciary or representative capacity.

(2) According to a Schedule 13G filed February 1, 2002, Eastbourne Capital Management, LLC is a registered investment advisor whose clients have the right to receive or the power to direct the receipt of dividends proceeds from the sale of these shares and does not hold sole voting power for any shares.

(3) Includes the following shares of common stock issuable under stock options that are exercisable within 60 days of April 19, 2002: Rosenwald - 31,979 shares; Rachesky - 20,751 shares; Roth - 350,833 shares; Neff - 354,875 shares; McGuire - 61,250 shares; Hamilton - 58,131 shares; MacMaster - 59,798 shares; Sears - 34,632 shares; Zopf - 60,416 shares; Weisbach - 59,798 shares; Vergis - 25,000; Clarke - 0 and all current directors and executive officers as a group - 1,142,472 shares.

(4)  Includes (i) 75,624 shares of common stock owned by Dr. Rosenwald's wife;
     (ii) 30,250 shares of common stock held by Dr. Rosenwald's wife as custodian for Dr. Rosenwald's children; (iii) 357,694 shares of common stock held by Aries Select Ltd.; (iv) 167,133 shares of common stock held by the Aries Select I LLC; (v) 37,942 shares of common stock held by the Aries Select II LLC; and (vi) 24,500 shares of common stock held by The Rosenwald Foundation, Inc. Paramount Capital Asset Management, Inc., of which Dr. Rosenwald is the sole shareholder, serves as the investment manager to Aries Select Ltd. and also is the General Partner of the Aries Select I LLC and Aries Select II LLC. Dr. Rosenwald disclaims beneficial ownership of the shares held by Aries Select Ltd., Aries Select I LLC and Aries Select II LLC, except to the extent of his pecuniary interest in the funds. Dr. Rosenwald may be deemed to have voting and investment control with respect to the shares held by Aries Select Ltd., Aries Select I LLC and Aries Select II LLC. In addition, Dr. Rosenwald disclaims beneficial ownership of the shares held by The Rosenwald Foundation. Dr. Rosenwald may be deemed to share voting and investment power with respect to the shares held by The Rosenwald Foundation.

(5) Includes (i) 210,526 shares of common stock held by MHR Capital Partners LP, (ii) 502,759 shares of common stock held by MRL Partners LP, and (iii) 42,105 shares of common stock held by OTT LLC. Dr. Rachesky is the managing member of MHR Advisors LLC, which is the General Partner of MHR Capital Partners and MRL Partners. Dr. Rachesky is the managing member of OTT LLC. Dr. Rachesky may be deemed to have voting and investment control over the shares held by MHR Capital Partners, MRL Partners, and OTT LLC. Dr. Rachesky disclaims beneficial ownership of the shares held by MHR Capital Partners, MRL Partners, and OTT LLC, except to the extent of his pecuniary interest in the funds.

(6) Includes 100,000 shares of common stock owned by Dr. Roth's wife and 15,758 shares of common stock owned by Dr. Roth's daughter. Dr. Roth disclaims beneficial ownership of the shares held by his wife and daughter.

(7) Includes 1,000 shares of common stock owned by Mr. Neff's wife. Mr. Neff disclaims beneficial ownership of the shares held by his wife.

(8) Includes 20,000 shares of common stock held by Dr. McGuire's wife. Dr. McGuire disclaims beneficial ownership of the shares held by his wife.

(9) Includes 21,324 shares of common stock owned by the Sears Family Living Trust, of which Mr. Sears is trustee.

(10) Includes 3,000 shares of common stock held by Dr. Weisbach's children as custodian for his grandchildren. Dr. Weisbach disclaims beneficial ownership of the shares held by his children.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In May 2001, we entered into a tuition reimbursement agreement with A. Brian Davis, who serves as our Acting Chief Financial Officer. Under the agreement, we agreed to lend to Mr. Davis the amounts necessary to cover all tuition payments and related costs and fees for an MBA degree from The Wharton School of the University of Pennsylvania. All amounts provided will bear interest at the rate of 4.71% per annum. We have agreed to forgive repayment of the principal amount outstanding in four equal, annual installments commencing in May 2004 if Mr. Davis has completed the program, received an MBA degree, and remains employed by Neose on each forgiveness date. We will forgive the accrued interest as it becomes due. In addition, we will forgive all outstanding principal and interest in the event Mr. Davis is terminated without cause. As of December 31, 2001, the aggregate amount outstanding under this agreement was $71,507.

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

         3.   Exhibits. (See (c) below)
              --------

     (b) Reports on Form 8-K.
         -------------------

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

____________
*        Previously filed on March 29, 2002 with Form 10-K.
+ Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to an order of the SEC granting our application for confidential treatment filed pursuant to Rule 406 under the Securities Act.
++       Compensation plans and arrangements for executives and others.
# Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.

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

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this amendment to the annual report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized.

                                          NEOSE TECHNOLOGIES, INC.


Date: April 30, 2002                      By: /s/ C. Boyd Clarke
                                              ----------------------------------
                                              C. Boyd Clarke
                                              President, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the annual report on Form 10-K has been signed below by the following persons on behalf of Neose and in the capacities and on the dates indicated.

Name                                    Capacity                                                Date
----                                    --------                                                ----
/s/ C. Boyd Clarke                      President, Chief Executive Officer and Director         April 30, 2002
-------------------------------------   (Principal Executive Officer)
C. Boyd Clarke

/s/ A. Brian Davis                      Acting Chief Financial Officer                          April 30, 2002
-------------------------------------   (Principal Financial and Accounting Officer)
A. Brian Davis

/s/ Stephen A. Roth*                    Chairman of the Board                                   April 30, 2002
-------------------------------------
Stephen A. Roth

/s/ William F. Hamilton*                Director                                                April 30, 2002
-------------------------------------
William F. Hamilton

/s/ Douglas J. MacMaster, Jr.*          Director                                                April 30, 2002
-------------------------------------
Douglas J. MacMaster, Jr.

/s/ P. Sherrill Neff*                   Director                                                April 30, 2002
-------------------------------------
P. Sherrill Neff

/s/ Mark H. Rachesky*                   Director                                                April 30, 2002
-------------------------------------
Mark H. Rachesky

/s/ Lindsay A. Rosenwald*               Director                                                April 30, 2002
-------------------------------------
Lindsay A. Rosenwald

/s/ Lowell E. Sears*                    Director                                                April 30, 2002
-------------------------------------
Lowell E. Sears

/s/ Jerry A. Weisbach*                  Director                                                April 30, 2002
-------------------------------------
Jerry A. Weisbach

*By: /s/ A. Brian Davis
     -----------------------------
         A. Brian Davis
         Attorney-in-Fact

Index to Consolidated Financial Statements

Report of Independent Public Accountants                                                       F-2
                                        ----------------------------------------------------------

Consolidated Balance Sheets                                                                    F-3
                           -----------------------------------------------------------------------

Consolidated Statements of Operations                                                          F-4
                                     -------------------------------------------------------------

Consolidated Statements of Stockholders' Equity and Comprehensive Loss                         F-5
                                                                      ----------------------------

Consolidated Statements of Cash Flows                                                          F-8
                                     -------------------------------------------------------------

Notes to Consolidated Financial Statements                                                     F-9
                                          --------------------------------------------------------

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


                                                  Arthur Andersen LLP

Philadelphia, Pennsylvania
  January 25, 2002

                    Neose Technologies, Inc. and Subsidiaries
                          (a development-stage company)

                           Consolidated Balance Sheets
                    (in thousands, except per share amounts)


                                                              December 31,
                                                        ----------------------
                     Assets                               2000          2001
                                                        ---------   ----------
Current assets:
   Cash and cash equivalents                            $  66,989   $   76,245
   Marketable securities                                   27,773            -
   Restricted funds                                           893          902
   Prepaid expenses and other current assets                  583        1,635
                                                        ---------    ---------
     Total current assets                                  96,238       78,782

Property and equipment, net                                13,577       22,649

Other assets, net                                           4,953        4,355
                                                        ---------    ---------
  Total assets                                          $ 114,768    $ 105,786
                                                        =========    =========

          Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt                    $   1,100    $   1,100
   Accounts payable                                            83          719
   Accrued compensation                                       601          855
   Accrued expenses                                         1,527        2,844
   Deferred revenue                                           389        1,222
                                                        ---------    ---------
     Total current liabilities                              3,700        6,740

Long-term debt                                              6,200        5,100
                                                        ---------    ---------

     Total liabilities                                      9,900       11,840
                                                        ---------    ---------


Commitments (Note 11)

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000 shares
          authorized, none issued                               -            -
   Common stock, $.01 par value, 30,000 shares
         authorized; 13,992 and 14,089 shares issued;
         13,992 and 14,083 shares outstanding                 140          141
   Additional paid-in capital                             173,757      176,124
   Treasury stock, 6 shares at cost in 2001                     -         (175)
   Deferred compensation                                     (717)        (503)
   Deficit accumulated during the development stage       (68,312)     (81,641)
                                                        ---------    ---------

     Total stockholders' equity                           104,868       93,946
                                                        ---------    ---------

Total liabilities and stockholders' equity              $ 114,768    $ 105,786
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

                    Neose Technologies, Inc. and Subsidiaries
                          (a development-stage company)

                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                                                                                 Period from
                                                                                  inception
                                                                                 (January 17,
                                                                                   1989) to
                                                    Year Ended December 31,      December 31,
                                            ----------------------------------
                                                1999         2000       2001         2001
                                            ----------------------------------   ------------
Revenue from collaborative agreements       $    422    $   4,600    $   1,266     $  12,633
                                            --------    ---------    ---------    ----------

Operating expenses:
   Research and development                   10,649       12,094       14,857        78,504
   Marketing, general and administrative       4,520        5,648        9,374        36,255
                                           ---------    ---------    ---------     ---------
     Total operating expenses                 15,169       17,742       24,231       114,759
                                           ---------    ---------    ---------     ---------

Operating loss                               (14,747)     (13,142)     (22,965)     (102,126)

Gain on sale of marketable security               --           --        6,120         6,120
Interest income                                1,862        5,111        3,704        17,670
Interest expense                                (433)        (469)        (188)       (3,305)
                                           ---------    ---------    ---------    ----------

Net loss                                   $ (13,318)   $  (8,500)   $ (13,329)   $  (81,641)
                                           =========    =========    =========    ==========


Basic and diluted net loss per share       $   (1.25)   $   (0.63)   $   (0.95)
                                           =========    =========    =========

Basic and diluted weighted-average
   shares outstanding                         10,678       13,428       14,032
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

                   Neose Technologies, Inc. and Subsidiaries
                         (a development-stage company)

     Consolidated Statements of Stockholders' Equity and Comprehensive Loss
                                 (in thousands)

                                                                                                                       Comprehensive
                               Convertible                                                       Deficit                   loss
                                Preferred                                                      accumulated  Unrealized  accumulated
                                  Stock        Common Stock  Additional                        during the    gains on    during the
                              -------------- ---------------  paid-in   Treasury   Deferred    development  marketable  development
                              Shares  Amount Shares   Amount  capital     Stock  compensation     stage     securities     stage
                              ------------------------------------------------------------------------------------------------------
Balance, January 17, 1989
   (inception)                    --   $ --      --    $ --   $    --     $ --       $ --       $     --       $ --      $     --
   Initial issuance of
     common stock                 --     --   1,302      13        (3)      --         --             --         --            --
   Shares issued pursuant to
     consulting, licensing,
     and antidilutive
     agreements                   --     --     329       3        (1)      --         --             --         --            --
   Sale of common stock           --     --     133       1         1       --         --             --         --            --
   Net loss                       --     --      --      --        --       --         --           (460)        --          (460)
                              ---------------------------------------------------------------------------------------------------
Balance, December 31, 1990        --     --   1,764      17        (3)      --         --           (460)        --          (460)
   Sale of stock               1,517     15     420       4     4,499       --         (7)            --         --            --
   Shares issued pursuant to
     consulting and
     antidilutive agreements      --     --     145       1        --       --         --             --         --            --
   Capital contributions          --     --      --      --        10       --         --             --         --            --
   Dividends on preferred
     stock                        --     --      --      --       (18)      --         --             --         --            --
   Net loss                       --     --      --      --        --       --         --         (1,865)        --        (1,865)
                              ---------------------------------------------------------------------------------------------------
Balance, December 31, 1991     1,517     15   2,329      22     4,488       --         (7)        (2,325)        --        (2,325)
   Sale of stock                 260      2      17      --     2,344       --         --             --         --            --
   Shares issued pursuant to
     redemption of notes
     payable                      --     --     107       1       682       --         --             --         --            --
   Exercise of stock options
     and warrants                 --     --      21      --        51       --         --             --         --            --
   Amortization of deferred
     compensation                 --     --      --      --        --       --          5             --         --            --
   Dividends on preferred
     stock                        --     --      --      --       (36)      --         --             --         --            --
   Net loss                       --     --      --      --        --       --         --         (3,355)        --        (3,355)
                              ---------------------------------------------------------------------------------------------------
Balance, December 31, 1992     1,777     17   2,474      23     7,529       --         (2)        (5,680)        --        (5,680)
   Sale of preferred stock       250      3      --      --     1,997       --         --             --         --            --
   Shares issued to licensor      --     --       3      --        --       --         --             --         --            --
   Shares issued to preferred
     stockholder in lieu of
     cash dividends               --     --       1      --        18       --         --             --         --            --
   Amortization of deferred
     compensation                 --     --      --      --        --       --          2             --         --            --
   Dividends on preferred
     stock                        --     --      --      --       (36)      --         --             --         --            --
   Net loss                       --     --      --      --        --       --         --         (2,423)        --        (2,423)
                              ---------------------------------------------------------------------------------------------------
Balance, December 31, 1993     2,027     20   2,478      23     9,508       --         --         (8,103)        --        (8,103)
   Sale of preferred stock     2,449     25      --      --    11,040       --         --             --         --            --
   Exercise of stock options      --     --      35       1        14       --         --             --         --            --
   Shares issued to preferred
     stockholder in lieu of
     cash dividends               --     --      10       1        53       --         --             --         --            --
   Dividends on preferred
     stock                        --     --      --      --       (18)      --         --             --         --            --
   Net loss                       --     --      --      --        --       --         --         (6,212)        --        (6,212)
                              ---------------------------------------------------------------------------------------------------
Balance, December 31, 1994     4,476   $ 45   2,523    $ 25   $20,597     $ --       $ --       $(14,315)      $ --      $(14,315)


The accompanying notes are an integral part of these consolidated financial statements.

                   Neose Technologies, Inc. and Subsidiaries
                         (a development-stage company)

     Consolidated Statements of Stockholders' Equity and Comprehensive Loss
                                   (continued)
                                 (in thousands)


                                                                                                                       Comprehensive
                                  Convertible                                                     Deficit                  loss
                                   Preferred                                                    accumulated Unrealized  accumulated
                                     Stock       Common Stock  Additional                       during the   gains on    during the
                                --------------- --------------  paid-in   Treasury  Deferred    development marketable  development
                                 Shares Amount   Shares Amount  capital    Stock   compensation    stage    securities     stage
                                ----------------------------------------------------------------------------------------------------
 Sale of preferred stock          2,721  $  27      --   $  --  $ 10,065   $  --     $     --    $     --     $  --       $     --
 Exercise of stock options
  and warrants                       --     --     116       1       329      --           --          --        --             --
 Shares issued to employees
  in lieu of cash compensation       --     --       8      --        44      --           --          --        --             --
 Deferred compensation
  related to grant of stock
  options                            --     --      --      --       360      --         (360)         --        --             --
 Shares issued to
  stockholder related to the
  initial public offering            --     --      23      --        --      --           --          --        --             --
 Shares issued to preferred
  stockholder in lieu of
  cash dividends                     --     --       3      --        18      --           --          --        --             --
 Dividends on preferred stock        --     --      --      --       (36)     --           --          --        --             --
 Conversion of preferred
  stock into common stock        (1,417)   (14)    472       5         9      --           --          --        --             --
 Net loss                            --     --      --      --        --      --           --      (5,067)       --         (5,067)
                                --------------------------------------------------------------------------------------------------
Balance, December 31, 1995        5,780     58   3,145      31    31,386      --         (360)    (19,382)       --        (19,382)
 Dividends on preferred stock        --     --      --      --       (18)     --           --          --        --             --
 Sale of common stock in
  initial public offering            --     --   2,588      26    29,101      --           --          --        --             --
 Conversion of  preferred Stock
  into common stock              (5,780)   (58)  2,411      24        34      --           --          --        --             --
 Exercise of stock options
  common stock and warrants          --     --      65       1       162      --           --          --        --             --
 Shares issued pursuant to
  employee stock purchase plan       --     --       6      --        60      --           --          --        --             --
 Deferred compensation
  related to acceleration of
  option vesting                     --     --      --      --       106      --           --          --        --             --
 Amortization of deferred
  compensation                       --     --      --      --        --      --           90          --        --             --
 Net loss                            --     --      --      --        --      --           --      (6,141)       --         (6,141)
                                --------------------------------------------------------------------------------------------------
Balance, December 31, 1996           --     --   8,215      82    60,831      --         (270)    (25,523)       --        (25,523)
 Sale of common stock in
  public offering                    --     --   1,250      13    20,326      --           --          --        --             --
 Exercise of stock options
  and warrants                       --     --      42      --       139      --           --          --        --             --
 Shares issued pursuant to
  employee stock purchase plan       --     --      18      --       189      --           --          --        --             --
 Deferred compensation
  related to grants of stock
  options                            --     --      --      --       322      --         (322)         --        --             --
 Amortization of deferred
  compensation                       --     --      --      --        --      --          231          --        --             --
 Net loss                            --     --      --      --        --      --           --      (9,064)       --         (9,064)
                                --------------------------------------------------------------------------------------------------
Balance, December 31, 1997           --  $  --   9,525   $  95  $ 81,807   $  --     $   (361)   $(34,587)    $  --       $(34,587)


The accompanying notes are an integral part of these consolidated financial statements.

                   Neose Technologies, Inc. and Subsidiaries
                         (a development-stage company)

     Consolidated Statements of Stockholders' Equity and Comprehensive Loss
                                  (continued)
                                 (in thousands)


                                                                                                                       Comprehensive
                               Convertible                                                        Deficit                  loss
                                Preferred                                                       accumulated Unrealized  accumulated
                                  Stock         Common Stock  Additional                        during the   gains on   during the
                              -------------- ---------------   paid-in   Treasury    Deferred   development marketable  development
                              Shares Amount  Shares   Amount   capital     Stock   compensation   stage     securities     stage
                              ------------------------------------------------------------------------------------------------------
  Exercise of stock options     --    $ --       49    $   1  $    261    $  --       $    --   $     --      $  --      $      --
  Shares issued pursuant to
    employee stock purchase
    plan                        --      --       15       --       171       --            --         --         --             --
  Deferred compensation
    related to grants of
    stock options               --      --       --       --       161       --          (161)        --         --             --
  Amortization of deferred
    compensation                --      --       --       --        --       --           311         --         --             --
  Unrealized gains on
    marketable securities       --      --       --       --        --       --            --         --        222            222
  Net loss                      --      --       --       --        --       --            --    (11,907)        --        (11,907)
                              ----------------------------------------------------------------------------------------------------
Balance, December 31, 1998      --      --    9,589       96    82,400       --          (211)   (46,494)       222        (46,272)
  Sales of common stock in
    private placements          --      --    1,786       18    17,398       --            --         --         --             --
  Exercise of stock options
    and warrants                --      --       43       --       263       --            --         --         --             --
  Shares issued pursuant to
    employee stock purchase
    plan                        --      --       16       --       156       --            --         --         --             --
  Deferred compensation
    related to grants of
    stock options               --      --       --       --       796       --          (796)        --         --             --
  Amortization of deferred
    compensation                --      --       --       --        --       --           477         --         --             --
  Unrealized gains on
    marketable securities       --      --       --       --        --       --            --         --       (222)          (222)
  Net loss                      --      --       --       --        --       --            --    (13,318)        --        (13,318)
                              ----------------------------------------------------------------------------------------------------
Balance, December 31, 1999      --      --   11,434      114   101,013                   (530)   (59,812)        --        (59,812)
  Sales of common stock in
    public offering             --      --    2,300       23    68,582       --            --         --         --             --
  Exercise of stock options
    and warrants                --      --      247        3     2,735       --            --         --         --             --
  Shares issued pursuant to
    employee stock purchase
    plan                        --      --       11       --       157       --            --         --         --             --
  Deferred compensation
    related to grants of
    stock options               --      --       --       --     1,270       --        (1,270)        --         --             --
  Amortization of deferred
    compensation                --      --       --       --        --       --         1,083         --         --             --
  Net loss                      --      --       --       --        --       --            --     (8,500)        --         (8,500)
                              ----------------------------------------------------------------------------------------------------
Balance, December 31, 2000      --      --   13,992      140   173,757       --          (717)   (68,312)        --        (68,312)
  Exercise of stock options
    and warrants                --      --       79        1       867       --            --         --         --             --
  Shares issued pursuant to
    employee stock purchase
    plan                        --      --       18       --       335       --            --         --         --             --
  Acquisition of treasury
    stock, 6 shares at cost     --      --       (6)      --        --     (175)           --         --         --             --
  Deferred compensation
    related to grants of
    stock options               --      --       --       --     1,165       --        (1,165)        --         --             --
  Amortization of deferred
    compensation                --      --       --       --        --       --         1,379         --         --             --
  Net loss                      --      --       --       --        --       --            --    (13,329)        --        (13,329)
                              ----------------------------------------------------------------------------------------------------
Balance, December 31, 2001      --    $ --   14,083    $ 141  $176,124    $(175)      $  (503)  $(81,641)     $  --      $ (81,641)
                              ====================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                    Neose Technologies, Inc. and Subsidiaries
                          (a development-stage company)

                      Consolidated Statement of Cash Flows
                                 (in thousands)


                                                                                                         Period from
                                                                                                          inception
                                                                                                        (January 17,
                                                                   Year ended December 31,                1989) to
                                                            ----------------------------------------    December 31,
                                                               1999           2000           2001            2001
                                                            ----------    ------------    ----------    ------------
Cash flows from operating activities:
 Net loss                                                   $ (13,318)     $ (8,500)      $ (13,329)     $  (81,641)
 Adjustments to reconcile net loss to cash used in
   operating activities:
   Depreciation and amortization                                1,695         2,051           2,422          10,734
   Non-cash compensation                                          477         1,083           1,379           3,578
   Common stock issued for non-cash and other charges              --            --              --              35
   Changes in operating assets and liabilities:
      Prepaid expenses and other current assets                   117          (465)         (1,052)         (1,635)
      Accounts payable                                            192          (154)            636             719
      Accrued compensation                                        125           146             254             855
      Accrued expenses                                            697          (405)           (208)            362
      Deferred revenue                                            805          (416)            833           1,222
                                                            ---------      --------       ---------      ----------
        Net cash used in operating activities                  (9,210)       (6,660)         (9,065)        (65,771)
                                                            ---------      --------       ---------      ----------
Cash flows from investing activities:
 Purchases of property and equipment                           (1,207)       (1,455)         (9,371)        (28,557)
 Proceeds from sale-leaseback of equipment                         --            --              --           1,382
 Purchases of marketable securities                           (88,662)      (81,077)       (103,465)       (324,327)
 Proceeds from sales of marketable securities                   8,882            --              --          11,467
 Proceeds from maturities of and other changes in
   marketable securities                                       79,227        76,174         131,238         312,860
 Purchase of acquired technology                               (3,550)       (1,000)             --          (4,550)
 Purchase of preferred stock                                       --        (1,250)             --          (1,250)
 Restricted cash related to acquired technology                (1,500)        1,500              --              --
                                                            ---------      --------       ---------      ----------
        Net cash provided by (used in) investing activities    (6,810)       (7,108)         18,402         (32,975)
                                                            ---------      --------       ---------      ----------
Cash flows from financing activities:
 Proceeds from issuance of debt                                    --            --              --          11,955
 Repayment of debt                                               (617)       (1,000)         (1,100)         (7,052)
 Restricted cash related to debt                                 (317)         (108)             (9)           (831)
 Proceeds from issuance of preferred stock, net                    --            --              --          29,497
 Proceeds from issuance of common stock, net                   17,572        68,762             335         136,840
 Proceeds from exercise of stock options and warrants             263         2,738             868           4,829
 Acquisition of treasury stock                                     --            --            (175)           (175)
 Dividends paid                                                    --            --              --             (72)
                                                            ---------      --------       ---------      ----------
        Net cash provided by (used in) financing activities    16,901        70,392             (81)        174,991
                                                            ---------      --------       ---------      ----------
Net increase in cash and cash equivalents                         881        56,624           9,256          76,245
Cash and cash equivalents, beginning of period                  9,484        10,365          66,989              --
                                                            ---------      --------       ---------      ----------
Cash and cash equivalents, end of period                    $  10,365      $ 66,989       $  76,245      $   76,245
                                                            =========      ========       =========      ==========
Supplemental disclosure of cash flow information:
 Cash paid for interest                                     $     429      $    481       $     284      $    3,303
                                                            =========      ========       =========      ==========
Non-cash investing activities:
 Accrued property and equipment                             $       -      $    275       $   1,800      $    2,075
                                                            =========      ========       =========      ==========
Non-cash financing activities:
 Issuance of common stock for dividends                     $       -      $      -       $       -      $       90
                                                            =========      ========       =========      ==========
 Issuance of common stock to employees in lieu of
   cash compensation                                        $       -      $      -       $       -      $       44
                                                            =========      ========       =========      ==========

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

Note 5. Property and Equipment

         Property and equipment consisted of the following (in thousands):

December 31,                                      2000          2001
-------------------------------------------------------------------------------
Building and improvements                      $ 13,904      $ 14,482
Laboratory and office equipment                   6,112         8,227
                                               --------------------------------
                                                 20,016        22,709
Less accumulated depreciation                    (7,139)       (8,956)
                                               --------------------------------
                                                 12,877        13,753
Land                                                700           700
Construction-in-Progress                             --         8,196
                                               --------------------------------
                                               $ 13,577      $ 22,649
                                               ================================

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
2017--$200).

Note 8. Accrued Expenses

         Accrued expenses consisted of the following (in thousands):

December 31,                                        2000            2001
--------------------------------------------------------------------------------

Accrued property and equipment                   $     275       $   1,800
Accrued outside research expenses                      400             286
Accrued professional fees                              360             340
Accrued other expenses                                 492             418
                                               ---------------------------------
                                                 $   1,527       $   2,844
                                               =================================

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

                                        1999                         2000                          2001
                             -----------------------------------------------------------------------------------------
                                          Weighted-Average              Weighted-Average              Weighted-Average
                                              Exercise                      Exercise                       Exercise
                                 Number        Price         Number          Price         Number           Price
                              Outstanding    Per Share    Outstanding      Per Share    Outstanding       Per Share
                             -----------------------------------------------------------------------------------------
Balance as of January 1       1,785,489      $  12.15      2,152,037       $  12.41      2,506,901        $  16.61
  Granted                       443,626         13.22        616,140          28.94        789,035           32.48
  Exercised                     (35,663)         7.41       (247,501)         11.06        (79,055)          11.28
  Canceled                      (41,415)        14.15        (13,775)         12.89       (104,625)          27.98
                             -----------------------------------------------------------------------------------------

Balance as of
  December 31                 2,152,037      $  12.41      2,506,901       $  16.61      3,112,256        $  20.39
                             =========================================================================================

Options exercisable
  as of December 31           1,242,583      $  11.07      1,412,499       $  12.29      1,782,271        $  14.86
                             =========================================================================================

The following table summarizes information about stock options outstanding as of December 31, 2001:


                              Options Outstanding                                          Options Exercisable
----------------------------------------------------------------------------------------------------------------------
                                                Weighted-         Weighted-                            Weighted-
                                                 Average          Average                              Average
         Range of               Number          Remaining         Exercise            Number           Exercise
     Exercise Prices         Outstanding      Life (Years)         Price            Exercisable         Price
----------------------------------------------------------------------------------------------------------------------
$ 0.90 -- $12.54                658,103           4.2             $  8.04             586,343          $  7.79
$12.69 -- $19.00              1,110,480           6.2             $ 14.82             938,005          $ 15.03
$19.44 -- $29.00                878,173           9.2             $ 28.00             158,923          $ 26.99
$30.00 -- $41.13                465,500           9.4             $ 36.78              99,000          $ 35.63
                              ---------                                             ---------
                              3,112,256           7.1             $ 20.39           1,782,271          $ 14.86
                              =========                                             =========

      Fair Value Disclosures

         We have elected to adopt the disclosure provisions only of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," or SFAS 123. Accordingly, we apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock-based compensation plans. We record deferred compensation for option grants to employees for the amount, if any, the market price per share exceeds the exercise price per share. In addition, we record deferred compensation for option grants to non-employees in the amount of the fair value per share, as computed using the Black-Scholes option- pricing model and variable plan accounting. We amortize deferred compensation amounts over the vesting periods

                   Neose Technologies, Inc. and Subsidiaries
                         (a development-stage company)

                   Notes to Consolidated Financial Statements

of each option. We recognized compensation expense of approximately $0.5 million, $1.1 million, and $1.4 million for the years ended December 31, 1999, 2000, and 2001, respectively.

         If we had elected to record compensation cost for our stock-based compensation plans consistent with SFAS 123, our net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

Year Ended December 31,                                      1999           2000           2001
----------------------------------------------------------------------------------------------------
Net loss - as reported                                   $ (13,318)      $  (8,500)     $ (13,329)
Net loss - pro forma                                     $ (15,853)      $ (12,182)     $ (21,383)

Basic and diluted net loss per share - as reported       $   (1.25)      $   (0.63)     $   (0.95)
Basic and diluted net loss per share - pro forma         $   (1.48)      $   (0.91)     $   (1.52)

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

         A summary of options granted at exercise prices equal to, greater than, and less than the market price on the date of grant is presented below:

Year Ended December 31,                       1999         2000           2001
--------------------------------------------------------------------------------
Exercise Price = Market Value
   Options granted                           397,366     608,900         610,400
   Weighted-average exercise price          $  12.17    $  29.27        $  30.96
   Weighted-average fair value              $   6.89    $  17.56        $  21.29

Exercise Price Greater Than Market Value
   Options granted                            40,000          --              --
   Weighted-average exercise price          $  25.00    $     --        $     --
   Weighted-average fair value              $   5.50    $     --        $     --

Exercise Price Less Than Market Value
   Options granted                             6,260       7,240         178,635
   Weighted-average exercise price          $   4.75    $   4.83        $  37.67
   Weighted-average fair value              $  11.01    $  11.54        $  26.85

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

             . 10% of his or her eligible compensation;
             . 1,000 shares per purchase; or
             . the number of shares per year that does not exceed the quotient of $25,000 divided by the market price per share on the employee's entry date into the offering period.

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

December 31,                                             2000           2001
--------------------------------------------------------------------------------

Benefit of net operating loss carryforwards           $  1,621        $   1,141
Research and development credit carryforwards            2,129            2,686
Capitalized research and development                    11,890           14,532
Start-up costs                                           9,411           11,906
Nondeductible depreciation and amortization              3,242            3,485
Deferred compensation                                      905            1,494
Accrued expenses not currently deductible                  209              147
Deferred revenue                                           124               56
Other                                                        4               35
                                                      --------------------------
                                                        29,535           35,482
Valuation allowance                                    (29,535)         (35,482)
                                                      --------------------------
                                                      $     --        $      --
                                                      ==========================

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