Form 10-Q
period 2002-06-30
NEOSE TECHNOLOGIES INC
filed 2002-08-14
CIK 877902

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2002.

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

                                Yes [ X ] No [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,318,279 shares of common stock, $.01 par value, were outstanding as of July 31, 2002.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                                      INDEX

                                                                                             Page
                                                                                             ----
PART I.     FINANCIAL INFORMATION:
            ----------------------

   Item 1.  Financial Statements (unaudited)

    Consolidated Balance Sheets at December 31, 2001 and
    June 30, 2002 ..........................................................................    3

    Consolidated Statements of Operations for the three and six months ended
    June 30, 2001 and 2002, and for the period from inception through
    June 30, 2002 ..........................................................................    4

    Consolidated Statements of Cash Flows for the six months ended June
    30, 2001 and 2002, and for the period from inception through
    June 30, 2002 ..........................................................................    5

    Notes to Consolidated Financial Statements .............................................    6

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations ..........................................................    7

   Item 3.  Quantitative and Qualitative Disclosure About Market Risk ......................   15

PART II.    OTHER INFORMATION:
            ------------------

   Item 4.  Submission of Matters to a Vote of Security Holders ............................   15

   Item 6.  Exhibits and Reports on Form 8-K ...............................................   16

SIGNATURES .................................................................................   18
----------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                      (in thousands, except share amounts)

                         Assets                            December 31, 2001            June 30, 2002
                                                         ----------------------    -------------------
Current assets:
   Cash and cash equivalents                                         $  76,245              $   6,617
   Marketable securities                                                     -                 47,487
   Restricted funds                                                        902                  1,458
   Prepaid expenses and other current assets                             1,635                  2,403
                                                         ----------------------    -------------------
     Total current assets                                               78,782                 57,965

Property and equipment, net                                             22,649                 33,099

Other assets, net                                                        4,355                  4,056
                                                         ----------------------    -------------------
Total assets                                                         $ 105,786              $  95,120
                                                         ======================    ===================

          Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt                                 $   1,100              $   1,100
   Accounts payable                                                        719                  2,082
   Accrued compensation                                                    855                  1,443
   Accrued expenses                                                      2,844                  1,580
   Deferred revenue                                                      1,222                  1,014
                                                         ----------------------    -------------------
      Total current liabilities                                          6,740                  7,219

Long-term debt                                                           5,100                  5,100
                                                         ----------------------    -------------------

      Total liabilities                                                 11,840                 12,319
                                                         ----------------------    -------------------

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares
          authorized, none issued                                            -                      -
   Common stock, $.01 par value, 30,000,000 shares
          authorized; 14,088,823 and 14,296,829 shares
          issued; 14,082,823 and 14,290,829 shares
          outstanding                                                      141                    143
   Additional paid-in capital                                          176,124                178,778
   Treasury stock, 6,000 shares at cost                                   (175)                  (175)
   Deferred compensation                                                  (503)                  (219)
   Deficit accumulated during the development-stage                    (81,641)               (95,726)
                                                         ----------------------    -------------------

      Total stockholders' equity                                        93,946                 82,801
                                                         ----------------------    -------------------

Total liabilities and stockholders' equity                           $ 105,786              $  95,120
                                                         ======================    ===================

The accompanying notes are an integral part of these consolidated financial statements.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)


                                                                                                  Period from
                                              Three months                Six months               inception
                                             ended June 30,             ended June 30,        (January 17, 1989)
                                        ------------------------   -----------------------
                                            2001          2002         2001         2002       to June 30, 2002
                                        ------------------------   -----------------------   --------------------
Revenue from collaborative agreements   $    292    $    1,561     $    604     $   2,332    $           14,965
                                        ---------   ------------   ----------   ----------   --------------------

Operating expenses:
   Research and development                3,934         4,969        7,101         8,680                87,054
   Marketing, general and administrative   2,091         3,170        3,757         5,781                41,596
   Severance charges                         440           289          440         2,722                 3,292
                                        ---------   ------------   ----------   ----------   --------------------
      Total operating expenses             6,465         8,428       11,298        17,183               131,942
                                        ---------   ------------   ----------   ----------   --------------------

Operating loss                            (6,173)       (6,867)     (10,694)      (14,851)             (116,977)

Gain on sale of marketable security            -             -            -             -                 6,120
Interest income                            1,031           419        2,352           848                18,518
Interest expense                             (68)          (42)        (167)          (82)               (3,387)
                                        ---------   ------------   ----------   ----------   --------------------

Net loss                                $ (5,210)   $   (6,490)    $ (8,509)    $ (14,085)   $          (95,726)
                                        =========   ============   ==========   ==========   ===================

Basic and diluted net loss per share    $  (0.37)   $    (0.45)    $  (0.61)    $   (0.99)
                                        =========   ============   ==========   ==========

Basic and diluted weighted-average
   shares outstanding                     14,016        14,281       14,011        14,201
                                        =========   ============   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                Six months ended       Period from inception
                                                                                    June 30,             (January 17, 1989)
                                                                           -------------------------
                                                                              2001            2002        to June 30, 2002
                                                                           ---------       ---------   ----------------------
Cash flows from operating activities:
 Net loss                                                                  $  (8,509)      $ (14,085)  $              (95,726)
 Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation and amortization                                              1,153           1,382                   12,116
    Non-cash compensation                                                        547           1,162                    4,740
    Common stock issued for non-cash and other charges                             -               -                       35
    Changes in operating assets and liabilities:
     Prepaid expenses and other current assets                                  (138)           (768)                  (2,403)
     Accounts payable                                                            121           1,363                    2,082
     Accrued compensation                                                        (32)            588                    1,443
     Accrued expenses                                                             (4)         (1,264)                    (902)
     Deferred revenue                                                            (83)           (208)                   1,014
                                                                           ---------       ---------   ----------------------
       Net cash used in operating activities                                  (6,945)        (11,830)                 (77,601)
                                                                           ---------       ---------   ----------------------
Cash flows from investing activities:
  Purchases of property and equipment                                         (1,732)        (11,533)                 (40,090)
  Proceeds from sale-leaseback of equipment                                        -               -                    1,382
  Purchases of marketable securities                                         (72,770)        (47,487)                (371,814)
  Proceeds from sales of marketable securities                                     -               -                   11,467
  Proceeds from maturities of and other changes in marketable securities      55,856               -                  312,860
  Purchase of acquired technology                                                  -               -                   (4,550)
  Investment in equity securities                                                  -               -                   (1,250)
                                                                           ---------       ---------   ----------------------
       Net cash used in investing activities                                 (18,646)        (59,020)                 (91,995)
                                                                           ---------       ---------   ----------------------
Cash flows from financing activities:
  Proceeds from issuance of debt                                                   -               -                   11,955
  Repayment of debt                                                           (1,100)              -                   (7,052)
  Restricted cash related to debt                                                544            (556)                  (1,387)
  Proceeds from issuance of preferred stock, net                                   -               -                   29,497
  Proceeds from issuance of common stock, net                                      -               -                  136,840
  Proceeds from exercise of stock options and warrants                           373           1,778                    6,607
  Acquisition of treasury stock                                                    -               -                     (175)
  Dividends paid                                                                   -               -                      (72)
                                                                           ---------       ---------   ----------------------
       Net cash provided by (used in) financing activities                      (183)          1,222                  176,213
                                                                           ---------       ---------   ----------------------
Net increase (decrease) in cash and cash equivalents                         (25,774)        (69,628)                   6,617
Cash and cash equivalents, beginning of period                                66,989          76,245                        -
                                                                           ---------       ---------   ----------------------
Cash and cash equivalents, end of period                                   $  41,215       $   6,617   $                6,617
                                                                           =========       =========   ======================
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                   $     185       $      61   $                3,364
                                                                           =========       =========   ======================
Non-cash investing activities:
  Accrued property & equipment                                             $       -       $       -   $                2,438
                                                                           =========       =========   ======================
Non-cash financing activities:
  Issuance of common stock for dividends                                   $       -       $       -   $                   90
                                                                           =========       =========   ======================
  Issuance of common stock to employees in lieu of
    cash compensation                                                      $       -       $       -   $                   44
                                                                           =========       =========   ======================

The accompanying notes are an integral part of these consolidated financial statements.

                            NEOSE TECHNOLOGIES, INC.
                          (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

    1.   Basis of Presentation

         We have used generally accepted accounting principles for interim financial information to prepare unaudited consolidated financial statements:

         .   As of June 30, 2002;
         .   For the three and six months ended June 30, 2001 and 2002; and
         .   For the period from inception (January 17, 1989) to June 30, 2002.

         Our unaudited consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete consolidated financial statements. In our opinion, the unaudited information includes all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. You should not base your estimate of our results of operations for 2002 solely on our results of operations for the three and six months ended June 30, 2002. You should read these unaudited consolidated financial statements in combination with:

         .   The other Notes in this section;
         .   "Management's Discussion and Analysis of Financial Condition and
             Results of Operations" appearing in the following section; and
         .   The Consolidated Financial Statements, including the Notes to the
             Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2001.

    2.   Severance Charges

         In May 2002, we incurred severance charges of approximately $0.3 million in connection with the termination of employees from various departments. As of June 30, 2002, $0.2 million of this amount had been paid, and the balance was paid in July 2002.

         In March 2002, we entered into a Separation and Consulting Agreement with Stephen A. Roth, Ph.D., who was the Chief Executive Officer of the Company. Under this agreement, we agreed to provide medical benefits to Dr. Roth and to pay him $39,622 per month for twelve months. On or before the first anniversary of the agreement, Dr. Roth may agree to extend his non-competition and non-solicitation commitments for two additional years by entering into a separate non-competition agreement. If he does so, the Company will continue his medical benefits for six additional months, extend the $39,622 monthly payments for 24 additional months and, for purposes of stock option vesting and exercisability, treat Dr. Roth as remaining in service to the Company until the third anniversary of his resignation as Chief Executive Officer of the Company (or until the end of his service as a director, if later). We have recognized $0.3 million in severance charges related to this agreement during the three months ended March 31, 2002, and the remaining payment of $0.2 million will be recognized over the one-year term of the agreement.

         In January 2002, we entered into a Retirement Agreement with Edward J. McGuire, Ph.D., Vice President, Research and Development. Under this agreement, he will receive payments through 2006, including $87,500 in 2002, $125,000 in 2003, and $100,000 in each of 2004, 2005, and 2006. We will continue to provide Dr. McGuire health insurance benefits through December 31, 2003. We also agreed to extend the period of time during which Dr. McGuire may exercise his stock options subsequent to his retirement. In connection with this agreement, in March 2002, we recognized $2.1 million in severance charges, of which $1.6 million was a non-cash expense related to the stock options.

    3.   Net Loss Per Share

         Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of securities into common stock. For the six months ended June 30, 2001 and 2002, the effects of the exercise of outstanding stock options and warrants to purchase 2,519,418 and 3,513,695 shares, respectively, were antidilutive; accordingly, they were excluded from the calculation of diluted earnings per share.

    4.   Comprehensive Loss

         Our comprehensive loss for the six months ended June 30, 2001 and 2002 was approximately $8.5 million and $14.1 million, respectively. Comprehensive loss is comprised of net loss and other comprehensive income or loss. For the periods reported, there are no separate sources of other comprehensive income or loss.

    5.   Reclassifications

         Certain prior year amounts have been reclassified to conform to our current year presentation.

    6.   Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board finalized Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which are effective for fiscal years beginning after December 15, 2001. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 no longer requires the amortization of goodwill; rather, goodwill is subject to a periodic assessment for impairment by applying a fair-value-based test. In addition, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Such acquired intangible assets are amortized over their useful lives. All of our intangible assets were obtained through contractual rights and have been separately identified and recognized in our consolidated balance sheets. These intangibles are being amortized over their estimated useful lives or contractual lives as appropriate. The adoption of SFAS 142 in the first quarter of 2002 did not have a material impact on our consolidated financial position or results of operations.

         Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), which was released in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and their associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of intangible long-lived assets that result from the acquisition, construction, development, or normal use of the asset. The enterprise is also required to record a corresponding increase to the carrying amount of the related long-lived asset (i.e. the associated asset retirement cost) and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e. accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Because of the extensive use of estimates, most enterprises will record a gain or loss when they settle the obligation. We are required to adopt SFAS 143 for our fiscal year beginning January 1, 2003; we do not expect the adoption of SFAS 143 to have a material impact on our consolidated financial position or results of operations.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 changes the accounting for long-lived assets by requiring that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell whether included in reporting continuing operations or in discontinued operations. SFAS 144, which replaces SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of," is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on our consolidated financial position or results of operations.

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, "Accounting for Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS 146 is not expected to have a material impact on our consolidated financial position or results of operations.

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

         Our actual results could differ materially from those results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect our actual results include the following:

            .     our ability to commercialize any products or technologies;
            .     our ability to enter into and maintain collaborative
                  arrangements;
            .     our ability to attract and retain key personnel;
            .     our ability to develop commercial-scale manufacturing
                  processes;
            .     our ability to obtain adequate sources of proteins;
            .     our ability to expand and protect our intellectual property;
            .     unanticipated cash requirements to support current operations or research and development; and
            .     general economic conditions.

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

Overview

         Neose develops proprietary technologies for using enzymes to manufacture complex carbohydrates. Neose is using its broad technology base to develop novel and improved products, primarily focusing on protein therapeutics.

         Neose markets its technology for improving protein drugs under the name GlycoAdvance(TM). We use GlycoAdvance(TM) to modify the human carbohydrate structures on therapeutic glycoproteins. We are also developing our technology to create novel glycosylation patterns, and to link other molecules, such as polyethylene glycol, to glycoproteins. The application of this technology to proteins potentially results in improved clinical activity and pharmacokinetic profile, enhanced drug development flexibility, stronger and additional patent claims, and yield improvements.

         We are exploring the use of our technology to enable the development of carbohydrate-based therapeutics, and the development of novel carbohydrate food and nutritional ingredients.

         Neose was initially incorporated in January 1989, and began operations in October 1990. We have incurred operating losses each year since inception. As of June 30, 2002, we had an accumulated deficit of approximately $95.7 million. We expect additional losses for some time as we expand research and developments efforts, manufacturing scale-up activities, and marketing activities.

Critical Accounting Policies

         Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of our Form 10-K. We believe our most critical accounting policies relate to recognition of revenue, income taxes and impairment of long-lived assets.

         Revenue Recognition

         Revenue from collaborative agreements consists of up-front fees, research and development funding, and milestone payments. We recognize revenues from these agreements consistent with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", issued by the Securities and Exchange Commission in December 1999. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. Periodic payments for research and development activities are recognized over the period in which we perform those activities under the terms of each agreement. Revenue resulting from the achievement of substantive milestone events stipulated in the agreements is recognized when the milestone is achieved. We comply with SAB 101, although its application to non-refundable up-front fees does not accurately reflect our access to such funds.

         Income taxes

         We have a history of losses and, as a result, have generated federal and state tax net operating loss (NOL) carryforwards of approximately $9.6 million and $6.3 million, respectively, as of December 31, 2001. Accounting principles generally accepted in the United States require us to record a valuation allowance against the deferred tax asset associated with this NOL carryforward if it is more likely than not that we will not be able to utilize the NOL carryforward to offset future taxes. Due to the size of the NOL carryforward in relation to our history of unprofitable operations, we have not recognized a net deferred tax asset.

         Impairment of Long-Lived Assets

         As required by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), we assess the recoverability of any long-lived assets for which an indicator of impairment exists. Specifically, we calculate, and recognize, any impairment losses by comparing the carrying value of these assets to our estimate of the undiscounted future operating cash flows. Although our current and historical operating and cash flows are indicators of impairment, we believe the future cash flows to be received from our long-lived assets will exceed the assets' carrying value. Accordingly, we have not recognized any impairment losses through June 30, 2002.

Liquidity and Capital Resources

         We have incurred operating losses each year since our inception. As of June 30, 2002, we had an accumulated deficit of approximately $95.7 million. We have financed our operations through private and public offerings of our securities, and revenues from our collaborative agreements. We had approximately $54.1 million in cash and marketable securities as of June 30, 2002, compared to approximately $76.2 million in cash and cash equivalents as of December 31, 2001. The decrease in 2002 was primarily attributable to the use of cash to fund our operating loss and capital expenditures.

         During the six months ended June 30, 2002, we invested approximately $11.5 million in property, equipment, and building improvements. We anticipate additional capital expenditures during 2002 of approximately $5.5 million, of which $2.5 million is to complete construction of additional cGMP manufacturing capacity in our Horsham, Pennsylvania facility.

         We have temporarily suspended plans to complete renovations of a 40,000 square foot facility, for which we entered into a lease agreement in February 2002. During the six months ended June 30, 2002, we invested approximately $3.3 million in renovating the facility. By putting the renovations on hold, we will not incur in 2002 an additional $7.5 million that was originally intended to complete the renovations. If we ultimately decide to cancel the project, or significantly change its scope, the investment of $3.3 million will be charged to our Statements of Operations. If we resume the project and complete the planned renovations, we may incur additional costs of approximately $0.5 million to restart the project. If we complete the project, we plan to relocate our non-cGMP research laboratories and corporate office space from our current facility in Horsham, Pennsylvania into the new facility, leaving our current facility available for future expansion of our cGMP manufacturing capacity. We expect to finance the cost of our capital projects by a combination of state economic development programs, equipment leasing, and cash from our consolidated balance sheet.

         In December 2001, we entered into a research, development and license agreement with Wyeth Pharmaceuticals, a division of Wyeth, for the use of our GlycoAdvance technology to develop an improved production system for Wyeth's biopharmaceutical compound, recombinant PSGL-Ig (P-selectin glycoprotein ligand). On May 9, 2002, Neose learned of Wyeth's decision to discontinue the development of rPSGL-Ig for the treatment of myocardial infarction. Their decision was unrelated to the performance of our GlycoAdvance technology. Wyeth subsequently notified us of the termination of the agreement, effective September 2002.

         For the three and six months ended June 30, 2002, we recognized revenue of $1.2 million and $1.7 million, respectively, from Wyeth. As a result of Wyeth's termination, we expect to recognize revenue of approximately $2.1 million during the quarter ending September 30, 2002, and no additional revenue thereafter from this agreement. Of the $2.1 million, $0.9 million is non-cash, and represents the remaining amortization of the $1.0 million up-front fee, which we received from Wyeth and deferred on our consolidated balance sheet in December 2001, as required under SAB 101.

         In 2001, we announced a stock repurchase program authorizing the repurchase of up to one million shares of common stock in the open market at times and prices that we consider appropriate. During 2001, we purchased 6,000 shares of common stock in the open market for approximately $0.2 million.

         In 1997, we issued, through the Montgomery County (Pennsylvania) Industrial Development Authority, $9.4 million of taxable and tax-exempt bonds, of which $6.2 million remained outstanding as of June 30, 2002. The bonds were issued to finance the purchase of our previously leased building and the construction of a pilot-scale manufacturing facility within our building. The bonds are supported by an AA-rated letter of credit, and a reimbursement agreement between our bank and the letter of credit issuer. The interest rate on the bonds will vary weekly, depending on market rates for AA-rated taxable and tax-exempt obligations, respectively. During the quarter ended June 30, 2002, the weighted-average, effective interest rate was 3.3% per year, including letter-of-credit and other fees. The terms of the bond issuance provide for monthly, interest-only payments and a single repayment of principal at the end of the twenty-year life of the bonds. However, under our agreement with our bank, we are making monthly payments to an escrow account to provide for an annual prepayment of principal. As of June 30, 2002, we had restricted funds relating to the bonds of approximately $1.5 million, which consisted of our monthly payments to an escrow account plus interest earned on the balance of the escrow account.

         To provide credit support for this arrangement, we have given a first mortgage on the land, building, improvements, and certain machinery and equipment to our bank. We have also agreed to a covenant to maintain a minimum required cash and short-term investments balance of at least two times the current loan balance. As of June 30, 2002, we were required to maintain a cash and short-term investments balance of $12.4 million. If we fail to comply with this covenant, we are required to deposit with the lender cash collateral up to, but not more than, the loan's unpaid balance.

         We believe that our existing cash and marketable securities, expected revenue from collaborations and license arrangements, and interest income should be sufficient to meet our operating and capital requirements through at least 2003, although changes in our collaborative relationships or our business, whether or not initiated by us, and general economic conditions may cause us to deplete our cash and marketable securities sooner than the above estimate. The timing and amount of our future capital requirements and the adequacy of available funds will depend on many factors, including if or when any products manufactured using our technology are commercialized.

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

         The joint venture developed a process for making fructooligosaccharides and constructed a pilot facility in Athens, Georgia. In 2001, the joint venture closed the pilot facility and is exploring establishing a manufacturing arrangement with a third party to produce these bulking agents.

         During the three and six months ended June 30, 2002, the joint venture reimbursed Neose approximately $24,000 and $205,000, respectively, for the cost of research and development services and supplies provided to the joint venture. This amount has been reflected as a reduction of research and development expense in our consolidated statements of operations. As of June 30, 2002, the joint venture owed Neose approximately $24,000. This amount is included in prepaid expenses and other current assets in our consolidated balance sheet. We expect to provide significantly fewer research and development services during 2002 compared to prior years, thereby significantly reducing our expected reimbursement from the joint venture.

         If the joint venture becomes profitable, we will recognize our share of the joint venture's profits only after the amount of our capital contributions to the joint venture is equivalent to our share of the joint venture's accumulated losses. As of June 30, 2002, the joint venture had an accumulated loss since inception of approximately $10.2 million. Until the joint venture is profitable, McNeil Nutritionals is required to fund, as a non-recourse, no-interest loan, all of the joint venture's aggregate capital expenditures in excess of an agreed-upon amount, and all of the joint venture's operating losses. The loan balance would be repayable by the joint venture to McNeil Nutritionals over a seven-year period commencing on the earlier of September 30, 2006 or the date on which Neose attains a 50% ownership interest in the joint venture after having had a lesser ownership interest. In the event of any dissolution of the joint venture, the loan balance would be payable to McNeil Nutritionals before any distribution of assets to us. As of June 30, 2002, the joint venture owed McNeil Nutritionals approximately $8.6 million.

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

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board finalized Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which are effective for fiscal years beginning after December 15, 2001. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 no longer requires the amortization of goodwill; rather, goodwill is subject to a periodic assessment for impairment by applying a fair-value-based test. In addition, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Such acquired intangible assets are amortized over their useful lives. All of our intangible assets were obtained through contractual rights and have been separately identified and recognized in our consolidated balance sheets. These intangibles are being amortized over their estimated useful lives or contractual lives as appropriate. The adoption of SFAS 142 in the first quarter of 2002 did not have a material impact on our consolidated financial position or results of operations.

         Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), which was released in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and their associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of intangible long-lived assets that result from the acquisition, construction, development, or normal use of the asset. The enterprise is also required to record a corresponding increase to the carrying amount of the related long-lived asset (i.e. the associated asset retirement cost) and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e. accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Because of the extensive use of estimates, most enterprises will record a gain or loss when they settle the obligation. We are required to adopt SFAS 143 for our fiscal year beginning January 1, 2003; we do not expect the adoption of SFAS 143 to have a material impact on our consolidated financial position or results of operations.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 changes the accounting for long-lived assets by requiring that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell whether included in reporting continuing operations or in discontinued operations. SFAS 144, which replaces SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of," is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on our consolidated financial position or results of operations.

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, "Accounting for Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS 146 is not expected to have a material impact on our consolidated financial position or results of operations.

Results of Operations

     Revenues

         Revenues from collaborative agreements for the three and six months ended June 30, 2002 were $1.6 million and $2.3 million, respectively, compared to $0.3 million and $0.6 million for the corresponding periods in 2001. The increases are attributable to our agreement with Wyeth Pharmaceuticals, which we entered into in December 2001. For the three and six months ended June 30, 2002, we recognized revenue of $1.2 million and $1.7 million, respectively, from Wyeth. As a result of Wyeth's termination, we expect to recognize revenue of approximately $2.1 million during the quarter ending September 30, 2002, and no additional revenue thereafter from this agreement. Of the $2.1 million, $0.9 million is non-cash, and represents the remaining amortization of the $1.0 million up-front fee, which we received from Wyeth and deferred on our consolidated balance sheet in December 2001, as required under SAB 101. Our other revenues during 2002 were primarily from our collaboration with Wyeth Nutritionals. Our revenues in the first six months of 2001 were primarily related to our agreement with Bristol-Myers.

     Operating Expenses

         Research and development expenses for the three and six months ended June 30, 2002 were $5.0 million and $8.7 million, respectively, compared to $3.9 million and $7.1 million for the corresponding periods in 2001. The increases during the 2002 periods were primarily attributable to increases in the number of employees engaged in research and development and associated expenses.

         Marketing, general and administrative expenses for the three and six months ended June 30, 2002 were $3.2 million and $5.8 million, respectively, compared to $2.1 million and $3.8 million for the corresponding periods in 2001. The 2002 periods contained higher payroll, legal, and consulting expenses than the comparable 2001 periods.

         During the three and six months ended June 30, 2002, we incurred severance charges of $0.3 million and $2.7 million, respectively, compared to $0.4 million for the three and six months ended June 30, 2001. Of the $2.7 million incurred in 2002, $1.6 million is a non-cash charge related to stock option modifications for an agreement entered into with one of our executive officers in connection with his retirement.

     Interest Income and Expense

         Interest income for the three and six months ended June 30, 2002 was $0.4 million and $0.8 million, respectively, compared to $1.0 million and $2.4 million for the corresponding periods in 2001. The decreases were due to lower average cash, cash equivalents, and marketable securities balances and lower interest rates during the 2002 periods.

         Interest expense for the three and six months ended June 30, 2002 was $42,000 and $82,000, respectively, compared to $68,000 and $167,000 for the corresponding periods in 2001. The decreases were due to lower interest rates and lower average loan balances during the 2002 periods.

     Net Loss

         Our net loss for the three and six months ended June 30, 2002 was $6.5 million and $14.1 million, respectively, compared to $5.2 million and $8.5 million for the corresponding periods in 2001, for the reasons described above.

Item 3.       Quantitative and Qualitative Disclosure About Market Risk

         Our holdings of financial instruments are comprised primarily of government agency securities. All such instruments are classified as securities held to maturity. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities, while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest in the shorter-end of the maturity spectrum. As of June 30, 2002, we held $47.5 million in FNMA Discount notes with original maturities ranging from 91 to 338 days. The balance of our investment portfolio was held in money market securities. The approximate principal amount and weighted-average interest rate per year of our investment portfolio as of June 30, 2002 was $54.1 million and 2.1%, respectively.

         We have exposure to changing interest rates on our taxable and tax-exempt bonds, and we are currently not engaged in hedging activities. Interest on approximately $6.2 million of outstanding indebtedness is at an interest rate that varies weekly, depending on the market rates for AA-rated taxable and tax-exempt obligations. During the quarter ended June 30, 2002, the weighted-average, effective interest rate was approximately 3.3% per year.

PART II.      OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

         A.   Our Annual Meeting of Stockholders was held on June 25, 2002.

         B.   The motions before stockholders were:

                     1.  To elect eight Directors.

                                                          Votes      Votes       Votes                     Broker
                         Name of Director                  For      Against    Withheld    Abstentions    Nonvotes
                         ----------------                  ---      -------    --------    -----------    --------
                         Stephen A. Roth, Ph.D.         12,456,981    --       459,298          --           --
                         C. Boyd Clarke                 12,139,632    --       776,647          --           --
                         William F. Hamilton, Ph.D.     12,456,981    --       459,298          --           --
                         Douglas J. MacMaster, Jr.      12,456,981    --       459,298          --           --
                         P. Sherrill Neff               12,456,981    --       459,298          --           --
                         Mark H. Rachesky, M.D.         12,456,981    --       459,298          --           --
                         Lowell E. Sears                12,456,981    --       459,298          --           --
                         Elizabeth H. S. Wyatt          12,456,981    --       459,298          --           --

                     2. To approve and adopt our Amended and Restated 1995 Stock Option/Stock Issuance Plan to increase the number of shares authorized for issuance under the plan.

                         Votes For                           4,899,981
                         Votes Against                       2,020,597
                         Votes Withheld                             --
                         Abstentions                            22,989
                         Broker Nonvotes                     5,972,712


                     3. To approve and adopt an amendment to our Employee Stock Purchase Plan to increase the number of shares authorized for issuance under the plan.

                         Votes For                           6,363,179
                         Votes Against                         559,957
                         Votes Withheld                             --
                         Abstentions                            20,431
                         Broker Nonvotes                     5,972,712


Item 6.       Exhibits and Reports on Form 8-K.

              (a) List of Exhibits:

                  99.1 Neose Technologies, Inc. 1995 Amended and Restated Stock Option/Stock Issuance Plan, amended as of June 25, 2002 (incorporated by reference to Appendix A of our Proxy Statement filed with the Securities and Exchange Commission on May 15, 2002).

                  99.2 Neose Technologies Employee Stock Purchase Plan, amended as of June 25, 2002, (incorporated by reference to Appendix B of our Proxy Statement filed with the Securities and Exchange Commission on May 15, 2002).

                  99.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  99.4 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K:

                  On April 4, 2002, we filed a Current Report on Form 8-K announcing the appointment of C. Boyd Clarke as president, chief executive officer, and director. The Current Report on Form 8-K was subsequently amended on April 29, 2002 and April 30, 2002.

                  On April 30, 2002, we filed a Current Report on Form 8-K disclosing that we had dismissed our independent accountants Arthur Andersen LLP, and that KPMG LLP had been retained as our independent accountants pursuant to authorization of our board of directors and audit committee. The Current Report on Form 8-K was subsequently amended on May 15, 2002.

                  On May 14, 2002, we filed a Current Report on Form 8-K disclosing that we were informed by Wyeth Pharmaceuticals that Wyeth does not intend to continue clinical development of their compound, rPSGL-Ig, for myocardial infarction and separately, we announced the appointment of Elizabeth H. S. Wyatt to our board of directors.

                  On June 13, 2002, we filed a Current Report on Form 8-K announcing an amendment to our Shareholder Rights Plan.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NEOSE TECHNOLOGIES, INC.


Date:  August 13, 2002                       By: /s/  A. Brian Davis
                                                 -------------------------------
                                                 A. Brian Davis
                                                 Principal Financial and
                                                 Accounting Officer