Form 10-Q
period 2002-09-30
NEOSE TECHNOLOGIES INC
filed 2002-11-13
CIK 877902

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-27718

NEOSE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3549286 (I.R.S. Employer Identification No.)

102 Witmer Road Horsham, Pennsylvania (Address of principal executive offices)	19044 (Zip Code)

(215) 315-9000
(Registrant’s telephone number, including area code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

             Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,324,279 shares of common stock, $.01 par value, were outstanding as of October 31, 2002.

NEOSE TECHNOLOGIES, INC.
(a development-stage company)

INDEX

			Page

PART I.	FINANCIAL INFORMATION:

	Item 1.	Financial Statements (unaudited)

		Consolidated Balance Sheets at December 31, 2001 and September 30, 2002	3

		Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2002, and for the period from inception through September 30, 2002	4

		Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2002, and for the period from inception through September 30, 2002	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	16

	Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION:

	Item 6.	Exhibits and Reports on Form 8-K	18

SIGNATURES	19

PART I.      FINANCIAL INFORMATION

Item 1.	Financial Statements

NEOSE TECHNOLOGIES, INC.
(a development-stage company)

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share amounts)

	December 31, 2001	September 30, 2002

Assets

Current assets:
Cash and cash equivalents	$76,245	$5,186
Marketable securities	—	37,863
Restricted funds	902	676
Accounts receivable	1,388	2,385
Prepaid expenses and other current assets	247	767

Total current assets	78,782	46,877
Property and equipment, net	22,649	35,752
Acquired intellectual property, net	3,105	2,657
Other assets	1,250	1,381

Total assets	$105,786	$86,667

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$1,100	$1,200
Accounts payable	719	1,220
Accrued compensation	855	1,695
Accrued expenses	2,828	1,587
Deferred revenue	1,222	14

Total current liabilities	6,724	5,716
Other liabilities	16	45
Long-term debt	5,100	3,900

Total liabilities	11,840	9,661

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 30,000,000 shares authorized; 14,088,823 and 14,330,279 shares issued; 14,082,823 and 14,324,279 shares outstanding	141	143
Additional paid-in capital	176,124	178,896
Treasury stock, 6,000 shares at cost	(175)	(175)
Deferred compensation	(503)	(177)
Deficit accumulated during the development-stage	(81,641)	(101,681)

Total stockholders’ equity	93,946	77,006

Total liabilities and stockholders’ equity	$105,786	$86,667

The accompanying notes are an integral part of these consolidated financial statements.

NEOSE TECHNOLOGIES, INC.
(a development-stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,		Period from inception (January 17, 1989) to September 30,

	2001	2002	2001	2002	2002

Revenue from collaborative agreements	$330	$2,187	$934	$4,519	$17,152

Operating expenses:
Research and development	4,010	5,285	11,111	13,965	92,339
Marketing, general and administrative	1,883	3,197	5,640	8,977	44,793
Severance charges	—	—	440	2,722	3,292

Total operating expenses	5,893	8,482	17,191	25,664	140,424

Operating loss	(5,563)	(6,295)	(16,257)	(21,145)	(123,272)

Gain on sale of marketable security	—	—	—	—	6,120
Interest income	793	378	3,145	1,225	18,896
Interest expense	(54)	(38)	(221)	(120)	(3,425)

Net loss	$(4,824)	$(5,955)	$(13,333)	$(20,040)	$(101,681)

Basic and diluted net loss per share	$(0.34)	$(0.42)	$(0.95)	$(1.41)

Basic and diluted weighted-average shares outstanding	14,041	14,310	14,021	14,238

The accompanying notes are an integral part of these consolidated financial statements.

`NEOSE TECHNOLOGIES, INC.
(a development-stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended September 30, 2001 2002		Period from inception (January 17, 1989) to September 30, 2002

Cash flows from operating activities:
Net loss	$(13,333)	$(20,040)	$(101,681)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,769	1,687	12,421
Non-cash compensation	493	1,139	4,717
Common stock issued for non-cash and other charges	—	—	35
Changes in operating assets and liabilities:
Accounts receivable	245	(998)	(2,385)
Prepaid expenses and other current and non-current assets	(249)	(650)	(898)
Accounts payable	(49)	501	1,220
Accrued compensation	33	840	1,695
Accrued expenses	(710)	(1,257)	(895)
Deferred revenue	(125)	(1,208)	14
Other liabilities	—	45	45

Net cash used in operating activities	(11,926)	(19,941)	(85,712)

Cash flows from investing activities:
Purchases of property and equipment	(4,937)	(14,794)	(43,351)
Proceeds from sale-leaseback of equipment	—	—	1,382
Purchases of marketable securities	(103,465)	(68,412)	(392,739)
Proceeds from sales of marketable securities	—	—	11,467
Proceeds from maturities of and other changes in marketable securities	85,397	31,000	343,860
Purchase of acquired technology	—	—	(4,550)
Investment in equity securities	(310)	—	(1,250)

Net cash used in investing activities	(23,315)	(52,206)	(85,181)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	11,955
Repayment of debt	(1,100)	(1,100)	(8,152)
Restricted cash related to debt	267	227	(604)
Proceeds from issuance of preferred stock, net	—	—	29,497
Proceeds from issuance of common stock, net	—	—	136,840
Proceeds from exercise of stock options and warrants	706	1,961	6,790
Acquisition of treasury stock	—	—	(175)
Dividends paid	—	—	(72)

Net cash provided by (used in) financing activities	(127)	1,088	176,079

Net increase (decrease) in cash and cash equivalents	(35,368)	(71,059)	5,186
Cash and cash equivalents, beginning of period	66,989	76,245	—

Cash and cash equivalents, end of period	$31,621	$5,186	$5,186

Supplemental disclosure of cash flow information:
Cash paid for interest	$243	$86	$3,389

Non-cash investing activities:
Accrued property & equipment	$—	$—	$2,438

Non-cash financing activities:
Issuance of common stock for dividends	$—	$—	$90

Issuance of common stock to employees in lieu of cash compensation	$—	$—	$44

The accompanying notes are an integral part of these consolidated financial statements.

NEOSE TECHNOLOGIES, INC.
(a development-stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.       Basis of Presentation

         We have used accounting principles generally accepted in the United States for interim financial information to prepare unaudited consolidated financial statements:

•	As of September 30, 2002;

•	For the three and nine months ended September 30, 2001 and 2002; and

•	For the period from inception (January 17, 1989) to September 30, 2002.

         Our unaudited consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete consolidated financial statements. In our opinion, the unaudited information includes all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. You should not base your estimate of our results of operations for 2002 solely on our results of operations for the three and nine months ended September 30, 2002. You should read these unaudited consolidated financial statements in combination with:

•	The other Notes in this section;

•	“Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in the following section; and

•	The Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2001.

         Certain prior year amounts have been reclassified to conform to our current year presentation.

2.       Revenue Recognition

         Revenue from collaborative agreements consists of up-front fees, research and development funding, and milestone payments. We recognize revenues from these agreements consistent with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” issued by the Securities and Exchange Commission in December 1999. Non-refundable up-front fees are deferred and amortized to revenue over the expected performance period. Periodic payments for research and development activities are recognized over the period in which we perform those activities under the terms of each agreement. Revenue resulting from the achievement of substantive milestone events stipulated in the agreements is recognized when the milestone is achieved. We comply with SAB 101, although its application to non-refundable up-front fees does not accurately reflect our access to such funds.

During the three and nine months ended September 30, 2002, we recognized $2.1 million and $3.7 million, respectively, related to our collaboration with Wyeth Pharmaceuticals, which was terminated in September 2002. Of the $2.1 million recognized in the third quarter, $0.9 million was non-cash, and represented the remaining amortization of a $1.0 million up-front fee, which we received from Wyeth in December 2001. As required under SAB 101, we deferred the up-front fee and began to amortize this amount as revenue over the expected performance period of the Wyeth agreement. Upon termination of the Wyeth agreement in the third quarter, the unamortized portion of the up-front fee was recognized as revenue.

3.       Severance Charges

         In May 2002, we incurred severance charges of approximately $0.3 million in connection with the termination of employees from various departments. As of September 30, 2002, all amounts had been paid.

         In March 2002, we entered into a Separation and Consulting Agreement with Stephen A. Roth, Ph.D., who was the Chief Executive Officer of the Company. Under this agreement, we agreed to provide medical benefits to Dr. Roth and to pay him $39,622 per month for twelve months. On or before the first anniversary of the agreement, Dr. Roth may agree to extend his non-competition and non-solicitation commitments for two additional years by entering into a separate non-competition agreement. If he does so, the Company will continue his medical benefits for six additional months, extend the $39,622 monthly payments for 24 additional months and, for purposes of stock option vesting and exercisability, treat Dr. Roth as remaining in service to the Company until the third anniversary of his resignation as Chief Executive Officer of the Company (or until the end of his service as a director, if later). We have recognized $0.3 million in severance charges related to this agreement during the three months ended March 31, 2002, and the remaining payment of $0.2 million is being recognized over the one-year term of the agreement.

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

4.       Net Loss Per Share

         Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of securities into common stock. For the nine months ended September 30, 2001 and 2002, the effects of the exercise of outstanding stock options and warrants to purchase 2,695,967 and 3,673,319 shares, respectively, were antidilutive; accordingly, they were excluded from the calculation of diluted earnings per share.

5.       Comprehensive Loss

         Our comprehensive loss for the nine months ended September 30, 2001 and 2002 was approximately $13.3 million and $20.0 million, respectively. Comprehensive loss is comprised of net loss and other comprehensive income or loss. For the periods reported, there are no separate sources of other comprehensive income or loss.

6.       Recent Accounting Pronouncements

         Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), which was released in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and their associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of intangible long-lived assets that result from the acquisition, construction, development, or normal use of the asset. The enterprise is also required to record a corresponding increase to the carrying amount of the related long-lived asset (i.e. the associated asset retirement cost) and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e. accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Because of the extensive use of estimates, most enterprises will record a gain or loss when they settle the obligation. We are required to adopt SFAS 143 for our fiscal year beginning January 1, 2003; we do not expect the adoption of SFAS 143 to have a material impact on our consolidated financial position or results of operations.

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, “Accounting for Exit or Disposal Activities” (SFAS No. 146). SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS 146 is not expected to have a material impact on our consolidated financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995:

         This report and the documents incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report and the documents incorporated herein by reference, the words “anticipate,” “believe,” “estimate,” “may,” “expect,” “intend,” and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements include, among others, the statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations about our:

•	expectations for increases in operating expenses;

•
expectations for increases in research and development, and marketing, general and administrative expenses in order to develop products, manufacture commercial quantities of products and commercialize our technology;

•	expectations for the development, manufacturing, and approval of new products, including our own proprietary products;

•	expectations for incurring additional capital expenditures to expand our manufacturing capabilities;

•	expectations for generating revenue or becoming profitable on a sustained basis;

•	ability to enter into additional collaboration agreements and the ability of our existing collaboration partners to commercialize products incorporating our technologies;

•	estimate of the sufficiency of our existing cash and cash equivalents and investments to finance our operating and capital requirements;

•	expected losses; and

•	expectations for future capital requirements.

         Our actual results could differ materially from those results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect our actual results include the following:

•	our ability to develop and commercialize any products or technologies;

•	our ability to enter into and maintain collaborative arrangements;

•	our ability to attract and retain key personnel;

•	our ability to develop commercial-scale manufacturing processes;

•	our ability to obtain adequate sources of proteins and reagents;

•	our ability to expand and protect our intellectual property;

•	unanticipated cash requirements to support current operations or research and development; and

•	general economic conditions.

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

         You should read this section in combination with the Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2001, included in our Annual Report on Form 10-K and in our 2001 Annual Report to Stockholders.

Overview

         Neose develops proprietary technologies for using enzymes to manufacture complex carbohydrates. Neose is using its broad technology base to develop novel and improved products for itself and its partners, primarily focusing on protein therapeutics.

         Neose markets its technology for improving protein drugs under the names GlycoAdvance™ and GlycoPEGylation™. We use GlycoAdvance™ to modify the complex carbohydrate structures on therapeutic glycoproteins. We are also developing our technology to create novel glycosylation patterns. Our GlycoPEGylation technology is used to link polyethylene glycol to the carbohydrate structures of glycoproteins. The application of these technologies to proteins potentially results in improved clinical activity and pharmacokinetic profile, enhanced drug development flexibility, stronger and additional patent claims, and yield improvements.

         We are implementing a new strategic plan that increases our emphasis on the development of improved proteins. Although we are continuing to pursue opportunities to use our proprietary technologies to improve the clinical profile of others’ proteins, or to improve the manufacturing consistency or yield of others’ proteins, we are also focusing on the development of our own proprietary products.

         As we move forward with this strategy, we are modifying our business development strategy for using our proprietary technologies in collaboration with others. Previously, we sought collaborations in which the commercial terms were negotiated prior to conducting the initial research and development phase. We are now seeking to work with collaborators first under a discrete research and development agreement. We believe that the value of our technologies to a specific project may be more easily quantified upon completion of the research and development phase, which will allow us to negotiate commercial terms more effectively.

         Under this type of research and development agreement, we anticipate receiving a combination of upfront fees, funding of our research and development costs, and, if the research achieves predefined success criteria, milestone payments. In October 2002, we entered into two research and development agreements with Novo Nordisk, one focusing on the use of GlycoAdvance and the other on the use of GlycoPEGylation. We do not expect the revenues or expenses related to these agreements, or to other such research and development agreements, to have a material impact on our consolidated financial position or results of operations, at least until such time as we enter into a broader commercial agreement.

         We are also continuing to explore the use of our technology to enable the development of carbohydrate-based therapeutics, and the development of novel carbohydrate food and nutritional ingredients.

         Neose was initially incorporated in January 1989, and began operations in October 1990. We have incurred operating losses each year since inception. As of September 30, 2002, we had an accumulated deficit of approximately $101.7 million. We expect additional losses for some time as we expand research and development efforts, manufacturing scale-up activities, and marketing activities.

Critical Accounting Policies

         Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of our Form 10-K. We believe our most critical accounting policies relate to recognition of revenue, impairment of long-lived assets, and income taxes.

Revenue Recognition

         Revenue from collaborative agreements consists of up-front fees, research and development funding, and milestone payments. We recognize revenues from these agreements consistent with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, issued by the Securities and Exchange Commission in December 1999. Non-refundable up-front fees are deferred and amortized to revenue over the expected performance period. Periodic payments for research and development activities are recognized over the period in which we perform those activities under the terms of each agreement. Revenue resulting from the achievement of substantive milestone events stipulated in the agreements is recognized when the milestone is achieved. We comply with SAB 101, although its application to non-refundable up-front fees does not accurately reflect our access to such funds.

Impairment of Long-Lived Assets

         As required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), we assess the recoverability of any long-lived assets for which an indicator of impairment exists. Specifically, we calculate, and recognize, any impairment losses by comparing the carrying value of these assets to our estimate of the undiscounted future operating cash flows. Although our current and historical operating and cash flows are indicators of impairment, we believe the future cash flows to be received from our long-lived assets will exceed the assets’ carrying value. Accordingly, we have not recognized any impairment losses through September 30, 2002.

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

Liquidity and Capital Resources

         We have incurred operating losses each year since our inception. As of September 30, 2002, we had an accumulated deficit of approximately $101.7 million. We have financed our operations through private and public offerings of our securities, and revenues from our collaborative agreements. We had approximately $43.0 million in cash, cash equivalents, and marketable securities as of September 30, 2002, compared to approximately $76.2 million in cash and cash equivalents as of December 31, 2001. The decrease in 2002 was primarily attributable to the use of cash to fund our operating loss and capital expenditures.

         During the nine months ended September 30, 2002, we invested approximately $14.8 million in property, equipment, and building improvements. We anticipate additional capital expenditures during 2002 of approximately $2.0 million, of which approximately $0.7 million is to complete validation of additional cGMP manufacturing capacity in our Horsham, Pennsylvania facility.

         We have temporarily suspended plans to complete renovations of a nearby 40,000 square foot facility in Horsham, Pennsylvania, which we leased in February 2002. During the nine months ended September 30, 2002, we invested approximately $3.8 million in renovating the facility. By putting the renovations on hold, we will not incur in 2002 an additional $7.0 million that was originally intended to complete the renovations. If we ultimately decide to cancel the project, or significantly change its scope, the investment of $3.8 million will be charged to our Statements of Operations. If we resume the project and complete the planned renovations, we may incur additional costs of approximately $1.0 million to restart the project. If we complete the project, we plan to relocate our non-cGMP research laboratories and corporate office space from our current facility in Horsham, Pennsylvania into the new facility, leaving our current facility available for future expansion of our cGMP manufacturing capacity. We expect to finance the cost of this capital project by a combination of equipment leasing and cash and marketable securities from our consolidated balance sheet, or other sources, as they become available.

         In December 2001, we entered into a research, development and license agreement with Wyeth Pharmaceuticals, a division of Wyeth, for the use of our GlycoAdvance technology to develop an improved production process for Wyeth’s biopharmaceutical compound, recombinant PSGL-Ig (P-selectin glycoprotein ligand). On May 9, 2002, Neose learned of Wyeth’s decision to discontinue the development of rPSGL-Ig for the treatment of myocardial infarction. Their decision was unrelated to the performance of our GlycoAdvance technology. Wyeth subsequently notified us of the termination of the agreement, effective September 2002. We expect to receive no further revenues from this collaboration and, therefore, expect our revenues in the fourth quarter of 2002 to decrease significantly compared to the third quarter of 2002.

         For the three and nine months ended September 30, 2002, we recognized revenue of $2.1 million and $3.7 million, respectively, from Wyeth. Of the $2.1 million recognized in the third quarter, $0.9 million is non-cash, and represents the remaining amortization of the $1.0 million up-front fee, which we received from Wyeth in December 2001. As required under SAB 101, we recorded a deferral on our consolidated balance sheet upon receipt of the up-front fee from Wyeth, and recognized as revenue in the third quarter upon termination of the agreement the unamortized portion of the up-front fee.

         In 2001, we announced a stock repurchase program authorizing the repurchase of up to one million shares of common stock in the open market at times and prices that we consider appropriate. During 2001, we purchased 6,000 shares of common stock in the open market for approximately $0.2 million. We have made no purchases during 2002.

         In 1997, we issued, through the Montgomery County (Pennsylvania) Industrial Development Authority, $9.4 million of taxable and tax-exempt bonds, of which $5.1 million remained outstanding as of September 30, 2002. The bonds were issued to finance the purchase of our current headquarters building and the construction of a pilot-scale manufacturing facility within our building. The bonds are supported by an AA-rated letter of credit, and a reimbursement agreement between our bank and the letter of credit issuer. The interest rate on the bonds varies weekly, depending on market rates for AA-rated taxable and tax-exempt obligations, respectively. During the quarter ended September 30, 2002, the weighted-average, effective interest rate was 2.8% per year, including letter-of-credit and other fees. The terms of the bond issuance provide for monthly, interest-only payments and a single repayment of principal at the end of the twenty-year life of the bonds. However, under our agreement with our bank, we are making monthly payments to an escrow account to provide for an annual prepayment of principal. As of September 30, 2002, we had restricted funds relating to the bonds of approximately $0.7 million, which consisted of our monthly payments to an escrow account plus interest earned on the balance of the escrow account.

         To provide credit support for this arrangement, we have given a first mortgage on the land, building, improvements, and certain machinery and equipment to our bank. We have also agreed to a covenant to maintain a minimum required cash and short-term investments balance of at least two times the current loan balance. As of September 30, 2002, we were required to maintain a cash and short-term investments balance of $10.2 million. If we fail to comply with this covenant, we are required to deposit with the lender cash collateral up to, but not more than, the loan’s unpaid balance.

         We believe that our existing cash and marketable securities, expected revenue from collaborations and license arrangements, and interest income should be sufficient to meet our operating and capital requirements through at least 2003, although changes in our collaborative relationships or our business, whether or not initiated by us, and general economic conditions may cause us to deplete our cash and marketable securities sooner than the above estimate. The timing and amount of our future capital requirements and the adequacy of available funds will depend on many factors, including the progress of our proprietary product programs and if, or when, any products manufactured using our technology are commercialized.

Joint Venture with McNeil Nutritionals

         We have a joint venture with McNeil Nutritionals to develop bulking agents for use in the food industry. We account for our investment in the joint venture under the equity method, under which we recognize our share of the income and losses of the joint venture. In 1999, we reduced the carrying value of our initial investment in the joint venture of approximately $0.4 million to zero to reflect our share of the joint venture’s losses. We recorded this amount as research and development expense in our consolidated statements of operations. We will record our share of post-1999 losses of the joint venture, however, only to the extent of our actual or committed investment in the joint venture.

         The joint venture developed a process for making fructooligosaccharides and constructed a pilot facility in Athens, Georgia. In 2001, the joint venture closed the pilot facility and is exploring establishing a manufacturing arrangement with a third party to produce this or other bulking agents.

         During the three and nine months ended September 30, 2002, Neose supplied to the joint venture research and development services and supplies, which cost approximately $31,000 and $236,000, respectively. These amounts have been reflected as a reduction of research and development expense in our consolidated statements of operations. As of September 30, 2002, the joint venture owed Neose approximately $31,000. We expect to provide significantly fewer research and development services during 2002 compared to prior years, thereby significantly reducing our expected reimbursement from the joint venture.

         If the joint venture becomes profitable, we will recognize our share of the joint venture’s profits only after the amount of our capital contributions to the joint venture is equivalent to our share of the joint venture’s accumulated losses. As of September 30, 2002, the joint venture had an accumulated loss since inception of approximately $10.1 million. Until the joint venture is profitable, McNeil Nutritionals is required to fund, as a non-recourse, no-interest loan, all of the joint venture’s aggregate capital expenditures in excess of an agreed-upon amount, and all of the joint venture’s operating losses. The loan balance would be repayable by the joint venture to McNeil Nutritionals over a seven-year period commencing on the earlier of September 30, 2006 or the date on which Neose attains a 50% ownership interest in the joint venture after having had a lesser ownership interest. In the event of any dissolution of the joint venture, the loan balance would be payable to McNeil Nutritionals before any distribution of assets to us. As of September 30, 2002, the joint venture owed McNeil Nutritionals approximately $8.5 million.

         If we and McNeil Nutritionals agree that the joint venture should build additional production facilities, and we wish to have a 50% ownership interest in the joint venture, we would be required to invest up to $8.9 million to fund half of such expenditures. However, we could elect to fund as little as $1.9 million of the cost of the facilities, so long as our aggregate investments in the joint venture are at least 15% of the joint venture’s aggregate capital expenditures. In this case, McNeil Nutritionals would fund the remainder of our half of the joint venture’s capital expenditures, and our ownership percentage would be proportionately reduced. We do not currently intend to commit the joint venture to make any further investments in facilities.

Recent Accounting Pronouncements

         Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), which was released in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and their associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of intangible long-lived assets that result from the acquisition, construction, development, or normal use of the asset. The enterprise is also required to record a corresponding increase to the carrying amount of the related long-lived asset (i.e. the associated asset retirement cost) and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e. accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Because of the extensive use of estimates, most enterprises will record a gain or loss when they settle the obligation. We are required to adopt SFAS

143 for our fiscal year beginning January 1, 2003; we do not expect the adoption of SFAS 143 to have a material impact on our consolidated financial position or results of operations.

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, “Accounting for Exit or Disposal Activities” (SFAS No. 146). SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS 146 is not expected to have a material impact on our consolidated financial position or results of operations.

Results of Operations

Revenues

         Revenues from collaborative agreements for the three and nine months ended September 30, 2002 were $2.2 million and $4.5 million, respectively, compared to $0.3 million and $0.9 million for the corresponding periods in 2001. The increases are attributable to our agreement with Wyeth Pharmaceuticals, which has been terminated. For the three and nine months ended September 30, 2002, we recognized revenue of $2.1 million and $3.7 million, respectively, from Wyeth Pharmaceuticals. Of the $3.7 million recognized through September 30, 2002, $1.0 million is non-cash, and represents the amortization of the $1.0 million up-front fee, which we received from Wyeth and deferred on our Consolidated Balance Sheet, as required under SAB 101. Our other revenues during 2002, and our revenues for the first nine months of 2001, were primarily related to research funding under our agreement with Wyeth Nutritionals.

Operating Expenses

         Research and development expenses for the three and nine months ended September 30, 2002 were $5.3 million and $14.0 million, respectively, compared to $4.0 million and $11.1 million for the corresponding periods in 2001. The increases during the 2002 periods were primarily attributable to increases in the number of employees as well as increased supplies and service expenses.

         Marketing, general and administrative expenses for the three and nine months ended September 30, 2002 were $3.2 million and $9.0 million, respectively, compared to $1.9 million and $5.6 million for the corresponding periods in 2001. The 2002 periods contained higher payroll, legal, and consulting expenses than the comparable 2001 periods.

         During the nine months ended September 30, 2002, we incurred severance charges of $2.7 million compared to $0.4 million for the nine months ended September 30, 2001. Of the $2.7 million incurred in 2002, $1.6 million is a non-cash charge related to stock option modifications for an agreement entered into with one of our officers in connection with his retirement.

Interest Income and Expense

         Interest income for the three and nine months ended September 30, 2002 was $0.4 million and $1.2 million, respectively, compared to $0.8 million and $3.1 million for the corresponding periods in 2001. The decreases were due to lower average cash, cash equivalents, and marketable securities balances and lower interest rates during the 2002 periods.

         Interest expense for the three and nine months ended September 30, 2002 was $38,000 and $120,000, respectively, compared to $54,000 and $221,000 for the corresponding periods in 2001. The decreases were due to lower interest rates and lower average loan balances during the 2002 periods.

Net Loss

         Our net loss for the three and nine months ended September 30, 2002 was $6.0 million and $20.0 million, respectively, compared to $4.8 million and $13.3 million for the corresponding periods in 2001, for the reasons described above.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

         Our holdings of financial instruments are comprised primarily of government agency securities. All such instruments are classified as securities held to maturity. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities, while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest in the shorter-end of the maturity spectrum. As of September 30, 2002, we held $37.9 million in FNMA Discount notes with original maturities ranging from 182 to 338 days. The balance of our investment portfolio was held in money market securities. The approximate principal amount and weighted-average interest rate per year of our investment portfolio as of September 30, 2002 was $42.0 million and 2.1%, respectively.

         We have exposure to changing interest rates on our taxable and tax-exempt bonds, and we are currently not engaged in hedging activities. Interest on approximately $5.1 million of outstanding indebtedness is at an interest rate that varies weekly, depending on the market rates for AA-rated taxable and tax-exempt obligations. During the quarter ended September 30, 2002, the weighted-average, effective interest rate was approximately 2.8% per year.

Item 4.	Controls and Procedures

         Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.      OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

(a) List of Exhibits:

3.2 Second Amended and Restated By-Laws of Neose Technologies, Inc.

10.1 Form of Change of Control Agreement Between Neose Technologies, Inc. and Certain Executive Officers.

10.2 Change of Control Agreement Between Neose Technologies, Inc. and Debra J. Poul, dated October 7, 2002.

10.3 Employment Letter Agreement Between Neose Technologies, Inc. and Robert I. Kriebel, dated August 15, 2002.

10.4 Change of Control Agreement Between Neose Technologies, Inc. and Robert I. Kriebel, dated October 7, 2002.

10.5 Employment Agreement between Neose Technologies, Inc. and Joseph J. Villafranca, dated September 12, 2002.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOSE TECHNOLOGIES, INC.
Date: November 13, 2002	By:	/s/ ROBERT I. KRIEBEL

Robert I. Kriebel Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

CERTIFICATIONS

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, C. Boyd Clarke, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Neose Technologies, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002	/s/ C. BOYD CLARKE

Date	C. Boyd Clarke President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Robert I. Kriebel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Neose Technologies, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002	/s/ ROBERT I. KRIEBEL

Date	Robert I. Kriebel Senior Vice President and Chief Financial Officer