Form 10-Q
period 2003-03-31
NEOSE TECHNOLOGIES INC
filed 2003-05-13
CIK 877902

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 0-27718

NEOSE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3549286

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

102 Witmer Road
Horsham, Pennsylvania	19044

(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

               Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  17,211,099 shares of common stock, $.01 par value, were outstanding as of April 30, 2003.

NEOSE TECHNOLOGIES, INC.
(a development-stage company)

PART I.     FINANCIAL INFORMATION

Item 1.        Financial Statements

NEOSE TECHNOLOGIES, INC.
(a development-stage company)

BALANCE SHEETS
(unaudited)
(in thousands, except per share amounts)

	December 31, 2002	March 31, 2003

Assets
Current assets:
Cash and cash equivalents	$31,088	$32,072
Marketable securities	9,952	18,276
Restricted funds	977	1,279
Prepaid expenses and other current assets	558	1,446

Total current assets	42,575	53,073
Property and equipment, net	36,508	35,856
Acquired intellectual property, net	2,507	2,358
Other assets	1,502	2,384

Total assets	$83,092	$93,671

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,851	$2,678
Accounts payable	1,127	871
Accrued compensation	1,339	1,190
Accrued expenses	1,880	1,590
Deferred revenue	320	320

Total current liabilities	6,517	6,649
Long-term debt	5,560	7,572
Other liabilities	330	751

Total liabilities	12,407	14,972

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 30,000 shares authorized; 14,330 and 17,214 shares issued; 14,324 and 17,208 shares outstanding	143	172
Additional paid-in capital	178,945	195,320
Treasury stock, 6 shares at cost	(175)	(175)
Deferred compensation	(170)	(140)
Deficit accumulated during the development-stage	(108,058)	(116,478)

Total stockholders’ equity	70,685	78,699

Total liabilities and stockholders’ equity	$83,092	$93,671

The accompanying notes are an integral part of these financial statements.

NEOSE TECHNOLOGIES, INC.
(a development-stage company)

STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,		Period from inception (January 17, 1989) to March 31, 2003

	2002	2003

Revenue from collaborative agreements	$771	$70	$17,516

Operating expenses:
Research and development	5,835	5,619	105,295
Marketing, general and administrative	2,920	3,005	52,079

Total operating expenses	8,755	8,624	157,374

Operating loss	(7,984)	(8,554)	(139,858)
Other income	—	—	7,773
Interest income	389	170	18,948
Interest expense	—	(37)	(3,342)

Net loss	$(7,595)	$(8,421)	$(116,479)

Basic and diluted net loss per share	$(0.54)	$(0.53)

Weighted-average shares outstanding used in computing basic and diluted net loss per share	14,120	15,801

The accompanying notes are an integral part of these financial statements.

NEOSE TECHNOLOGIES, INC.
(a development-stage company)
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended March 31,		Period from inception (January 17, 1989) to March 31, 2003

	2002	2003

Cash flows from operating activities:
Net loss	$(7,595)	$(8,421)	$(116,479)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	665	1,048	14,157
Non-cash compensation	1,560	—	4,773
Common stock issued for non-cash and other charges	—	—	35
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	203	(888)	(1,698)
Accounts payable	(41)	(256)	871
Accrued compensation	301	(612)	771
Accrued expenses	(1,984)	(249)	1,529
Deferred revenue	(104)	—	320
Other liabilities	—	2	332

Net cash used in operating activities	(6,995)	(9,376)	(95,389)

Cash flows from investing activities:
Purchases of property and equipment	(3,995)	(353)	(47,461)
Proceeds from sale-leaseback of equipment	—	—	1,382
Purchases of marketable securities	—	(18,259)	(402,997)
Proceeds from sales of marketable securities	—	—	11,467
Proceeds from maturities of and other changes in marketable securities	—	10,000	373,860
Purchase of acquired technology	—	—	(4,550)
Investment in equity securities	—	—	(1,250)

Net cash used in investing activities	(3,995)	(8,612)	(69,549)

Cash flows from financing activities:
Proceeds from issuance of debt	—	2,954	17,170
Repayment of debt	—	(115)	(8,267)
Restricted cash related to debt	(278)	(302)	(1,208)
Proceeds from issuance of preferred stock, net	—	—	29,497
Proceeds from issuance of common stock, net	—	16,435	153,659
Proceeds from exercise of stock options and warrants	798	—	6,406
Acquisition of treasury stock	—	—	(175)
Dividends paid	—	—	(72)

Net cash provided by financing activities	520	18,972	197,010

Net increase (decrease) in cash and cash equivalents	(10,470)	984	32,072
Cash and cash equivalents, beginning of period	76,245	31,088	—

Cash and cash equivalents, end of period	$65,775	$32,072	$32,072

The accompanying notes are an integral part of these financial statements.

NEOSE TECHNOLOGIES, INC.
(a development-stage company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

We have used accounting principles generally accepted in the United States for interim financial information to prepare our unaudited financial statements:

	•	As of March 31, 2003;
	•	For the three months ended March 31, 2002 and 2003; and
	•	For the period from inception (January 17, 1989) to March 31, 2003.

             Our unaudited financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. You should not base your estimate of our results of operations for 2003 solely on our results of operations for the three months ended March 31, 2003. You should read these unaudited financial statements in combination with:

•	The other Notes in this section;
•	“Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in the following section; and
•	The Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2002.

             Certain prior year amounts have been reclassified to conform to our current year presentation.

2.	Revenue Recognition

             Our revenue from collaborative agreements consists of up-front fees, research and development funding, and milestone payments. We recognize revenues from these agreements consistent with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), issued by the Securities and Exchange Commission. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. We estimate our performance period based on the specific terms of each collaborative agreement, but the actual performance period may vary. We adjust the performance periods based on available facts and circumstances. Periodic payments for research and development activities are recognized over the period that we perform those activities under the terms of each agreement. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based on the occurrence of a substantive element specified in the contract or as a measure of substantive progress towards completion under the contract.

             In January 2003, the Financial Accounting Standards Board issued Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). Our existing revenue recognition policy under SAB 101 of recognizing revenue from the achievement of substantive milestone events when such milestones are met, complies with EITF 00-21.

3.	Long-term Debt

             During the quarter ended March 31, 2003, we borrowed $2,954,000 secured by laboratory equipment. We are required to make monthly principal and interest payments at an annual rate of 8.35% through September 2006.

4.	Stockholders’ Equity

             In February 2003, we sold 2,866,763 shares of common stock in a private placement to a group of institutional and individual investors at a price of $6.00 per share, generating net proceeds of $16,320,000.

             In January 2003, employees participating in our employee stock purchase plan purchased 16,724 shares of common stock at a total purchase price of $115,000.

5.	Severance Expense

             In March 2002, we entered into a Separation and Consulting Agreement with our former Chief Executive Officer, Stephen A. Roth. Under this agreement, we agreed to provide medical benefits to Dr. Roth and to pay him $39,622 per month for 12 months. During the quarter ended March 31, 2002, we recorded severance expense related to this agreement of $309,000, which represented the present value of his future benefit payments.

             Prior to March 29, 2003, Dr. Roth had the right to extend his non-competition and non-solicitation commitments for two additional years by entering into a separate non-competition agreement. Dr. Roth extended his commitments in March 2003 and, therefore, we will pay him $39,622 per month for 24 additional months and continue his stock option vesting and exercisability during the additional two-year period. During the quarter ended March 31, 2003, we recorded a liability of $882,000, which represented the present value of the future payments, and a corresponding asset for the value of the non-competition commitment. The asset will be amortized over the two-year term of the agreement.

             In January 2002, we entered into a retirement agreement with our Vice President, Research. Under the agreement, he terminated his employment effective June 30, 2002. We have committed to pay a retirement benefit over a five-year period. We will continue to provide Dr. McGuire health insurance benefits through December 31, 2003. During the quarter ended March 31, 2002, we recorded severance expense related to this agreement of $516,000, which represented the present value of his future retirement benefit. In addition, we extended the period during which he may exercise his stock options and recorded a non-cash severance charge of $1,608,000 associated with this option modification.

6.	Net Loss Per Share

             Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution from the exercise or conversion of securities into common stock. For the three months ended March 31, 2002 and 2003, the effects of the exercise of outstanding stock options and warrants to purchase 3,548,802 and 4,650,376 shares, respectively, were antidilutive; accordingly, they were excluded from the calculation of diluted net loss per share.

7.	Stock-based Compensation

             We apply the intrinsic value method of accounting for all stock-based employee compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations. We record deferred compensation for option grants to employees for the amount, if any, by which the market price per share exceeds the exercise price per share.

             We have elected to adopt only the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The following table illustrates the effect on our net loss and basic and diluted net loss per share if we had recorded compensation expense for the estimated fair value of our stock-based employee compensation, consistent with SFAS 123 (in thousands, except per share data):

Three Months Ended March 31,	2002	2003

Net loss – as reported	$(7,595)	$(8,421)
Add: Stock-based employee compensation expense included in reported net loss	28	11
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(2,892)	(3,870)

Net loss – pro forma	$(10,459)	$(12,280)

Basic and diluted net loss per share – as reported	$(0.54)	$(0.53)
Basic and diluted net loss per share – pro forma	$(0.74)	$(0.78)

8.	Supplemental Disclosure of Cash Flow Information

             The following table contains additional cash flow information for the periods reported.

	Three months ended March 31,		Period from inception (January 17, 1989) to March 31, 2003

	2002	2003

Supplemental disclosure of cash flow information:
Cash paid for interest	$30	$52	$3,497

Non- compete agreement	$—	$882	$882

Non-cash investing activities:
Increase / (decrease) in accrued property and equipment	$—	$(41)	$61

Non-cash financing activities:
Issuance of common stock for dividends	$—	$—	$90

Issuance of common stock to employees in lieu of cash compensation	$—	$—	$44

9.	Comprehensive Loss

             Our comprehensive loss for the three months ended March 31, 2002 and 2003 was $7,595,000 and $8,421,000, respectively. Comprehensive loss is comprised of net loss and other comprehensive income or loss.  For the periods reported, there are no separate sources of other comprehensive income or loss.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995:

             This report and the documents incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report and the documents incorporated herein by reference, the words “anticipate,” “believe,” “estimate,” “may,” “expect,” “intend,” and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements include, among others, the statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations about our:

•

estimate of the length of time that our existing cash, cash equivalents and marketable securities, expected revenue, and interest income will be adequate to finance our operating and capital requirements;

•	expected losses;
•	expectations for future capital requirements;
•	expectations for increases in operating expenses;
•	expectations for increases in research and development, and marketing, general and administrative expenses in order to develop products, manufacture commercial quantities of reagents and products, and commercialize our technology;
•	expectations for the development of an improved EPO and subsequent proprietary drug candidates;
•	expectations for incurring additional capital expenditures for renovations of our facilities;
•	expectations for generating revenue;
•	ability to enter into new or expanded collaboration agreements and the ability of our existing collaboration partners to develop and commercialize products incorporating our technologies.

             Our actual results could differ materially from those results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect our actual results include the following:

•	our ability to obtain the funds necessary for our operations;
•	our ability to develop and commercialize any therapeutic proteins or to commercialize our technologies;
•	our ability to develop commercial-scale manufacturing processes;
•	our ability to enter into and maintain collaborative arrangements;
•	our ability to obtain adequate sources of proteins and reagents;
•	our ability to expand and protect our intellectual property and to operate without infringing the rights of others;
•	our ability to compete successfully in an intensely competitive field;
•	our ability to attract and retain key personnel; and
•	general economic conditions.

             These and other risks and uncertainties that could affect our actual results are discussed in this report and in our other filings with the Securities and Exchange Commission, particularly the section of Part II of our Annual Report on Form 10-K for the year ended December 31, 2002, entitled “Factors Affecting the Company’s Prospects.”  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements other than as required by applicable law.

             We do not undertake any duty to update after the date of this report any of the forward-looking statements in this report to conform them to actual results.

             You should read this section in combination with the Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2002, included in our Annual Report on Form 10-K and in our 2002 Annual Report to Stockholders.

Overview

             We are a biopharmaceutical company focused on improving glycoprotein therapeutics using our proprietary technologies. Most therapeutic proteins in development or on the market today are glycoproteins—proteins with carbohydrate structures attached.  These carbohydrates are important to the proper functioning of the proteins.  The process by which carbohydrates are attached to proteins is called “glycosylation.”  Manufacturing protein drugs using traditional biotech cell systems often results in the problem of incomplete glycosylation.  We are using our GlycoAdvance™, GlycoPEGylation™ and GlycoConjugation™ technologies to develop improved versions of currently marketed drugs with proven efficacy, to complete the natural glycosylation of proteins, and to improve therapeutic profiles of glycoproteins in development for our partners. We expect these next generation proteins to offer significant advantages over drugs that are now on the market, potentially including less frequent dosing and improved safety and efficacy. In addition to developing our own products or co-developing products with others, we expect to enter into strategic partnerships for including our technologies into the product design and manufacturing processes of other biotechnology and pharmaceutical companies. While our primary goal is protein drug development, our technologies offer multiple opportunities to participate in the evolving therapeutic protein market by addressing other challenges, such as manufacturing efficiency, manufacturing consistency, and the use of non-mammalian cell expression systems.

             As of March 31, 2003, we had an accumulated deficit of approximately $116.5 million. We expect additional losses in 2003 and over the next several years as we expand product research and development efforts, increase manufacturing scale-up activities and, potentially, begin sales and marketing activities.

Liquidity and Capital Resources

       Overview

             We have incurred operating losses each year since our inception. As of March 31, 2003, we had an accumulated deficit of approximately $116.5 million. We have financed our operations primarily through proceeds from private and public placements of equity securities.  We have also funded our operations to a lesser extent from interest earned on investments, proceeds from property and equipment financing, revenues from corporate collaborations and gains from the sale of investments. We had approximately $50.3 million in cash, cash equivalents and marketable securities as of March 31, 2003, compared to approximately $41.0 million in cash, cash equivalents and marketable securities as of December 31, 2002. The increase during 2003 was primarily attributable to the net proceeds from our February 2003 private placement as discussed below, offset by the use of cash to fund our operating loss and capital expenditures.

             In February 2003, we sold 2,866,763 shares of common stock in a private placement to a group of institutional and individual investors, generating net proceeds of $16,320,000. We believe that our existing cash, cash equivalents and marketable securities, expected revenue from collaborations and license arrangements, and interest income should be sufficient to meet our operating and capital requirements at least through the middle of 2004, although changes in our collaborative relationships or our business, whether or not initiated by us, may cause us to deplete our cash and marketable securities sooner than the above estimate. The timing and amount of our future capital requirements and the adequacy of available funds will depend on many factors, including if and when any products manufactured using our technology are commercialized.

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

       Capital Expenditures

             During the three months ended March 31, 2003, we invested $312,000 in property, equipment, and building improvements.  We anticipate additional capital expenditures during 2003 of approximately $3.2 million to $4.7 million, which excludes the impact of resuming the facility renovations described below. We may finance some or all of these capital expenditures through the issuance of new debt or equity. If we issue new debt, we may be required to maintain a minimum cash and investments balance, or to transfer cash into an escrow account to collateralize some portion of the debt, or both.

             We entered into a lease agreement in 2002 for a 40,000 square foot building, which we intended to convert into laboratory and office space for an expected cost of approximately $12.0 million. Later in 2002, we suspended plans to complete these renovations and we have not yet made a final decision as to when or if we will resume this project. Our property and equipment at March 31, 2003 includes approximately $4,027,000 in renovations to this facility. To the extent that we determine the partially completed renovations are of no future use to us, we would be required to recognize an impairment loss in our statement of operations. If we decide to resume the project, we anticipate expending an additional $8.0 million to restart the project and complete the renovations.

       Long-term Debt

             Montgomery County (Pennsylvania) IDA Bonds

             In 1997, we issued, through the Montgomery County (Pennsylvania) Industrial Development Authority, $9.4 million of taxable and tax-exempt bonds, of which $5.1 million remained outstanding as of March 31, 2003. The bonds were issued to finance the purchase of our headquarters building and the construction of a pilot-scale manufacturing facility within our building. The bonds are supported by an AA-rated letter of credit, and a reimbursement agreement between our bank and the letter of credit issuer. The interest rate on the bonds will vary weekly, depending on market rates for AA-rated taxable and tax-exempt obligations, respectively. During the quarter ended March 31, 2003, the weighted-average, effective interest rate was 1.7% per year, including letter-of-credit and other fees. The terms of the bond issuance provide for monthly, interest-only payments and a single repayment of principal at the end of the twenty-year life of the bonds. However, under our agreement with our bank, we are making monthly payments to an escrow account to provide for an annual prepayment of principal. As of March 31, 2003, we had restricted funds relating to the bonds of $1,279,000, which consisted of our monthly payments to an escrow account plus interest revenue on the balance of the escrow account. In April 2003, we transferred $1,200,000 out of the escrow account to make a principal payment on the bonds. During the next 12 months, we will be required to make payments of $1,200,000 into the escrow account.

             To provide credit support for this arrangement, we have given a first mortgage on the land, building, improvements, and certain machinery and equipment to our bank. We have also agreed to maintain a minimum required cash and short-term investments balance of at least two times the outstanding loan balance. If we fail to comply with this requirement, we are required to deposit with the lender cash collateral up to, but not more than, the unpaid balance of the loan. At March 31, 2003, we were required to maintain $10,200,000 of cash and short-term investments.

       Equipment Loans

             In March 2003, we borrowed $2,954,000 to finance the purchase of equipment, which is collateralizing the amount borrowed. The terms of the financing require us to pay monthly principal and interest payments over 42 months at an interest rate of 8.35%. During the next 12 months, we will be required to make payments of $976,000 under this agreement.

             In December 2002, we borrowed $2,261,000 to finance the purchase of equipment, which is collateralizing the amount borrowed. The terms of the financing require us to pay monthly principal and interest payments over 36 months at an interest rate of 8.0%. During the next 12 months, we will be required to make payments of $850,000 under this agreement.

       Capital Lease Obligation

             In November 2002, we entered into a capital lease to lease $50,000 of equipment. The terms of the lease require us to make monthly payments of $1,561 through November 2005. During the next 12 months, we will be required to make payments of $19,000 under this agreement.

Off-Balance Sheet Arrangements

             We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Pronouncements

             In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, and are included in Note 7.

Results of Operations

             Our net loss for the three months ended March 31, 2003 increased to $8,421,000 from $7,595,000 for the corresponding period in 2002. The following section explains the changes between the reporting periods in each component of net loss.

       Revenue from Collaborative Agreements

             Revenues from collaborative agreements for the three months ended March 31, 2003 decreased to $70,000 from $771,000 for the corresponding period in 2002. Our 2003 revenues relate to a research and development collaboration we entered into during 2002. Our 2002 revenues were primarily related to our agreements with Wyeth Pharmaceuticals and Wyeth Nutrition. The Wyeth Pharmaceuticals agreement was terminated in September 2002, and we expect to receive no further revenues under this agreement. Under our agreement with Wyeth Nutrition, we received in October 2002 the final payment of $250,000, which we have recorded as deferred revenue on our balance sheet as of March 31, 2003 and December 31, 2002. We anticipate the completion of our activities under the agreement during the quarter ended June 30, 2003, at which time we will recognize the revenues from collaborative agreements on our statement of operations.

       Research and Development Expense

             Research and development expenses for the quarter ended March 31, 2003 decreased to $5,619,000 from $5,835,000 in the comparable 2002 period. Research and development expenses for 2002 included severance expense of $2,124,000, of which $1,608,000 was a non-cash charge, related to an agreement entered into with one of our former executive officers. Substantially offsetting the decrease in severance expense in the 2003 period were increases related to depreciation of our recently completed pilot manufacturing facility, which was placed in service in January 2003, additional personnel since the first quarter of 2002, and the purchase of more supplies and outside services than in the first quarter of 2002.

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

             The process we have begun with erythropoietin will be expanded to other currently marketed proteins. We are generating internal data on other potential proprietary drug candidates, and we expect to select our second proprietary candidate in the second half of 2003.  Concurrently, we are continuing to invest in the development of our core technologies, particularly new applications of our GlycoPEGylation and GlycoConjugation technologies.

       Marketing, General and Administrative Expense

             Marketing, general, and administrative expenses increased to $3,005,000 for the quarter ended March 31, 2003 from $2,920,000 for the first quarter of 2002. The 2002 period included severance expense of $309,000 related to an agreement entered into with one of our former executive officers. Offsetting the decrease in severance expense in the 2003 period were increased salary expense related to additional executive personnel since the first quarter of 2002 and higher insurance premiums and patent-related legal expenses than in the first quarter of 2002.

       Interest Income and Expense

             Interest income for the three months ended March 31, 2003 decreased to $170,000 from $389,000 for the corresponding period in 2002. The decrease was due to lower interest rates during the 2003 period as well as lower average cash, cash equivalents and marketable securities balances during the 2003 period.

             Interest expense for the three months ended March 31, 2003 was $37,000. We reported no interest expense for the quarter ended March 31, 2002. During the 2002 period, our investment in property and equipment was significant enough to require the capitalization of all interest incurred on outstanding debt. During the 2003 period, we capitalized $15,000 of interest related to our investment in property and equipment during the period.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

             Our holdings of financial instruments are comprised primarily of government agency securities. All such instruments are classified as securities held to maturity. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities, while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest in the shorter-end of the maturity spectrum. As of March 31, 2003, we held $18.3million in obligations of U.S. government agencies with original maturities ranging from 103 to 183 days.  The balance of our investment portfolio was held in money market securities and in obligations of U.S. government agencies with original maturities of three months or less.  The approximate principal amount and weighted-average interest rate per year of our investment portfolio as of March 31, 2003 was $50.3 million and 2.0%, respectively.

             We have exposure to changing interest rates on our taxable and tax-exempt bonds, and we are currently not engaged in hedging activities. Interest on approximately $5.1 million of outstanding indebtedness is at an interest rate that varies weekly, depending on the market rates for AA-rated taxable and tax-exempt obligations. During the quarter ended March 31, 2003, the weighted-average, effective interest rate was approximately 1.7% per year.

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

10.1     Amended and Restated License Agreement, dated as of February 27, 2003, between University of Pennsylvania and Neose Technologies, Inc. (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed with the SEC on March 18, 2003).

10.2     Common Stock Purchase Agreement between Neose Technologies, Inc. and the Purchasers, dated as of February 13, 2003 (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed with the SEC on March 18, 2003).

10.3 Promissory Note of Neose Technologies, Inc. to General Electric Capital Corporation, dated March 28, 2003.

10.4 Confidentiality, Intellectual Property and Non-Competition Agreement, dated March 29, 2003, between Neose Technologies, Inc. and Stephen A. Roth, Ph.D.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K:

On January 7, 2003, we filed a Current Report on Form 8-K announcing the selection of our first proprietary product candidate.

On January 8, 2003, we filed Current Report on Form 8-K disclosing plans to develop proprietary second generation proteins and data on product profile improvements to our first proprietary product candidate.

On February 13, 2003, we filed a Current Report on Form 8-K announcing $17 million financing.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOSE TECHNOLOGIES, INC.

Date:	May 13, 2003	By:	/s/ ROBERT I. KRIEBEL

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 13, 2003	/s/ C. B OYD CLARKE

Date	C. Boyd Clarke President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Robert I. Kriebel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Neose Technologies, Inc.

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 13, 2003	/s/ ROBERT I. KRIEBEL

Date	Robert I. Kriebel Senior Vice President and Chief Executive Officer