Form 10-Q
period 2004-03-31
NEOSE TECHNOLOGIES INC
filed 2004-04-28
CIK 877902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Yes    ☒     No   ☐

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  19,948.921 shares of common stock, $.01 par value, were outstanding as of April 20, 2004.

NEOSE TECHNOLOGIES, INC.
(a development-stage company)

PART I.     FINANCIAL INFORMATION

Item 1.        Financial Statements

NEOSE TECHNOLOGIES, INC.
(a development-stage company)

BALANCE SHEETS
(unaudited)
(in thousands, except per share amounts)

	December 31, 2003	March 31, 2004

Assets
Current assets:
Cash and cash equivalents	$48,101	$39,917
Marketable securities	4,959	4,974
Restricted funds	901	-
Prepaid expenses and other current assets	917	1,906

Total current assets	54,878	46,797
Property and equipment, net	37,192	40,691
Acquired intellectual property, net	1,910	1,760
Other assets	865	845

Total assets	$94,845	$90,093

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,231	$2,756
Accounts payable	2,342	1,835
Accrued compensation	2,510	1,218
Accrued expenses	2,433	2,780
Deferred revenue	4,333	4,789

Total current liabilities	13,849	13,378
Long-term debt and capital lease obligations	8,370	13,544
Other liabilities	413	331

Total liabilities	22,632	27,253

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 30,000 shares authorized; 19,935 and 19,949 shares issued and outstanding	199	199
Additional paid-in capital	217,849	217,966
Deferred compensation	(96)	(83)
Deficit accumulated during the development-stage	(145,739)	(155,242)

Total stockholders’ equity	72,213	62,840

Total liabilities and stockholders’ equity	$94,845	$90,093

The accompanying notes are an integral part of these financial statements.

NEOSE TECHNOLOGIES, INC.
(a development-stage company)

STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three months		Period from
	ended March 31,		inception
			(January 17, 1989)
	2003	2004	to March 31, 2004

Revenue from collaborative agreements	$70	$1,250	$20,131

Operating expenses:
Research and development	5,619	7,878	134,377
Marketing, general and administrative	3,005	2,862	63,082

Total operating expenses	8,624	10,740	197,459

Operating loss	(8,554)	(9,490)	(177,328)
Other income	-	-	7,773
Impairment of equity securties	-	-	(1,250)
Interest income	170	105	19,447
Interest expense	(37)	(118)	(3,884)

Net loss	$(8,421)	$(9,503)	$(155,242)

Basic and diluted net loss per share	$(0.53)	$(0.48)

Weighted-average shares outstanding used in computing basic and diluted net loss per share	15,801	19,943

The accompanying notes are an integral part of these financial statements.

NEOSE TECHNOLOGIES, INC.
(a development-stage company)
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended		Period from
	March 31,		inception
			(January 17, 1989)
	2003	2004	to March 31, 2004

Cash flows from operating activities:
Net loss	$(8,421)	$(9,503)	$(155,242)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,048	1,347	19,274
Loss on disposition of property and equipment		-	264
Non-cash compensation	-	14	4,931
Common stock issued for non-cash and other charges	-	-	35
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	(888)	(1,083)	(2,314)
Accounts payable	(256)	(507)	1,835
Accrued compensation	(612)	(1,292)	799
Accrued expenses	(249)	(98)	1,480
Deferred revenue	-	456	4,789
Other liabilities	2	(82)	(88)

Net cash used in operating activities	(9,376)	(10,748)	(124,237)

Cash flows from investing activities:
Purchases of property and equipment	(353)	(3,968)	(54,531)
Proceeds from sale-leaseback of equipment	-	-	1,382
Purchases of marketable securities	(18,259)	-	(423,307)
Proceeds from sales of marketable securities	-	-	29,686
Proceeds from maturities of and other changes in marketable securities	10,000	-	389,360
Purchase of acquired technology	-	-	(4,550)
Investment in equity securities	-	-	(1,250)
Impairment of equity securities			1,250

Net cash used in investing activities	(8,612)	(3,968)	(61,960)

Cash flows from financing activities:
Proceeds from issuance of debt	2,954	9,941	29,215
Repayment of debt	(115)	(4,426)	(15,162)
Restricted cash related to debt	(302)	901	-
Proceeds from issuance of preferred stock, net	-	-	29,497
Proceeds from issuance of common stock, net	16,435	86	176,203
Proceeds from exercise of stock options and warrants	-	30	6,608
Acquisition of treasury stock	-	-	(175)
Dividends paid	-	-	(72)

Net cash provided by financing activities	18,972	6,532	226,114

Net increase (decrease) in cash and cash equivalents	984	(8,184)	39,917
Cash and cash equivalents, beginning of period	31,088	48,101	-

Cash and cash equivalents, end of period	$32,072	$39,917	$39,917

The accompanying notes are an integral part of these financial statements.

NEOSE TECHNOLOGIES, INC.
(a development-stage company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

     1.     Basis of Presentation

             We have used accounting principles generally accepted in the United States for interim financial information to prepare our unaudited financial statements:

•	As of March 31, 2004;
•	For the three months ended March 31, 2003 and 2004; and
•	For the period from inception (January 17, 1989) to March 31, 2004.

             Our unaudited financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. You should not base your estimate of our results of operations for 2004 solely on our results of operations for the three months ended March 31, 2004. You should read these unaudited financial statements in combination with:

•	The other Notes in this section;
•	“Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in the following section; and
•	The Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

             During the three months ended March 31, 2004, we recognized revenue of $1,250,000, all of which related to our collaboration agreements with Novo Nordisk A/S. Approximately $215,000 of the revenue recognized during the quarter ended March 31, 2004 represented the amortization of the non-refundable, upfront fee received from Novo Nordisk upon execution of the agreements in November 2003. The remaining revenue of $1,035,000 was recognized in connection with our research and development activities conducted under the agreements during the quarter ended March 31, 2004.

             In April 2004, we entered into an agreement with BioGeneriX AG, a company of the ratiopharm Group, to use our proprietary GlycoPEGylation technology to develop a long-acting, next-generation version of granulocyte colony stimulating factor (G-CSF).  Under the agreement, we and BioGeneriX will pursue development and commercialization of a next-generation G-CSF. The parties will share equally preclinical expenses, and BioGeneriX will fund the entire clinical development program. If we and BioGeneriX proceed to commercialization, we will have commercial rights in the U.S., Canada, Mexico and Japan. BioGeneriX will have commercial rights in Europe and rest of world. Each company will receive royalties on product sales in the other company’s territory. In connection with the agreement, we received from BioGeneriX a non-refundable, upfront fee, which will be amortized to revenue over the expected period in which we perform activities under the agreement.

     3.     Long-term Debt and Capital Lease Obligation

             In March 2004, we borrowed $941,000 to finance the purchase of equipment and facility improvements, which collateralize the amount borrowed. The terms of the financing require us to pay monthly principal and interest payments over 48 months at an interest rate of 8.09%. During the 12 months ending March 31, 2005, 2006, 2007, 2008, and 2009 we will be required to make principal repayments totaling $204,000, $240,000, $261,000, $218,000, and $18,000, respectively, under this agreement.

             In February 2004, we entered into a capital lease obligation for equipment with a book value of $184,000, which was calculated using an assumed incremental annual borrowing rate of 8.66%. The terms of the lease require us to make monthly payments through February 2009. Under this agreement, we will be required to make principal repayments totaling $31,000, $34,000, $37,000, $40,000, and $40,000 during the 12 months ending March 31, 2005, 2006, 2007, 2008, and 2009, respectively.

             During the three months ended March 31, 2004, we and a bank entered into agreements under which the bank acquired and reissued the $1,000,000 outstanding of our tax-exempt Industrial Development Authority bonds. In addition, we borrowed $8,000,000 from the bank, of which $1,800,000 was combined with $1,100,000 of our restricted cash for the purpose of paying in full the $2,900,000 outstanding of our taxable Industrial Development Authority bonds. The remaining $6,200,000 borrowed funded improvements to our leased facility, which we occupied in April 2004, in Horsham, PA.

             The interest rate on the bond and bank debt will vary quarterly, depending on LIBOR rates. We will have the option each quarter to incur interest on the outstanding principal at a LIBOR-based variable interest rate or a fixed rate offered by our bank.

             For the $1,000,000 of tax-exempt debt, we will make quarterly, interest-only payments for ten years followed by a single repayment of principal at the end of the ten-year loan period. For the remaining $8,000,000 borrowed, we will make quarterly, interest-only payments through March 31, 2005. Commencing on March 31, 2005, we will make quarterly principal payments of $222,000 plus interest over the remaining nine years of the ten-year loan period.

             To provide credit support for these borrowings, we granted a mortgage to our bank on the land and building where our present headquarters are located, as well as on improvements, certain equipment, and other tangible personal property. Under our agreements with the bank, we agreed to limit our total outstanding debt to $22,000,000. As of March 31, 2004, our total  outstanding debt was $16,300,000. At any time after the fourth year of the loan period, or if we fail to maintain a minimum required cash and short-term investments balance of at least $22,000,000, our bank has the option to require additional collateral from us in the form of a security interest in certain cash and short-term investments, or in the form of a letter of credit, which may have the effect of requiring us to repay the outstanding loan balance to the bank.

     4.     Stockholders’ Equity

             During the three months ended March 31, 2004, participating employees purchased 8,456 shares of common stock pursuant to our employee stock purchase plan, resulting in net proceeds of $86,000. In addition, during the first quarter of 2004, we received proceeds of $30,000 upon the exercise of options to purchase 5,250 shares of common stock.

     5.     Separation Agreement

             During the quarter ended March 31, 2003, we entered into a non-competition agreement with our former Chief Executive Officer, Stephen A. Roth. Under this agreement, we agreed to pay him $39,622 per month for 24 months and, should he leave our board of directors during such two-year period, continue his stock option vesting and exercisability. Upon entering into the agreement, we recorded a liability of $882,000, which represented the present value of the future payments, and a corresponding asset for the value of the non-competition commitment. The asset will be amortized to marketing, general and administrative expense on our statements of operations over the two-year term of the agreement. As of March 31, 2004, the present value of remaining minimum payments under this agreement was $419,000.

     6.     Stock-based Compensation

             We apply the intrinsic value method of accounting for all stock-based employee compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We record deferred compensation for option grants to employees for the amount, if any, by which the market price per share exceeds the exercise price per share.

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

	Three months ended March 31,

	2003	2004

Net loss – as reported	$(8,421)	$(9,503)

Add: Stock-based employee compensation expense included in reported net loss	11	11

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(3,870)	(2,280)

Net loss – pro forma	$(12,280)	$(11,772)

Basic and diluted net loss per share – as reported	$(0.53)	$(0.48)

Basic and diluted net loss per share – pro forma	$(0.78)	$(0.59)

     7.     Net Loss Per Share

             Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution from the exercise or conversion of securities into common stock. For the three months ended March 31, 2003 and 2004, the effects of the exercise of outstanding stock options and warrants to purchase 4,650,376 and 5,116,228 shares, respectively, were antidilutive; accordingly, they were excluded from the calculation of diluted net loss per share.

     8.     Supplemental Disclosure of Cash Flow Information

             The following table contains additional cash flow information for the periods reported (in thousands).

	Three months ended		Period from
	March 31,		inception
			(January 17, 1989)
	2003	2004	to March 31, 2004

Supplemental disclosure of cash flow information:
Cash paid for interest	$52	$209	$4,119

Non- compete agreement	$882	$-	$882

Non-cash investing activities:
Increase (decrease) in accrued property and equipment	$(41)	$445	$1,300

Assets acquired under capital leases and tenant improvement loan	$-	$184	$1,525

Non-cash financing activities:
Conversion of debt into common stock	$-	$-	$660

Issuance of common stock for dividends	$-	$-	$90

Issuance of common stock to employees in lieu of cash compensation	$-	$-	$44

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

•	expectations for the development of an improved EPO, G-CSF, and subsequent proprietary drug candidates;
•	expectations for incurring additional capital expenditures for renovations of our facilities;
•	expectations for generating revenue; and

•	ability to enter into new or expanded collaboration agreements and the ability of our existing collaboration partners to develop and commercialize products incorporating our technologies.

          Our actual results could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect our actual results include the following:

•	our ability to obtain the funds necessary for our operations;
•	our ability to renovate our facilities as required for our operations;
•	our ability to develop and commercialize any therapeutic proteins or to commercialize our technologies;
•	our ability to develop commercial-scale manufacturing processes;
•	our ability to enter into and maintain collaborative arrangements;
•	our ability to obtain adequate sources of proteins and reagents;
•	our ability to meet forecasted project timelines;
•	our ability to expand and protect our intellectual property and to operate without infringing the rights of others;
•	our ability to compete successfully in an intensely competitive field;
•	our ability to attract and retain key personnel; and
•	general economic conditions.

          These and other risks and uncertainties that could affect our actual results are discussed in this report and in our other filings with the Securities and Exchange Commission, particularly the section entitled “Factors Affecting The Company’s Prospects” of our Annual Report on Form 10-K filed February 17, 2004.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements other than as required by applicable law.

          We do not undertake any duty to update after the date of this report any of the forward-looking statements in this report to conform them to actual results.

          You should read this section in combination with the Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2003, included in our Annual Report on Form 10-K and in our 2003 Annual Report to Stockholders.

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

          We have incurred operating losses each year since our inception. As of March 31, 2004, we had an accumulated deficit of approximately $155.2 million. We expect additional losses in 2004 and over the next several years as we expand product research and development efforts, increase manufacturing scale-up activities and, potentially, begin sales and marketing activities. We have financed our operations through private and public offerings of equity securities, proceeds from debt financings, and revenues from our collaborative agreements.

          We believe that our existing cash, cash equivalents, and marketable securities, expected revenue from collaborations and license arrangements, proceeds under the agreements with a bank we entered into during the three months ended March 31, 2004, and interest income should be sufficient to meet our operating and capital requirements into 2005, although changes in our collaborative relationships or our business, whether or not initiated by us, may cause us to deplete our cash, cash equivalents, and marketable securities sooner than the above estimate.

          Under our agreements with a bank we entered into during the three months ended March 31, 2004, we have agreed to limit our total outstanding debt to $22.0 million. As of March 31, 2004, our total outstanding debt was approximately $16.3 million. At any time after the fourth year of the ten-year loan period, or if we fail to maintain a minimum required cash and short-term investments balance of at least $22.0 million, the bank has the option to require additional collateral from us in the form of a security interest in certain cash and short-term investments, or in the form of a letter of credit, which may have the effect of requiring us to repay the outstanding loan balance to the bank. See “Long-term Debt – Proceeds from 2004 Arrangements – Credit Agreement” in the Liquidity and Capital Resources section of this Form 10-Q for a description of the material features of this borrowing.

Liquidity and Capital Resources

     Overview

          We had $44,891,000 in cash, cash equivalents, and marketable securities as of March 31, 2004, compared to $53,060,000 as of December 31, 2003. The decrease for 2004 was primarily attributable to the use of cash to fund our operating activities, capital expenditures, and debt repayments. These uses of cash were partially offset by proceeds from debt financings and cash inflows from our collaborative agreements.

          The development of next-generation proprietary protein therapeutics, which we are pursuing both independently and in collaboration with selected partners, will require substantial expenditures by us and our collaborators. To finance those expenditures, we plan to continue financing our operations through private and public offerings of equity securities, proceeds from debt financings, and revenues from existing and future collaborative agreements. Because our 2004 revenues could be substantially affected by entering into new collaborations and on the financial terms of any new collaborations, we cannot estimate our 2004 revenues. Other than revenues from our collaborations with Novo Nordisk and BioGeneriX, and any future collaborations with others, we expect to generate no significant revenues until such time as products incorporating our technologies are commercialized, which is not expected during the next several years. We expect an additional several years to elapse before we can expect to generate sufficient cash flow from operations to fund our operating and investing requirements. Accordingly, we will need to raise substantial additional funds to continue our business activities and fund our operations beyond 2004.

     Significant 2004 Cash Flows

          During the three months ended March 31, 2004, our operating activities consumed $10,749,000. In addition, we invested $3,968,000 in capital expenditures, and made debt principal repayments of $4,426,000. Partially offsetting these expenditures were $9,941,000 in proceeds from debt financings and $901,000 from the use of restricted cash to make debt repayments. We also entered into a capital lease obligation during the three months ended March 31, 2004 for equipment with an aggregate book value of $184,000. During the three months ended March 31, 2004, participating employees purchased 8,456 shares of common stock pursuant to our employee stock purchase plan, resulting in net proceeds of $86,000. In addition, during the first quarter of 2004, we received proceeds of $30,000 upon the exercise of options to purchase 5,250 shares of common stock.

     Long-term Debt – Proceeds from 2004 Arrangements

          In this section, we describe the material features of our new issuances of debt, and capital lease obligations entered into, during 2004. In the following section, “Long-term Debt – Other Arrangements,” we describe the material features of long-term debt arrangements entered into in prior years.

          Credit Agreement

          During the three months ended March 31, 2004, we and a bank entered into agreements under which the bank acquired and reissued the $1,000,000 outstanding of our tax-exempt Industrial Development Authority bonds. In addition, we borrowed $8,000,000 from the bank, of which $1,800,000 was combined with $1,100,000 of our restricted cash for the purpose of paying in full the $2,900,000 outstanding of our taxable Industrial Development Authority bonds. The remaining $6,200,000 borrowed funded improvements to our leased facility, which we occupied in April 2004, in Horsham, PA.

          Initially, the interest rate on the bond and bank debt will vary quarterly, depending on LIBOR rates. We will have the option each quarter to incur interest on the outstanding principal at a LIBOR-based variable interest rate or a fixed rate offered by our bank.

          For the $1,000,000 of tax-exempt debt, we will make quarterly, interest-only payments on the related $1,000,000 debt for ten years followed by a single repayment of principal at the end of the ten-year loan period. For the remaining $8,000,000 borrowed, we will make quarterly, interest-only payments through March 31, 2005. Commencing on March 31, 2005, we will make quarterly principal payments of $222,000 plus interest payments over the remaining nine years of the ten-year loan period.

          To provide credit support for these borrowings, we granted a mortgage to our bank on the land and building where our present headquarters are located, as well as on improvements, certain equipment, and other tangible personal property. Under our agreements with the bank, we agreed to limit our total outstanding debt to $22,000,000. As of March 31, 2004, our total outstanding debt was $16,300,000. At any time after the fourth year of the loan period, or if we fail to maintain a minimum required cash and short-term investments balance of at least $22,000,000, our bank has the option to require additional collateral from us in the form of a security interest in certain cash and short-term investments, or in the form of a letter of credit, which may have the effect of requiring us to repay the outstanding loan balance to the bank.

          Equipment Loan

          In March 2004, we borrowed $941,000 to finance the purchase of equipment and facility improvements, which collateralize the amount borrowed. The terms of the financing require us to pay monthly principal and interest payments over 48 months at an interest rate of 8.09%. During the 12 months ending March 31, 2005, 2006, 2007, 2008, and 2009 we will be required to make principal and interest payments totaling $267,000, $291,000, $291,000, $229,000, and $19,000, respectively, under this agreement.

          2004 Capital Lease Obligation

          In February 2004, we entered in to a capital lease obligation for equipment with a book value of $184,000, which was calculated using an assumed incremental annual borrowing rate of 8.66%. The terms of the lease require us to make monthly payments through February 2009. Under this agreement, we will be required to make lease payments totaling $46,000, $46,000, $46,000, $46,000, and $42,000 during the 12 months ending March 31, 2005, 2006, 2007, 2008, and 2009, respectively.

     Long-term Debt – Other Arrangements

          In this section, we describe the material features of our debt arrangements that did not involve new borrowings during 2004. In the previous section, “Long-term Debt – Proceeds from 2004 Arrangements,” we describe the material features of long-term debt arrangements entered into during 2004.

          Equipment Loans

          In December 2003, we borrowed $1,201,000 to finance the purchase of equipment and facility improvements, which collateralize the amount borrowed. The terms of the financing require us to pay monthly principal and interest payments over 48 months at an interest rate of 8.66%. During the 12 months ending March 31, 2005, 2006, 2007, and 2008, we will be required to make principal and interest payments totaling $366,000, $366,000, $359,000, and $269,000, respectively, under this agreement.

          In September 2003, we borrowed $831,000 to finance the purchase of equipment and facility improvements, which collateralize the amount borrowed. The terms of the financing require us to pay monthly principal and interest payments over 48 months at an interest rate of 8.35%. During the 12 months ending March 31, 2005, 2006, 2007, and 2008, we will be required to make principal and interest payments totaling $269,000, $269,000, $224,000, and $93,000, respectively, under this agreement.

          In March 2003, we borrowed $2,954,000 to finance the purchase of equipment, which collateralize the amount borrowed. The terms of the financing require us to pay monthly principal and interest payments over 42 months at an interest rate of 8.35%. During the 12 months ending March 31, 2005, 2006, and 2007, we will be required to make principal and interest payments totaling $976,000, $976,000, and $570,000, respectively, under this agreement.

          In December 2002, we borrowed $2,261,000 to finance the purchase of equipment, which collateralize the amount borrowed. The terms of the financing require us to pay monthly principal and interest payments over 36 months at an interest rate of 8.0%. During the 12 months ending March 31, 2005 and 2006, we will be required to make principal and interest payments totaling $850,000 and $708,000, respectively, under this agreement.

          Capital Lease Obligations

          In September 2003, we entered into a capital lease for $354,000 of equipment. The terms of the lease required us to make an initial payment of $90,000 followed by monthly payments through September 2006. Under this agreement, we will be required to make lease payments totaling $99,000, $99,000, and $50,000 during the 12 months ending March 31, 2005, 2006, and 2007, respectively. We also entered into a capital lease obligation during September 2003 for $60,000 of software. The terms of the lease require us to make monthly payments through September 2008. Under this agreement, we will be required to make lease payments totaling $16,000, $16,000, $16,000, $16,000, and $8,000 during the 12 months ending March 31, 2005, 2006, 2007, 2008, and 2009, respectively.

          In June 2003, we entered into a capital lease for $119,000 of equipment. The terms of the lease required us to make an initial payment of $31,000 followed by monthly payments through June 2006. Under this agreement, we will be required to make lease payments totaling $37,000, $37,000, and $9,000 during the 12 months ending March 31, 2005, 2006, and 2007, respectively.

          In April and May 2003, we entered into capital leases for $254,000 of equipment. The terms of the leases require us to make monthly payments through April 2006. Under these agreements, we will be required to make lease payments totaling $96,000, $96,000, and $4,000 during the 12 months ending March 31, 2005, 2006, and 2007, respectively.

          In November 2002, we entered into a capital lease for $50,000 of equipment. The terms of the lease require us to make monthly payments over 36 months. Under this agreement, we will be required to make lease payments totaling $19,000 and $14,000 during the 12 months ending March 31, 2005 and 2006, respectively.

     Capital Expenditures

          During the three months ended March 31, 2004, we invested $3,968,000 in property, equipment, and building improvements. Of this amount, $3,430,000 was invested in leasehold improvements that are described below. In addition, we entered into capital lease obligations for equipment with an aggregate book value of $184,000. We anticipate additional capital expenditures during 2004 of approximately $6.0 million, of which $1.3 million was accrued at March 31, 2004 for the facility renovations described below. We may finance some or all of our capital expenditures through the issuance of new debt or equity. If we issue new debt, we may be required to maintain a minimum cash and investments balance, or to transfer cash into an escrow account to collateralize some portion of the debt, or both.

          We entered into a lease agreement in 2002 for a 40,000 square foot building, which we intended to convert into laboratory and office space. Later in 2002, we suspended plans to complete these renovations. In November 2003, we reinitiated renovation activities at an expected additional cost of $6,300,000, which was incremental to $4,081,000 previously invested in these renovations, on approximately 25,000 square feet of the facility, leaving approximately 15,000 square feet available for future expansion. Our construction-in-progress at March 31, 2004 included $9,101,000 in renovations to this facility. During the three months ended March 31, 2004, we entered into agreements with a bank for the purpose of funding these improvements. See “Long-term Debt – Proceeds from 2004 Arrangements – Credit Agreement” in the Liquidity and Capital Resources section of this Form 10-Q for a description of the material features of this borrowing.

Summary of Contractual Obligations

          A summary of our obligations to make future payments under contracts existing as of December 31, 2003 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2003. The Liquidity and Capital Resources section of this Form 10-Q describes additional obligations from contracts entered into during the three months ended March 31, 2004.

Off-Balance Sheet Arrangements

          We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

          A discussion of our critical accounting policies and estimates is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2003. There have not been any changes or additions to our critical accounting policies during the three months ended March 31, 2004.

Results of Operations

          Our net loss for the three months ended March 31, 2003 and 2004 was $8,421,000 and $9,503,000, respectively. The following section explains the changes between the reporting periods in each component of net loss.

     Revenue from Collaborative Agreements

          Revenues from collaborative agreements for the three months ended March 31, 2003 and 2004 were $70,000 and $1,250,000, respectively. Our revenues from collaborative agreements have historically been derived from a few major collaborators. Our collaborative agreements provide for some or all of the following elements: upfront fees, research and development funding, milestone revenues, and royalties on product sales.

          All of the revenues recognized during the three months ended March 31, 2004 related to our collaboration agreements with Novo Nordisk A/S. Approximately $215,000 of the revenue recognized during the quarter ended March 31, 2004 represented the amortization of the non-refundable, upfront fee received from Novo Nordisk upon execution of the agreements in November 2003. The remaining revenue of $1,035,000 was recognized in connection with our research and development activities conducted under the agreements during the quarter ended March 31, 2004. During the three months ended March 31, 2003, we recognized revenue of $70,000 under a research and development collaboration.

          Because our 2004 revenues could be substantially affected by entering into new collaborations and on the financial terms of any new collaborations, we cannot estimate our 2004 revenues.

     Research and Development Expense

          In January 2003, we announced the selection of an improved erythropoietin (EPO) as the target for our first proprietary drug development project. EPO is prescribed to stimulate production of red blood cells, and is approved for sale in major markets around the world for the treatment of anemia associated with oncology chemotherapy, end stage renal disease, and chronic renal insufficiency. Based on proof-of-concept data, we believe it is feasible to develop a long acting EPO through GlycoPEGylation. During 2004, we are planning to continue various preclinical development activities.

          In October 2003, we announced the selection of an improved granulocyte colony stimulating factor (G-CSF) as the target for our second proprietary drug development project. G-CSF is prescribed to stimulate production of neutrophils (a type of white blood cell), and is approved for sale in major markets around the world for treatment of neutropenia associated with oncology chemotherapy. Based on proof-of-concept data, we believe it is feasible to develop a long acting G-CSF through GlycoPEGylation. During 2004, we are planning to continue various preclinical development activities.

          In April 2004, we entered into an agreement with BioGeneriX AG, a company of the ratiopharm Group, to use our proprietary GlycoPEGylation technology to develop a long-acting, next-generation version of G-CSF.  Under the agreement, we and BioGeneriX will pursue development and commercialization of a next-generation G-CSF. The parties will share equally preclinical expenses, and BioGeneriX will fund the entire clinical development program. If we and BioGeneriX proceed to commercialization, we will have commercial rights in the U.S., Canada, Mexico and Japan. BioGeneriX will have commercial rights in Europe and rest of world. Each company will receive royalties on product sales in the other company’s territory. In connection with the agreement, we received from BioGeneriX a non-refundable, upfront fee, which will be amortized to revenue over the expected period in which we perform activities under the agreement.

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

          For each of our research and development projects, we incur both direct and indirect expenses. Direct expenses include salaries and other costs of personnel, raw materials, and supplies for each project. We may also incur third-party costs related to these projects, such as contract research and manufacturing, consulting, and preclinical development costs. Indirect expenses include depreciation expense and the costs of operating and maintaining our facilities, property, and equipment, to the extent used for our research and development projects, as well as the costs of general management of our research and development projects.

          Our research and development expenses were $5,619,000 and $7,878,000 for the three months ended March 31, 2003 and 2004, respectively. We expect our research and development expenses to be significantly greater in 2004 than they were in 2003, as a result of the development and preclinical activities we plan to conduct during the year. The following table illustrates research and development expenses incurred during 2003 and 2004 in each period for our significant groups of research and development projects (in thousands).

	Three months ended March 31,

	2003	2004

GlycoAdvance and GlycoPEGylation	$1,836	$3,542
Other Glycotechnology Programs	133	66
Indirect expenses	3,650	4,270

	$5,619	$7,878

          GlycoAdvance and GlycoPEGylation

          Our GlycoAdvance and GlycoPEGylation research and development expenses increased during the 2004 periods, compared to 2003, primarily due to hiring of additional employees and increased purchases of supplies and outside services, including preclinical studies, associated with our proprietary drug development programs and our agreements with Novo Nordisk.

          Other Glycotechnology Programs

          Research and development expenses related to our Other Glycotechnology Programs decreased during the 2004 periods, compared to 2003, consistent with our decision to focus our resources on our GlycoAdvance and GlycoPEGylation programs.

          Indirect expenses

          Our indirect research and development expenses increased during the 2004 periods, compared to 2003, primarily due to increases related to additional personnel and depreciation of capital expenditures.

          The process of bringing drugs from the preclinical research and development stage through Phase I, Phase II, and Phase III clinical trials and FDA approval is a time consuming and expensive process. Because our announced product candidates are currently in the preclinical stage and there are a variety of potential intermediate clinical and non-clinical outcomes that are inherent in drug development, we cannot reasonably estimate the timing and costs we will incur to complete these research and development projects. In addition, the timing and costs to complete our research and development projects will be affected by the timing and nature of any collaboration agreements we may enter into with a third party, neither of which we can currently estimate.

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

     Marketing, General and Administrative Expense

          Marketing, general and administrative expenses for the three months ended March 31, 2003 and 2004 were $3,005,000 and $2,862,000, respectively.  This decrease is consistent with a slightly lower general and administrative headcount in 2004, as well as some savings in consulting and travel.  During 2004, we expect our marketing, general and administrative expenses to increase by less than 10% over 2003.

     Interest Income and Expense

          Interest income for the three months ended March 31, 2003 and 2004 was $170,000 and $105,000, respectively. The decrease during the 2004 period is due to lower average cash, cash equivalents and marketable securities balances as well as lower interest rates.

          Interest expense for the three months ended March 31, 2003 and 2004 was $37,000 and $118,000, respectively. The increase in the 2004 period is due to higher average debt balances. We expect our interest expense during 2004 to increase due to our entering into an agreement in January 2004 to borrow $9,000,000, all of which was borrowed during the first quarter of 2004. See “Long-term Debt – Proceeds from 2004 Arrangements – Credit Agreement” in the Liquidity and Capital Resources section of this Form 10-Q for a description of the material features of this debt financing.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

          Our holdings of financial instruments are comprised primarily of government agency securities. All such instruments are classified as securities held to maturity. We seek reasonable assuredness of the safety of principal and market liquidity by investing in fixed income rated securities, while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest in the shorter-end of the maturity spectrum. As of March 31, 2004, we held $4.9million in an obligation of a U.S. government agency with an original maturity of 347 days. The balance of our investment portfolio was held in money market securities. The approximate principal amount of our investment portfolio as of March 31, 2004 was $44.9 million. The annualized weighted-average interest rate for the three months ended March 31, 2004 was approximately 0.8%.

          We have exposure to changing interest rates on our tax-exempt bonds and variable rate bank debt, and we are currently not engaged in hedging activities. Interest on approximately $9.0 million of outstanding indebtedness is at an interest rate that varies quarterly, depending on LIBOR rates. During the three months ended March 31, 2004, the annualized weighted-average, interest rate was approximately 4.0%.

Item 4.     Controls and Procedures

          We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for financial reporting as of March 31, 2004. Based on that evaluation, our principal executive officer and principal financial officer concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms. There were no changes in these controls or procedures identified in connection with the evaluation of such controls or procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect, these controls or procedures.

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

(a) List of Exhibits:

10.1 Promissory Note of the Company to General Electric Capital Corporation, dated March 30, 2004.

10.2 Financing Agreement by and among Montgomery County Industrial Development Authority, the Company and Brown Brothers Harriman & Co., dated February 23, 2004.

10.3 General Security Agreement by the Company to Brown Brothers Harriman & Co., dated February 23, 2004.

10.4 Open-end Mortgage and Security Agreement by and between the Company and Brown Brothers Harriman & Co., dated February 23, 2004.

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

On February 12, 2004, we filed a Current Report on Form 8-K announcing our fourth quarter and year end financial results for 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOSE TECHNOLOGIES, INC.

Date: April 28, 2004	By:	/s/ Robert I. Kriebel

Robert I. Kriebel
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)