Form 10-Q
period 2004-06-30
NEOSE TECHNOLOGIES INC
filed 2004-08-05
CIK 877902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

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

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  24,701,913 shares of common stock, $.01 par value, were outstanding as of July 23, 2004.

NEOSE TECHNOLOGIES, INC.
(a development-stage company)

PART I.     FINANCIAL INFORMATION

Item 1.       Financial Statements

NEOSE TECHNOLOGIES, INC.
(a development-stage company)

BALANCE SHEETS
(unaudited)
(in thousands, except per share amounts)

	December 31, 2003	June 30, 2004

Assets

Current assets:
Cash and cash equivalents	$48,101	$59,896
Marketable securities	4,959	4,988
Restricted funds	901	—
Prepaid expenses and other current assets	917	1,693

Total current assets	54,878	66,577
Property and equipment, net	37,192	42,132
Acquired intellectual property, net	1,910	1,611
Other assets	865	715

Total assets	$94,845	$111,035

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,231	$3,358
Accounts payable	2,342	1,731
Accrued compensation	2,510	1,602
Accrued expenses	2,433	2,470
Deferred revenue	4,333	5,178

Total current liabilities	13,849	14,339
Long-term debt and capital lease obligations	8,370	13,817
Other liabilities	413	325

Total liabilities	22,632	28,481

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 30,000 and 50,000 shares authorized; 19,935 and 24,702 shares issued and outstanding	199	247
Additional paid-in capital	217,849	247,942
Deferred compensation	(96)	(67)
Deficit accumulated during the development-stage	(145,739)	(165,568)

Total stockholders’ equity	72,213	82,554

Total liabilities and stockholders’ equity	$94,845	$111,035

The accompanying notes are an integral part of these financial statements.

NEOSE TECHNOLOGIES, INC.
(a development-stage company)

STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

					Period from inception (January 17, 1989) to June 30, 2004
	Three months ended June 30,		Six months ended June 30,

	2003	2004	2003	2004

Revenue from collaborative agreements	$651	$891	$721	$2,141	$21,022

Operating expenses:
Research and development	6,664	7,788	12,284	15,666	142,165
Marketing, general and administrative	3,197	3,324	6,201	6,186	66,406

Total operating expenses	9,861	11,112	18,485	21,852	208,571

Operating loss	(9,210)	(10,221)	(17,764)	(19,711)	(187,549)
Other income	—	—	—	—	7,773
Impairment of equity securities	—	—	—	—	(1,250)
Interest income	147	131	317	236	19,578
Interest expense	(163)	(236)	(200)	(354)	(4,120)

Net loss	$(9,226)	$(10,326)	$(17,647)	$(19,829)	$(165,568)

Basic and diluted net loss per share	$(0.54)	$(0.47)	$(1.07)	$(0.94)

Weighted-average shares outstanding used in computing basic and diluted net loss per share	17,229	22,146	16,519	21,050

The accompanying notes are an integral part of these financial statements.

NEOSE TECHNOLOGIES, INC.
(a development-stage company)
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

			Period from inception (January 17, 1989) to June 30, 2004
	Six months ended June 30,

	2003	2004

Cash flows from operating activities:
Net loss	$(17,647)	$(19,829)	$(165,568)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,234	2,840	20,767
Loss on disposition of property and equipment	12	1	265
Non-cash compensation	110	83	5,000
Common stock issued for non-cash and other charges	—	—	35
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	(834)	(856)	(2,087)
Accounts payable	50	(611)	1,731
Accrued compensation	(199)	(908)	1,183
Accrued expenses	(139)	631	2,209
Deferred revenue	(250)	845	5,178
Other liabilities	(108)	(88)	(94)

Net cash used in operating activities	(16,771)	(17,892)	(131,381)

Cash flows from investing activities:
Purchases of property and equipment	(734)	(7,691)	(58,254)
Proceeds from sale-leaseback of equipment	—	—	1,382
Purchases of marketable securities	(23,735)	—	(423,307)
Proceeds from sales of marketable securities	8,328	—	29,686
Proceeds from maturities of and other changes in marketable securities	15,000	—	389,360
Purchase of acquired technology	—	—	(4,550)
Investment in equity securities	—	—	(1,250)
Impairment of equity securities	—	—	1,250

Net cash used in investing activities	(1,141)	(7,691)	(65,683)

Cash flows from financing activities:
Proceeds from issuance of debt	2,954	11,441	30,715
Repayment of debt	(1,657)	(5,051)	(15,787)
Restricted cash related to debt	598	901	—
Proceeds from issuance of preferred stock, net	—	—	29,497
Proceeds from issuance of common stock, net	16,435	30,014	206,131
Proceeds from exercise of stock options and warrants	78	73	6,651
Acquisition of treasury stock	—	—	(175)
Dividends paid	—	—	(72)

Net cash provided by financing activities	18,408	37,378	256,960

Net increase in cash and cash equivalents	496	11,795	59,896
Cash and cash equivalents, beginning of period	31,088	48,101	—

Cash and cash equivalents, end of period	$31,584	$59,896	$59,896

The accompanying notes are an integral part of these financial statements.

NEOSE TECHNOLOGIES, INC.
(a development-stage company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

     1.   Basis of Presentation

          The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for presentation of interim financial statements. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented. In our opinion, however, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. You should not base your estimate of our results of operations for 2004 solely on our results of operations for the six months ended June 30, 2004. You should read these unaudited financial statements in combination with:

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

          In April 2004, we entered into an agreement with BioGeneriX AG, a company of the ratiopharm Group, to use our proprietary GlycoPEGylation technology to develop a long-acting, next-generation version of granulocyte colony stimulating factor (G-CSF).  Under the agreement, we and BioGeneriX will pursue development and commercialization of a next-generation G-CSF. The parties will share equally preclinical expenses. Because we do not know which party will incur greater preclinical expenses during any given quarter, we cannot estimate whether BioGeneriX will be reimbursing us or whether we will be reimbursing BioGeneriX during each quarter of the preclinical phase. BioGeneriX will fund the entire clinical development program. If we and BioGeneriX proceed to commercialization, we will have commercial rights in the U.S., Canada, Mexico and Japan. BioGeneriX will have commercial rights in Europe and the rest of the world. Each company will receive royalties on product sales in the other company’s territory.

In connection with the agreement, we received from BioGeneriX a non-refundable, upfront fee, which is being amortized to revenue over the expected performance period.

     3.   Significant Customer Concentration

          Our revenues from collaborative agreements have historically been derived from a few major collaborators. Our collaborative agreements have had some or all of the following elements: upfront fees, research and development funding, milestone revenues, and royalties on product sales.

          During the three and six months ended June 30, 2004, one customer accounted for 99% of total revenues. The same customer accounted for zero percent and 10% of total revenues during the three and six months ended June 30, 2003, respectively.

          During the three and six months ended June 30, 2003, another customer accounted for 62% and 55%, respectively, of total revenues. A third customer accounted for 38% and 35% of total revenues during the three and six months ended June 30, 2003, respectively.

     4.   Long-term Debt and Capital Lease Obligations

          In May 2004, we borrowed $1,500,000 from the landlord of our leased facility in Horsham, Pennsylvania. The terms of the financing require us to pay monthly principal and interest payments over 48 months at an interest rate of 13%. During the 12 months ending June 30, 2005, 2006, 2007, and 2008 we will be required to make principal repayments totaling $309,000, $352,000, $400,000, and $415,000, respectively, under this agreement.

          In March 2004, we borrowed $941,000 to finance the purchase of equipment and facility improvements, which collateralize the amount borrowed. The terms of the financing require us to pay monthly principal and interest payments over 48 months at an interest rate of 8.09%. During the 12 months ending June 30, 2005, 2006, 2007, and 2008 we will be required to make principal repayments totaling $226,000, $245,000, $255,000, $179,000, respectively, under this agreement.

          In February 2004, we entered into a capital lease obligation for equipment with a book value of $184,000, which was calculated using an assumed incremental annual borrowing rate of 8.66%. The terms of the lease require us to make monthly payments through February 2009. Under this agreement, we will be required to make principal repayments totaling $32,000, $35,000, $38,000, $41,000, and $29,000 during the 12 months ending June 30, 2005, 2006, 2007, 2008, and 2009, respectively.

          During the three months ended March 31, 2004, we and a bank entered into agreements under which the bank acquired and reissued the $1,000,000 outstanding of our tax-exempt Industrial Development Authority bonds. In addition, we borrowed $8,000,000 from the bank, of which $1,800,000 was combined with $1,100,000 of our restricted cash for the purpose of paying in full the $2,900,000 outstanding of our taxable Industrial Development Authority bonds. The remaining $6,200,000 borrowed funded improvements to our leased facility, which we occupied in April 2004, in Horsham, Pennsylvania.

          The interest rate on the bond and bank debt will vary quarterly, depending on changes in the 90-day LIBOR. We will have the option each quarter to incur interest on the outstanding principal at the LIBOR-based variable interest rate or a fixed rate offered by our bank.

          For the $8,000,000 term loan, we will make quarterly, interest-only payments through March 31, 2005. Commencing on March 31, 2005, we will make quarterly principal payments of $222,000 plus interest over the remaining nine years of the ten-year loan period. The bank debt bears interest at a rate equal to the 90-day LIBOR plus 3.0%.

          For the $1,000,000 Industrial Development Authority Bond, we will make quarterly, interest-only payments for ten years followed by a single repayment of principal at the end of the ten-year loan period. If the 90-day LIBOR at the beginning of any calendar quarter is less than 4.0%, as it is currently, the bond will bear interest at a rate equal to the 90-day LIBOR plus 1.5%.  If the 90-day LIBOR at the beginning of any calendar quarter is between 4.0% and 6.0%, the bond will bear interest at a rate equal to the 90-day LIBOR plus 1.25%. If the 90-day LIBOR at the beginning of any calendar quarter exceeds 6.0%, the bond will bear interest at a rate equal to the 90-day LIBOR plus 1.0%.

          To provide credit support for these borrowings, we granted a mortgage to our bank on the land and building where our present headquarters are located, as well as on improvements, certain equipment, and other tangible personal property. Under our agreements with the bank, if the bank determines a material adverse change has occurred in our business, financial condition, results of operations, or business prospects, the bank in its sole discretion may declare at any time an event of default, of which one potential outcome could be the accelerated repayment of the loan balance. Under our agreements with the bank, we agreed to limit our total outstanding debt to $22,000,000. As of June 30, 2004, our total outstanding debt was $17,175,000. At any time after the fourth year of the loan period, or if we fail to maintain a minimum required cash and short-term investments balance of at least $22,000,000, our bank has the option to require additional collateral from us in the form of a security interest in certain cash and short-term investments, or in the form of a letter of credit, which may have the effect of requiring us to repay the outstanding loan balance to the bank. The agreements with our bank also contain covenants that, among other things, require us to obtain consent from the bank prior to paying dividends, making certain investments, changing the nature of our business, assuming or guaranteeing the indebtedness of another entity or individual, selling or otherwise disposing of a substantial portion of our assets, and merging or consolidating with another entity.

     5.   Stockholders’ Equity

          In May 2004, we sold 4,733,476 shares of common stock in a registered direct offering to a number of institutional and individual investors, including 812,408 shares sold to officers and an investment fund affiliated with a director, at a price of $6.77 per share, generating net proceeds of $29,928,000.

          During the six months ended June 30, 2004, participating employees purchased 8,456 shares of common stock pursuant to our employee stock purchase plan, resulting in net proceeds of $86,000. In addition, during the six months ended June 30, 2004, we received proceeds of $72,500 upon the exercise of options to purchase 24,766 shares of common stock.

     6.   Non-competition Agreement

          In March 2003, our former Chief Executive Officer, Stephen A. Roth, exercised the right under his separation agreement to enter into a non-competition agreement with us. Under the non-competition agreement, we are required to pay him $39,622 per month for 24 months and, should he leave our board of directors during such two-year period, continue his stock option vesting and exercisability. Upon entering into the non-competition agreement, we recorded a liability of $882,000, which represented the present value of the future payments, and a corresponding asset for the value of the non-competition commitment. The asset is being amortized using the straight-line method to marketing, general and administrative expense on our statements of operations over the two-year term of the agreement. As of June 30, 2004, the present value of remaining minimum payments under the non-competition agreement was $308,000.

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

	Three months ended June 30,		Six months ended June 30,

	2003	2004	2003	2004

Net loss – as reported	$(9,226)	$(10,326)	$(17,647)	$(19,829)
Add: Stock-based employee compensation expense included in reported net loss	21	67	32	78
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(2,380)	(2,818)	(6,250)	(5,098)

Net loss – pro forma	$(11,585)	$(13,077)	$(23,865)	$(24,849)

Basic and diluted net loss per share – as reported	$(0.54)	$(0.47)	$(1.07)	$(0.94)
Basic and diluted net loss per share – pro forma	$(0.67)	$(0.59)	$(1.44)	$(1.18)

     8.     Net Loss Per Share

             Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution from the exercise or conversion of securities into common stock. For the three and six months ended June 30, 2003 and 2004, the effects of the exercise of outstanding stock options and warrants to purchase 4,697,235 and 5,147,739 shares, respectively, were antidilutive; accordingly, they were excluded from the calculation of diluted net loss per share.

     9.     Supplemental Disclosure of Cash Flow Information

             The following table contains additional cash flow information for the periods reported (in thousands).

	Six months ended June 30,		Period from inception (January 17, 1989) to June 30, 2004

	2003	2004

Supplemental disclosure of cash flow information:
Cash paid for interest	$214	$480	$4,390

Non-compete agreement	$882	$—	$882

Non-cash investing activities:
Increase (decrease) in accrued property and equipment	$(102)	$(594)	$261

Assets acquired under capital leases and tenant improvement loan	$—	$184	$1,525

Non-cash financing activities:
Conversion of debt into common stock	$—	$—	$660

Issuance of common stock for dividends	$—	$—	$90

Issuance of common stock to employees in lieu of cash compensation	$—	$—	$44

     10.     Comprehensive Loss

               Our comprehensive loss for the three and six months ended June 30, 2004 was comprised only of our net loss, and was $10,326,000 and $19,829,000, respectively. Our comprehensive loss for the three and six months ended June 30, 2003 was comprised only of our net loss, and was $9,226,000 and $17,647,000, respectively. Our cumulative comprehensive loss from inception (January 17, 1989) through June 30, 2004 was comprised only of our net loss, and was $165,568,000.

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
•

expectations regarding new or expanded collaborations and for the performance of our existing collaboration partners regarding the development and commercialization of  products incorporating our technologies.

          Our actual results could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect our actual results include the following:

•	our ability to obtain the funds necessary for our operations;
•	our ability to meet forecasted project timelines;
•	our ability to develop commercial-scale manufacturing processes;
•	our ability to enter into and maintain collaborative arrangements;
•	our ability to obtain adequate sources of proteins and reagents;
•	our ability to expand and protect our intellectual property and to operate without infringing the rights of others;
•	our ability to develop and commercialize therapeutic proteins and to commercialize our technologies;
•	our ability to compete successfully in an intensely competitive field;
•	our ability to renovate our facilities as required for our operations;
•	our ability to attract and retain key personnel; and
•	general economic conditions.

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

          We have incurred operating losses each year since our inception. As of June 30, 2004, we had an accumulated deficit of approximately $165.6 million. We expect additional losses in 2004 and over the next several years as we expand product research and development efforts, increase manufacturing scale-up activities and expand our intellectual property portfolio. We have financed our operations through private and public offerings of equity securities, proceeds from debt financings, and revenues from our collaborative agreements.

          We believe that our existing cash, cash equivalents, and marketable securities, expected revenue from collaborations and license arrangements, and interest income should be sufficient to meet our operating and capital requirements through 2005, although changes in our collaborative relationships or our business, whether or not initiated by us, may cause us to deplete our cash, cash equivalents, and marketable securities sooner than the above estimate.

          Under agreements we entered into with a bank during the three months ended March 31, 2004, we have agreed to limit our total outstanding debt to $22.0 million. As of June 30, 2004, our total outstanding debt was approximately $17.2 million. At any time after the fourth year of the ten-year loan period, or if we fail to maintain a minimum required cash and short-term investments balance of at least $22.0 million, the bank has the option to require additional collateral from us in the form of a security interest in certain cash and short-term investments, or in the form of a letter of credit, which may have the effect of requiring us to repay the outstanding loan balance to the bank. See “Financing Activities – Debt Financing Activities – Credit Agreement” in the Liquidity and Capital Resources section of this Form 10-Q for a description of the material features of this borrowing.

Liquidity and Capital Resources

     Overview

          We had $64,884,000 in cash, cash equivalents, and marketable securities as of June 30, 2004, compared to $53,060,000 as of December 31, 2003. The increase for 2004 was primarily attributable to net proceeds from our May 2004 equity financing, proceeds from debt financings, and cash inflows from our collaborative agreements. These sources of cash were partially offset by the use of cash to fund our operating activities, capital expenditures, and debt repayments.

          The development of next-generation proprietary protein therapeutics, which we are pursuing both independently and in collaboration with selected partners, will require substantial expenditures by us and our collaborators. To finance those expenditures, we plan to continue financing our operations through private and public offerings of equity securities, proceeds from debt financings, and revenues from existing and future collaborative agreements. Because our 2004 revenues could be substantially affected by entering into new collaborations and on the financial terms of any new collaborations, we cannot estimate our 2004 revenues. Other than revenues from our existing collaborations, and any future collaborations with others, we do not expect to generate significant revenues until such time as products incorporating our technologies are commercialized, which is not expected during the next several years. We expect an additional several years to elapse before we can expect to generate sufficient cash flow from operations to fund our operating and investing requirements. Accordingly, we will need to raise substantial additional funds to continue our business activities and fund our operations beyond 2005.

     Operating Activities

          Cash used in operating activities was $17,892,000 and $16,771,000 for the six months ending June 30, 2004 and 2003, respectively. The net cash used in operating activities is substantially the result of our operating loss. The increase in depreciation and amortization expense over the prior year resulted primarily from the commencement of amortization of leasehold improvements that were placed in service in April 2004. During the six months ended June 30, 2004, we used cash of $987,000 to fund changes in operating assets and liabilities, primarily decreases in accrued compensation and accounts payable and an increase in prepaid expenses and other current assets. The reduction in accrued compensation during the six months ended June 30, 2004 resulted from the payment of bonuses attributable to employee service in 2003. During the six months ended June 30, 2004, prepaid expenses and other current and non-current assets increased by $856,000. This increase resulted from the annual payment of insurance premiums and maintenance agreements. Prepaid expenses fluctuate period to period depending on the timing of payment of significant annual expenditures, such as insurance premiums and maintenance contracts. In addition, we are often required to prepay contract research organizations for services prior to the initiation of work performed. These uses of cash were offset in part by an increase of $845,000 in deferred revenue. This increase was primarily due to the receipt from BioGeneriX of an upfront fee under our collaborative agreement with them. Fluctuations in operating items vary period-to-period due to, among other factors, the timing of research and development activities, such as the preparation and initiation of preclinical trials.

     Investing Activities

          During the six months ended June 30, 2004, we invested $7,691,000 in property, equipment, and building improvements. Of this amount, $4,935,000 was invested in leasehold improvements that are described below. In addition, we entered into capital lease obligations for equipment with an aggregate book value of $184,000, and we had accrued property and equipment of $261,000 as of June 30, 2004. We anticipate additional capital expenditures during the second half of 2004 of approximately $3.0 million. We may finance some or all of our capital expenditures through the issuance of new debt or equity. The terms of new debt could require us to maintain a minimum cash and investments balance, or to transfer cash into an escrow account to collateralize some portion of the debt, or both.

          In April 2004, we occupied our leased facility in Horsham, Pennsylvania and began amortizing the costs of constructing 25,000 square feet of laboratory and office space within the facility, which totals 40,000 square feet. As of June 30, 2004, we expended $9,692,000 and accrued $174,000 of costs related to improving the facility. During the first quarter of 2004, we entered into agreements with a bank for the purpose of funding these improvements. See “Financing Activities – Debt Financing Activities – Credit Agreement” in the Liquidity and Capital Resources section of this Form 10-Q for a description of the material features of this borrowing.

     Financing Activities

          Equity Financing Activities

          In May 2004, we sold 4,733,476 shares of common stock in a registered direct offering to a number of institutional and individual investors, including 812,408 shares sold to officers and an investment fund affiliated with a director, at a price of $6.77 per share, generating net proceeds of $29,928,000.

          During the six months ended June 30, 2004, participating employees purchased 8,456 shares of common stock pursuant to our employee stock purchase plan, resulting in net proceeds of $86,000. In addition, during the six months ended June 30, 2004, we received proceeds of $72,500 upon the exercise of options to purchase 24,766 shares of common stock.

          Debt Financing Activities

          Our total debt increased by $6,574,000 to $17,175,000 at June 30, 2004, compared to $10,601,000 at December 31, 2003. This increase primarily resulted from $11,441,000 in proceeds from the issuance of debt during the six months ended June 30, 2004. Partially offsetting the debt proceeds were $5,051,000 of debt principal repayments during the six months ended June 30, 2004. In addition, we entered into a capital lease obligation during the six months ended June 30, 2004 for equipment with an aggregate book value of $184,000.

               Term Loan

          In May 2004, we borrowed $1,500,000 from the landlord of our leased facility in Horsham, Pennsylvania. The terms of the financing require us to pay monthly principal and interest payments over 48 months at an interest rate of 13%. During the 12 months ending June 30, 2005, 2006, 2007, and 2008 we will be required to make principal and interest payments totaling $483,000, $483,000, $483,000, and $443,000, respectively, under this agreement.

               Credit Agreement

          During the three months ended March 31, 2004, we and a bank entered into agreements under which the bank acquired and reissued the $1,000,000 outstanding of our tax-exempt Industrial Development Authority bonds. In addition, we borrowed $8,000,000 from the bank, of which $1,800,000 was combined with $1,100,000 of our restricted cash for the purpose of paying in full the $2,900,000 outstanding of our taxable Industrial Development Authority bonds. The remaining $6,200,000 borrowed funded improvements to our leased facility, which we occupied in April 2004, in Horsham, Pennsylvania.

          The interest rate on the bond and bank debt will vary quarterly, depending on changes in the 90-day LIBOR. We will have the option each quarter to incur interest on the outstanding principal at the LIBOR-based variable interest rate or a fixed rate offered by our bank.

          For the $8,000,000 term loan, we will make quarterly, interest-only payments through March 31, 2005. Commencing on March 31, 2005, we will make quarterly principal payments of $222,000 plus interest over the remaining nine years of the ten-year loan period. The bank debt bears interest at a rate equal to the 90-day LIBOR plus 3.0%.

          For the $1,000,000 Industrial Development Authority Bond, we will make quarterly, interest-only payments for ten years followed by a single repayment of principal at the end of the ten-year loan period. If the 90-day LIBOR at the beginning of any calendar quarter is less than 4.0%, as it is currently, the bond will bear interest at a rate equal to the 90-day LIBOR plus 1.5%. If the 90-day LIBOR at the beginning of any calendar quarter is between 4.0% and 6.0%, the bond will bear interest at a rate equal to the 90-day LIBOR plus 1.25%. If the 90-day LIBOR at the beginning of any calendar quarter exceeds 6.0%, the bond will bear interest at a rate equal to the 90-day LIBOR plus 1.0%.

          To provide credit support for these borrowings, we granted a mortgage to our bank on the land and building where our present headquarters are located, as well as on improvements, certain equipment, and other tangible personal property. Under our agreements with the bank, if the bank determines a material adverse change has occurred in our business, financial condition, results of operations, or business prospects, the bank in its sole discretion may declare at any time an event of default, of which one potential outcome could be the accelerated repayment of the loan balance. Under our agreements with the bank, we agreed to limit our total outstanding debt to $22,000,000. As of June 30, 2004, our total outstanding debt was $17,175,000. At any time after the fourth year of the loan period, or if we fail to maintain a minimum required cash and short-term investments balance of at least $22,000,000, our bank has the option to require additional collateral from us in the form of a security interest in certain cash and short-term investments, or in the form of a letter of credit, which may have the effect of requiring us to repay the outstanding loan balance to the bank. The agreements with our bank also contain covenants that, among other things, require us to obtain consent from the bank prior to paying dividends, making certain investments, changing the nature of our business, assuming or guaranteeing the indebtedness of another entity or individual, selling or otherwise disposing of a substantial portion of our assets, and merging or consolidating with another entity.

               Equipment Loans

          In March 2004, we borrowed $941,000 to finance the purchase of equipment and facility improvements, which collateralize the amount borrowed. The terms of the financing require us to pay monthly principal and interest payments over 48 months at an interest rate of 8.09%. During the 12 months ending June 30, 2005, 2006, 2007, and 2008, we will be required to make principal and interest payments totaling $291,000, $291,000, $280,000, and $186,000, respectively, under this agreement.

          In December 2003, we borrowed $1,201,000 to finance the purchase of equipment and facility improvements, which collateralize the amount borrowed. The terms of the financing require us to pay monthly principal and interest payments over 48 months at an interest rate of 8.66%. During the 12 months ending June 30, 2005, 2006, 2007, and 2008, we will be required to make principal and interest payments totaling $366,000, $366,000, $348,000, and $189,000, respectively, under this agreement.

          In September 2003, we borrowed $831,000 to finance the purchase of equipment and facility improvements, which collateralize the amount borrowed. The terms of the financing require us to pay monthly principal and interest payments over 48 months at an interest rate of 8.35%. During the 12 months ending June 30, 2005, 2006, 2007, and 2008, we will be required to make principal and interest payments totaling $269,000, $269,000, $196,000, and $53,000, respectively, under this agreement.

          In March 2003, we borrowed $2,954,000 to finance the purchase of equipment, which collateralize the amount borrowed. The terms of the financing require us to pay monthly principal and interest payments over 42 months at an interest rate of 8.35%. During the 12 months ending June 30, 2005, 2006, and 2007, we will be required to make principal and interest payments totaling $976,000, $976,000, and $325,000, respectively, under this agreement.

          In December 2002, we borrowed $2,261,000 to finance the purchase of equipment, which collateralize the amount borrowed. The terms of the financing require us to pay monthly principal and interest payments over 36 months at an interest rate of 8.0%. During the 12 months ending June 30, 2005 and 2006, we will be required to make principal and interest payments totaling $850,000 and $496,000, respectively, under this agreement.

               Capital Lease Obligations

          In February 2004, we entered into a capital lease obligation for equipment with a book value of $184,000, which was calculated using an assumed incremental annual borrowing rate of 8.66%. The terms of the lease require us to make monthly payments through February 2009. Under this agreement, we will be required to make lease payments totaling $46,000, $46,000, $46,000, $46,000, and $30,000 during the 12 months ending June 30, 2005, 2006, 2007, 2008, and 2009, respectively.

          In September 2003, we entered into a capital lease for $354,000 of equipment. The terms of the lease required us to make an initial payment of $90,000 followed by monthly payments through September 2006. Under this agreement, we will be required to make lease payments totaling $99,000, $99,000, and $25,000 during the 12 months ending June 30, 2005, 2006, and 2007, respectively. We also entered into a capital lease obligation during September 2003 for $60,000 of software. The terms of the lease require us to make monthly payments through September 2008. Under this agreement, we will be required to make lease payments totaling $15,000, $15,000, $15,000, $15,000, and $2,500 during the 12 months ending June 30, 2005, 2006, 2007, 2008, and 2009, respectively.

          In June 2003, we entered into a capital lease for $119,000 of equipment. The terms of the lease required us to make an initial payment of $31,000 followed by monthly payments through June 2006. Under this agreement, we will be required to make lease payments totaling $37,000 and $37,000, during the 12 months ending June 30, 2005 and 2006, respectively.

          In April and May 2003, we entered into capital leases for $254,000 of equipment. The terms of the leases require us to make monthly payments through April 2006. Under these agreements, we will be required to make lease payments totaling $96,000 and $76,000 during the 12 months ending June 30, 2005 and 2006, respectively.

          In November 2002, we entered into a capital lease for $50,000 of equipment. The terms of the lease require us to make monthly payments over 36 months. Under this agreement, we will be required to make lease payments totaling $19,000 and $9,000 during the 12 months ending June 30, 2005 and 2006, respectively.

Summary of Contractual Obligations

          A summary of our obligations to make future payments under contracts existing as of December 31, 2003 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2003. The Liquidity and Capital Resources section of this Form 10-Q describes additional obligations from contracts entered into during the six months ended June 30, 2004.

Off-Balance Sheet Arrangements

          We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

          A discussion of our critical accounting policies and estimates is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2003. There have not been any changes or additions to our critical accounting policies during the six months ended June 30, 2004.

Results of Operations

          Our net loss for the three and six months ended June 30, 2004 was $10,326,000 and $19,829,000, respectively, compared to $9,226,000 and $17,647,000 for the corresponding periods in 2003. The following section explains the changes between the reporting periods in each component of net loss.

     Revenue from Collaborative Agreements

          Our revenues from collaborative agreements have historically been derived from a few major collaborators. Our collaborative agreements have had some or all of the following elements: upfront fees, research and development funding, milestone revenues, and royalties on product sales. Revenues from collaborative agreements for the three and six months ended June 30, 2004 were $891,000 and $2,141,000, respectively, compared to $651,000 and $721,000 for the corresponding periods in 2003. These increases were primarily due to research and development funding under our collaboration with Novo Nordisk A/S.

          During the three and six months ended June 30, 2004, one customer accounted for 99% of total revenues.  The same customer accounted for zero percent and 10% of total revenues during the three and six months ended June 30, 2003, respectively.

          During the three and six months ended June 30, 2003, another customer accounted for 62% and 55%, respectively, of total revenues. A third customer accounted for 38% and 35% of total revenues during the three and six months ended June 30, 2003, respectively.

          We are working in collaboration with Novo Nordisk to incorporate our technology in three next-generation versions of marketed proteins, one of which is currently marketed by Novo Nordisk. Under our agreements with Novo Nordisk, we received a $4,300,000 upfront fee, and Novo Nordisk is funding our research and development activities for these three proteins.

          In April 2004, we entered into an agreement with BioGeneriX AG, a company of the ratiopharm Group, to use our proprietary GlycoPEGylation technology to develop a long-acting, next-generation version of G-CSF.  Under the agreement, we will pursue with BioGeneriX the development and commercialization of a next-generation G-CSF. The parties will share equally all preclinical expenses. Because we do not know which party will incur greater preclinical expenses during any given quarter, we cannot estimate whether BioGeneriX will be reimbursing us or whether we will be reimbursing BioGeneriX during each quarter of the preclinical phase. BioGeneriX will fund the entire clinical development program. If we and BioGeneriX proceed to commercialization, we will have commercial rights in the U.S., Canada, Mexico and Japan. BioGeneriX will have commercial rights in Europe and the rest of the world. Each company will receive royalties on product sales in the other company’s territory. In connection with the agreement, we received from BioGeneriX a non-refundable, upfront fee, which is being amortized to revenue over the expected performance period.

          Because our 2004 revenues could be substantially affected by entering into new collaborations and on the financial terms of any new collaborations, we cannot estimate our 2004 revenues. Material cash inflows from proprietary drug development projects are highly uncertain, and we cannot reasonably estimate the period in which we will begin to receive material net cash inflows from our major research and development projects. Cash inflows from development-

stage products are dependent on several factors, including entering into collaborative agreements, the achievement of certain milestones, and regulatory approvals. We may not receive milestone payments from any existing or future collaborations if a development-stage product fails to meet technical or performance targets or fails to obtain the required regulatory approvals. Further, our revenues from collaborations will be affected by the levels of effort committed and made by our collaborative partners. Even if we achieve technical success in developing drug candidates, our collaborative partners may discontinue development, may not devote the resources necessary to complete development and commence marketing of these products, or they may not successfully market potential products.

     Research and Development Expense

          In January 2003, we announced the selection of an improved erythropoietin (EPO) as the target for our first proprietary drug development project. EPO is prescribed to stimulate production of red blood cells, and is approved for sale in major markets around the world for the treatment of anemia associated with oncology chemotherapy, end stage renal disease, and chronic renal insufficiency. Based on proof-of-concept data, we believe it is feasible to develop a long- acting EPO through GlycoPEGylation. During 2004, we are planning to continue various preclinical development activities.

          In October 2003, we announced the selection of an improved granulocyte colony stimulating factor (G-CSF) as the target for our second proprietary drug development project. G-CSF is prescribed to stimulate production of neutrophils (a type of white blood cell), and is approved for sale in major markets around the world for treatment of neutropenia associated with oncology chemotherapy. Based on proof-of-concept data, we believe it is feasible to develop a long-acting G-CSF through GlycoPEGylation. During 2004, we are planning to continue various preclinical development activities with our partner, BioGeneriX.

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

          The process of bringing drugs from the preclinical research and development stage through Phase I, Phase II, and Phase III clinical trials to FDA approval is time consuming and expensive. Because our announced product candidates are currently in the preclinical stage and there are a variety of potential intermediate clinical and non-clinical outcomes that are inherent in drug development, we cannot reasonably estimate either the timing or costs we will incur to complete these research and development projects. In addition, the timing and costs to complete our research and development projects will be affected by the timing and nature of any collaboration agreements we may enter into with a third party, neither of which we can currently estimate.

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

          Our research and development expenses were $7,788,000 and $15,666,000 for the three and six months ended June 30, 2004, respectively, and $6,664,000 and $12,284,000 for the comparable 2003 periods. We expect our research and development expenses to be significantly greater in 2004 than they were in 2003 primarily due to development and preclinical activities we plan to conduct during the year, including process development and pilot plant activities associated with our proprietary drug development programs. The following table illustrates research and development expenses incurred during 2003 and 2004 in each period for our significant groups of research and development projects (in thousands).

	Three months ended June 30,		Six months ended June 30,

	2003	2004	2003	2004

GlycoAdvance, GlycoPEGylation and GlycoConjugation	$2,483	$3,326	$4,319	$6,868
Other Glycotechnology Programs	250	56	384	122
Indirect expenses	3,931	4,406	7,581	8,676

	$6,664	$7,788	$12,284	$15,666

          GlycoAdvance, GlycoPEGylation, and GlycoConjugation

          Our GlycoAdvance, GlycoPEGylation and GlycoConjugation expenses result primarily from the development and preclinical activities, including process development and pilot plant activities, associated with our proprietary drug development programs. These expenses increased during the 2004 periods, compared to 2003, primarily due to hiring of additional employees and increased purchases of outside services, including preclinical studies, associated with our proprietary drug development programs.

          Other Glycotechnology Programs

          Research and development expenses related to our Other Glycotechnology Programs decreased during the 2004 periods, compared to 2003, consistent with our decision to focus our resources on our GlycoAdvance, GlycoPEGylation, and GlycoConjugation programs.

          Indirect expenses

          Our indirect research and development expenses increased during the 2004 periods, compared to 2003, primarily due to increases related to additional personnel, depreciation of capital expenditures, and operating an additional facility.

      Marketing, General and Administrative Expense

          Marketing, general and administrative expenses for the three and six months ended June 30, 2004 were $3,324,000 and $6,186,000, respectively, compared to $3,197,000 and $6,201,000 for the corresponding periods in 2003. The increase for the three months ended June 30, 2004 was primarily due to higher patent legal expenses. These costs were partially offset by savings in salary and other personnel-related costs as well as lower marketing costs. The decrease for the six months ended June 30, 2004 compared to the corresponding period in 2003 was primarily due to savings in salary and other personnel-related costs, as well as lower marketing costs. These savings were partially offset by higher patent filing fees during the 2004 period.  During 2004, we expect our marketing, general and administrative expenses to increase by less than 10% over 2003.

     Interest Income and Expense

          Interest income for the three and six months ended June 30, 2004 was $131,000 and $236,000, respectively, compared to $147,000 and $317,000 for the corresponding periods in 2003. The decreases during the 2004 periods primarily resulted from lower interest rates.

          Interest expense for the three and six months ended June 30, 2004 was $236,000 and $354,000, respectively, compared to $163,000 and $200,000 for the corresponding periods in 2003. The increases in the 2004 periods were due to higher average debt balances. Partially offsetting the increases during the three and six months ended June 30, 2004 was $91,000 and $131,000, respectively, of interest that was capitalized during the construction of improvements to our leased facility in Horsham, Pennsylvania. See “Investing Activities” in the Liquidity and Capital Resources section of this Form 10-Q for a description of those improvements. During the three and six months ended June 30, 2003, we capitalized interest of $15,000 and $0, respectively. We expect our interest expense during 2004 to increase compared to 2003 primarily due to the issuance of new debt. See “Financing Activities – Debt Financing Activities” in the Liquidity and Capital Resources section of this Form 10-Q for a description of the material features of our debt financings.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

          Our holdings of financial instruments are comprised primarily of money market securities and one government agency security, which is classified as a held-to-maturity security. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest in the shorter-end of the maturity spectrum. As of June 30, 2004, we held $5.0million in an obligation of a U.S. government agency with an original maturity of 347 days. The balance of our investment portfolio was held in money market securities. The approximate principal amount of our investment portfolio as of June 30, 2004 was $64.9 million. The annualized weighted-average interest rate earned on our portfolio during the six months ended June 30, 2004 was approximately 0.9%.

          We have exposure to changing interest rates on our tax-exempt bonds and variable rate bank debt, and we are currently not engaged in hedging activities. Interest on approximately $9.0 million of outstanding indebtedness is at an interest rate that varies quarterly, depending on changes in the 90-day LIBOR. During the six months ended June 30, 2004, the annualized weighted-average, interest rate on this debt was approximately 4.0%.

Item 4.	Controls and Procedures

          We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for financial reporting as of June 30, 2004. Based on that evaluation, our principal executive officer and principal financial officer concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms. There were no changes in these controls or procedures identified in connection with the evaluation of such controls or procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect, these controls or procedures.

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

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

A.	Our Annual Meeting of Stockholders was held on May 6, 2004.

B.	The motions before stockholders were:

	1.	To elect nine Directors.

Name of Director	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Nonvotes

C. Boyd Clarke	17,663,654	—	447,905	—	—
Brian H. Dovey	17,619,987	—	491,572	—	—
L. Patrick Gage, Ph.D.	17,640,099	—	471,460	—	—
William F. Hamilton, Ph.D.	17,626,754	—	484,805	—	—
Douglas J. MacMaster, Jr.	17,640,499	—	471,060	—	—
Mark H. Rachesky, M.D.	16,185,548	—	1,926,011	—	—
Stephen A. Roth, Ph.D.	17,659,440	—	452,119	—	—
Lowell E. Sears	17,626,654	—	484,905	—	—
Elizabeth H. S. Wyatt	17,639,999	—	471,560	—	—

2.	To ratify the appointment of KPMG LLP as our independent auditors for fiscal 2004.

Votes For	17,992,842
Votes Against	64,715
Votes Withheld	—
Abstentions	54,002
Broker Nonvotes	—

3.	To approve an amendment to our certificate of incorporation to increase the number of shares of common stock authorized to be issued by Neose from 30 million to 50 million.

Votes For	17,231,117
Votes Against	867,822
Votes Withheld	—
Abstentions	12,620
Broker Nonvotes	—

4.	To adopt our 2004 Equity Incentive Plan.

Votes For	11,150,619
Votes Against	2,310,133
Votes Withheld	—
Abstentions	16,015
Broker Nonvotes	—

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	List of Exhibits:

3.1 Third Amended and Restated Certificate of Incorporation of the Company.(1)

10.5 Research, Co-Development and Commercialization Agreement between BioGeneriX AG and the Company dated April 20, 2004.*#

10.6 Research, Development and License Agreement between the Company and MacroGenics, Inc. dated April 26, 2004.*#

10.7 First Amendment to Agreement of Lease between Liberty Property Limited Partnership and the Company dated May 18, 2004.*

10.8 Promissory Note of the Company to Liberty Property Limited Partnership dated May 7, 2004.*

10.9 Neose Technologies, Inc. 2004 Equity Incentive Plan.(2)

31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

	*	Filed herewith.
	#	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.
	(1)	Filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on May 14, 2004 and incorporated herein by reference.
	(2)	Filed as an Appendix C to our Proxy Statement filed with the SEC on April 2, 2004 and incorporated herein by reference.

(b)	Reports on Form 8-K:

On April 20, 2004, we filed a Current Report on Form 8-K announcing an agreement to develop a next-generation G-CSF.

On April 20, 2004, we filed a Current Report on Form 8-K announcing updated timing for our GlycoPEG-EPO IND filing.

On April 26, 2004, we filed a Current Report on Form 8-K announcing an agreement with MacroGenics, Inc.

On April 28, 2004, we furnished a Current Report on Form 8-K announcing that we had issued a press release reporting our financial results for the first quarter of 2004.

On May 14, 2004, we filed a Current Report on Form 8-K announcing our Third Amended and Restated Certificate of Incorporation and providing a current description of our capital stock.

On May 19, 2004, we filed a Current Report on Form 8-K announcing that we had entered into subscription agreements to sell shares of common stock in a registered direct offering.

On May 21, 2004, we filed a Current Report on Form 8-K announcing the closing of our registered direct offering.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOSE TECHNOLOGIES, INC.

Date: August 5, 2004	By:	/s/ ROBERT I. KRIEBEL

Robert I. Kriebel Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)