Form 10-Q
period 2004-09-30
NEOSE TECHNOLOGIES INC
filed 2004-11-04
CIK 877902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  24,717,171 shares of common stock, $.01 par value, were outstanding as of October 25, 2004.

NEOSE TECHNOLOGIES, INC.
(a development-stage company)

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

Neose Technologies, Inc.
(a development-stage company)

Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	December 31, 2003	September 30, 2004

Assets
Current assets:
Cash and cash equivalents	$48,101	$55,016
Marketable securities	4,959	—
Restricted funds	901	—
Prepaid expenses and other current assets	917	1,878

Total current assets	54,878	56,894
Property and equipment, net	37,192	42,158
Intangible and other assets, net	2,775	2,028

Total assets	$94,845	$101,080

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,231	$3,958
Accounts payable	2,342	1,791
Accrued compensation	2,510	1,940
Accrued expenses	2,433	2,533
Deferred revenue	4,333	4,720

Total current liabilities	13,849	14,942
Long-term debt and capital lease obligations	8,370	13,767
Other liabilities	413	542

Total liabilities	22,632	29,251

Stockholders’ equity:
Preferred stock, par value $.01 per share, 5,000 shares authorized, none issued	—	—
Common stock, par value $.01 per share, 30,000 and 50,000 shares authorized; 19,935 and 24,717 shares issued and outstanding	199	247
Additional paid-in capital	217,849	248,027
Deferred compensation	(96)	(53)
Deficit accumulated during the development stage	(145,739)	(176,392)

Total stockholders’ equity	72,213	71,829

Total liabilities and stockholders’ equity	$94,845	$101,080

The accompanying notes are an integral part of these financial statements.

Neose Technologies, Inc.
(a development-stage company)

Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,		Period from inception (January 17, 1989) to September 30, 2004

	2003	2004	2003	2004

Revenue from collaborative agreements	$150	$1,451	$871	$3,592	$22,473

Operating expenses:
Research and development	6,747	9,305	19,031	24,971	151,470
Marketing, general and administrative	2,456	2,861	8,657	9,047	69,267

Total operating expenses	9,203	12,166	27,688	34,018	220,737

Operating loss	(9,053)	(10,715)	(26,817)	(30,426)	(198,264)
Other income	—	—	—	—	7,773
Impairment of equity securities	(1,250)	—	(1,250)	—	(1,250)
Interest income	103	195	420	431	19,773
Interest expense	(138)	(304)	(338)	(658)	(4,424)

Net loss	$(10,338)	$(10,824)	$(27,985)	$(30,653)	$(176,392)

Basic and diluted net loss per share	$(0.59)	$(0.44)	$(1.66)	$(1.38)

Weighted-average shares outstanding used in computing basic and diluted net loss per share	17,437	24,712	16,828	22,284

The accompanying notes are an integral part of these financial statements.

Neose Technologies, Inc.
(a development-stage company)

Statements of Cash Flows
(unaudited)
(in thousands)

	Nine months ended September 30,		Period from inception (January 17, 1989) to September 30, 2004

	2003	2004

Cash flows from operating activities:
Net loss	$(27,985)	$(30,653)	$(176,392)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,511	4,433	22,360
Non-cash compensation	129	93	5,010
Loss on disposition of property and equipment	99	5	269
Common stock issued for non-cash and other charges	—	—	35
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	(370)	(1,008)	(2,239)
Accounts payable	(109)	(551)	1,791
Accrued compensation	222	(570)	1,521
Accrued expenses	(250)	575	2,153
Deferred revenue	(250)	387	4,720
Other liabilities	(220)	129	123

Net cash used in operating activities	(25,223)	(27,160)	(140,649)

Cash flows from investing activities:
Purchases of property and equipment	(2,137)	(8,942)	(59,505)
Proceeds from sale-leaseback of equipment	—	—	1,382
Purchases of marketable securities	(38,568)	—	(423,307)
Proceeds from sales of marketable securities	8,327	—	29,686
Proceeds from maturities of and other changes in marketable securities	25,500	5,000	394,360
Purchase of acquired technology	—	—	(4,550)
Investment in equity securities	—	—	(1,250)
Impairment of equity securities	1,250	—	1,250

Net cash used in investing activities	(5,628)	(3,942)	(61,934)

Cash flows from financing activities:
Proceeds from issuance of debt	3,785	12,696	31,970
Repayments of debt	(2,132)	(5,756)	(16,492)
Restricted cash related to debt	377	901	—
Proceeds from issuance of preferred stock, net	—	—	29,497
Proceeds from issuance of common stock, net	38,893	30,103	206,220
Proceeds from exercise of stock options and warrants	172	73	6,651
Acquisition of treasury stock	—	—	(175)
Dividends paid	—	—	(72)

Net cash provided by financing activities	41,095	38,017	257,599

Net increase in cash and cash equivalents	10,244	6,915	55,016
Cash and cash equivalents, beginning of period	31,088	48,101	—

Cash and cash equivalents, end of period	$41,332	$55,016	$55,016

The accompanying notes are an integral part of these financial statements.

NEOSE TECHNOLOGIES, INC.
(a development-stage company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

     1.  Basis of Presentation

          The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for presentation of interim financial statements. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented. In our opinion, however, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. You should not base your estimate of our results of operations for 2004 solely on our results of operations for the nine months ended September 30, 2004. You should read these unaudited financial statements in combination with:

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

	Three months ended September 30,		Nine months ended September 30,

	2003	2004	2003	2004

Net loss – as reported	$(10,338)	$(10,824)	$(27,985)	$(30,653)
Add: Stock-based employee compensation expense included in reported net loss	72	11	104	89
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(3,159)	(2,634)	(9,409)	(7,732)

Net loss – pro forma	$(13,425)	$(13,447)	$(37,290)	$(38,296)

Basic and diluted net loss per share – as reported	$(0.59)	$(0.44)	$(1.66)	$(1.38)

Basic and diluted net loss per share – pro forma	$(0.77)	$(0.54)	$(2.22)	$(1.72)

     3.  Revenue Recognition

          Revenue from collaborative agreements consists of upfront fees, research and development funding, and milestone payments. Non-refundable upfront fees are deferred and amortized to revenue over the related estimated performance period. Periodic payments for research and development activities are recognized over the period in which we perform those activities under the terms of each agreement. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the associated substantive milestone is achieved.

          In April 2004, we entered into an agreement with BioGeneriX AG, a company of the ratiopharm Group, to use our proprietary GlycoPEGylation™ technology to develop a long-acting version of granulocyte colony stimulating factor (G-CSF).  Under the agreement, we and BioGeneriX will pursue development and commercialization of a long-acting G-CSF. The parties will share equally preclinical expenses by reconciling quarterly the amounts expended by each party. Because each party is the primary obligor for its research and bears the risk of reimbursement from the other party, we will recognize the reimbursement of our preclinical obligations as revenue and record the obligation to BioGeneriX as research and development expense.  The level of spending on preclinical expenses by each party will vary from quarter to quarter; therefore, we will sometimes owe a net reimbursement or be owed a net reimbursement. BioGeneriX will fund the entire clinical development program. If we and BioGeneriX proceed to commercialization, we will have commercial rights in the U.S., Canada, Mexico and Japan. BioGeneriX will have commercial rights in Europe and the rest of the world. Each company will receive royalties on product sales in the other company’s territory. In connection with the agreement, we received from BioGeneriX a non-refundable, upfront fee, which is being amortized to revenue over the expected performance period.

     4.  Significant Customer Concentration

          Our revenues from collaborative agreements have been derived from a few major collaborators. Our collaborative agreements have had some or all of the following elements: upfront fees, research and development funding, milestone revenues, and royalties on product sales.

          During the three and nine months ended September 30, 2004, one customer accounted for 42% and 76%, respectively, of total revenues. The same customer accounted for 100% and 25% of total revenues during the three and nine months ended September 30, 2003, respectively.

          During the three and nine months ended September 30, 2004, a second customer accounted for 58% and 24%, respectively, of total revenues. The same customer did not account for any revenue during the three and nine months ended September 30, 2003, respectively.

     5.  Long-term Debt and Capital Lease Obligations

          In August 2004, we borrowed $1,255,000 to finance the purchase of equipment and facility improvements, which collateralize the amount borrowed. The terms of the financing require us to pay monthly principal and interest payments over 48 months at an interest rate of 9.0%. During the 12 months ending September 30, 2005, 2006, 2007, and 2008, we will be required to make principal repayments totaling $313,000, $343,000, $375,000, and $224,000, respectively, under this agreement.

          In May 2004, we borrowed $1,500,000 from the landlord of our leased facility in Horsham, Pennsylvania. The terms of the financing require us to pay monthly principal and interest payments over 48 months at an interest rate of 13%. During the 12 months ending September 30, 2005, 2006, 2007, and 2008, we will be required to make principal repayments totaling $291,000, $359,000, $409,000, and $343,000, respectively, under this agreement.

          In March 2004, we borrowed $941,000 to finance the purchase of equipment and facility improvements, which collateralize the amount borrowed. The terms of the financing require us to pay monthly principal and interest payments over 48 months at an interest rate of 8.09%. During the 12 months ending September 30, 2005, 2006, 2007, and 2008, we will be required to make principal repayments totaling $231,000, $250,000, $243,000, and $127,000, respectively, under this agreement.

          In February 2004, we entered into a capital lease obligation for equipment with a book value of $184,000, which was calculated using an assumed incremental annual borrowing rate of 8.66%. The terms of the lease require us to make monthly payments through February 2009. Under this agreement, we will be required to make principal repayments totaling $32,000, $35,000, $39,000, $42,000, and $19,000 during the 12 months ending September 30, 2005, 2006, 2007, 2008, and 2009, respectively.

          During the three months ended March 31, 2004, we and a bank entered into agreements under which the bank acquired and reissued the $1,000,000 of our outstanding tax-exempt Industrial Development Authority bonds. In addition, we borrowed $8,000,000 from the bank, of which $1,800,000 was combined with $1,100,000 of our restricted cash for the purpose of paying in full the $2,900,000 outstanding of our taxable Industrial Development Authority bonds. The remaining $6,200,000 borrowed funded improvements to our leased facility in Horsham, Pennsylvania, which we occupied in April 2004.

          For the $8,000,000 term loan, we will make quarterly, interest-only payments through March 31, 2005. Commencing on March 31, 2005, we will make quarterly principal payments of $222,000 plus interest over the remaining nine years of the ten-year loan period. The bank debt bears interest at a rate equal to the 90-day LIBOR plus 3.0%.  We will have the option each quarter to incur interest on the outstanding principal at the LIBOR-based variable interest rate or a fixed rate offered by the bank.

          For the $1,000,000 tax-exempt Industrial Development Authority Bond, we will make quarterly, interest-only payments for ten yearsfollowed by a single repayment of principal at the end of the ten-year loan period. If the 90-day LIBOR at the beginning of any calendar quarter is less than 4.0%, as it is currently, the bond will bear interest at a rate equal to the 90-day LIBOR plus 1.5%. If the 90-day LIBOR at the beginning of any calendar quarter is between 4.0% and 6.0%, the bond will bear interest at a rate equal to the 90-day LIBOR plus 1.25%. If the 90-day LIBOR at the beginning of any calendar quarter exceeds 6.0%, the bond will bear interest at a rate equal to the 90-day LIBOR plus 1.0%.  We will have the option each quarter to incur interest on the outstanding principal at the LIBOR-based variable interest rate or a fixed rate offered by the bank.

          To provide credit support for these borrowings, we granted a mortgage to the bank on the land and building where our present headquarters are located, as well as on improvements, certain equipment, and other tangible personal property. Under our agreements with the bank, if the bank determines a material adverse change has occurred in our business, financial condition, results of operations, or business prospects, the bank, in its sole discretion, may declare at any time an event of default, of which one potential outcome could be the accelerated repayment of the loan balance, which was $9,000,000 as of September 30, 2004. Under our agreements with the bank, we agreed to limit our total outstanding debt to $22,000,000. As of September 30, 2004, our total outstanding debt was $17,725,000. At any time after the fourth year of the loan period, or if we fail to maintain a minimum required cash and short-term investments balance of at least $22,000,000, our bank has the option to require additional collateral from us in the form of a security interest in certain cash and short-term investments, or in the form of a letter of credit, which may have the effect of requiring us to repay the outstanding loan balance to the bank. The agreements with our bank also contain covenants that, among other things, require us to obtain consent from the bank prior to paying dividends, making certain investments, changing the nature of our business, assuming or guaranteeing the indebtedness of another entity or individual, selling or otherwise disposing of a substantial portion of our assets, and merging or consolidating with another entity.

     6.  Stockholders’ Equity

          In May 2004, we sold 4,733,476 shares of common stock in a registered direct offering to a number of institutional and individual investors, including 812,408 shares sold to officers and an investment fund affiliated with a director, at a price of $6.77 per share, generating net proceeds of $29,928,000.

          During the nine months ended September 30, 2004, participating employees purchased 23,564 shares of common stock pursuant to our employee stock purchase plan, resulting in net proceeds of $175,000. In addition, during the nine months ended September 30, 2004, we received proceeds of $73,000 upon the exercise of options to purchase 24,766 shares of common stock.

     7.  Separation and Non-competition Agreements

          In September 2004, we entered into a separation agreement with our Chief Financial Officer in connection with his retirement in January 2005. Under the agreement, we are required to pay him $10,781 per month (or one-half of his current monthly base salary)and provide medical benefits over a 12-month period commencing on his retirement date. We have also committed to pay any bonus earned by him for 2004, as determined using the same criteria as if he were employed as of the time of payment. We estimate the present value of these benefits as of the anticipated retirement date will be approximately $240,000, which we will accrue through the anticipated retirement date.  In addition, we extended for twelve months the period during which he may exercise his stock options that were vested and outstanding as of his retirement date. Because the stock options had no intrinsic value as of the modification date, there was no charge associated with the option modification.

          In March 2003, our former Chief Executive Officer exercised the right under his separation agreement to enter into a non-competition agreement with us. Under the non-competition agreement, we are required to pay him $39,622 per month for 24 months and, should he leave our board of directors during such two-year period, continue his stock option vesting and exercisability. Upon entering into the non-competition agreement, we recorded a liability of $882,000, which represented the present value of the future payments, and a corresponding asset for the value of the non-competition commitment. The asset is being amortized on a straight-line basis to marketing, general and administrative expense on our statements of operations over the two-year term of the agreement. As of September 30, 2004, the present value of remaining minimum payments under the non-competition agreement was $194,000.

     8.  Impairment of Equity Securities

          In 2000, we made an investment of $1,250,000 in Series A convertible preferred stock of Neuronyx, Inc., and entered into a research and development collaboration with Neuronyx for the discovery and development of drugs for treating Parkinson’s disease and other neurological diseases. We recorded the equity investment at cost. In October 2003, Neuronyx informed us that they were nearing completion of a Series C equity financing, under which Series C and Series B Neuronyx investors would have an aggregate liquidation preference that was senior to the Series A liquidation preference and exceeded the assumed post-money valuation of Neuronyx. As a result, we reduced the carrying value of our equity investment to zero as of September 30, 2003 by recording a non-cash charge, which was reflected as an impairment of equity securities in our statements of operations.

     9.  Net Loss Per Share

          Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution from the exercise or conversion of securities into common stock. For the three and nine months ended September 30, 2003 and 2004, the effects of the exercise of outstanding stock options and warrants to purchase 4,323,234 and 5,166,254 shares, respectively, were antidilutive; accordingly, they were excluded from the calculation of diluted net loss per share.

     10.  Supplemental Disclosure of Cash Flow Information

          The following table contains additional cash flow information for the periods reported (in thousands).

	Nine months ended September 30,		Period from inception (January 17, 1989) to September 30, 2004

	2003	2004

Supplemental disclosure of cash flow information:
Cash paid for interest	$352	$533	$4,443

Non-compete agreement	$882	$—	$882

Non-cash investing activities:
Increase (decrease) in accrued property and equipment	$(37)	$(475)	$380

Assets acquired under capital leases	$—	$184	$1,525

Non-cash financing activities:
Conversion of debt into common stock	$—	$—	$660

Issuance of common stock for dividends	$—	$—	$90

Issuance of common stock to employees in lieu of cash compensation	$—	$—	$44

     11.  Comprehensive Loss

          Our comprehensive loss for the three and nine months ended September 30, 2004 was comprised only of our net loss, and was $10,824,000 and $30,653,000, respectively. Our comprehensive loss for the three and nine months ended September 30, 2003 was comprised only of our net loss, and was $10,338,000 and $27,985,000, respectively. Our cumulative comprehensive loss from inception (January 17, 1989) through September 30, 2004 was comprised only of our net loss, and was $176,392,000.

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
•

expectations regarding the timing and character of new or expanded collaborations and for the performance of our existing collaboration partners in connection with the development and commercialization of  products incorporating our technologies.•

          Our actual results could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect our actual results include the following:

•	our ability to obtain the funds necessary for our operations;
•	our ability to meet forecasted project timelines;
•	our ability to develop commercial-scale manufacturing processes for our products and reagents, either independently or in collaboration with others;
•	our ability to enter into and maintain collaborative arrangements;
•	our ability to obtain adequate sources of proteins and reagents;
•	our ability to expand and protect our intellectual property and to operate without infringing the rights of others;
•	our ability to develop and commercialize therapeutic proteins and to commercialize our technologies;
•	our ability to compete successfully in an intensely competitive field;
•	our ability to renovate our facilities as required for our operations;
•	our ability to attract and retain key personnel; and
•	general economic conditions

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

Overview

          We are a biopharmaceutical company focused on improving protein therapeutics using our proprietary technologies. Our core technologies, GlycoAdvance™ and GlycoPEGylation, enable us to manipulate, enzymatically, the carbohydrate structures of glycoproteins, and thereby pursue the objective of improving the therapeutic profiles of proteins that have already been marketed or substantially developed.  Our business strategy is to use our technologies to improve proteins for which there exists a substantial body of data demonstrating safety and efficacy.  We intend to apply this strategy to next-generation products that we are developing on our own or in collaboration with others.  We also expect to use our technologies, through strategic partners, to improve products of other parties.

          We have incurred operating losses each year since our inception. As of September 30, 2004, we had an accumulated deficit of approximately $176.4 million. We expect additional losses in 2004 and over the next several years as we expand product research and development efforts, increase manufacturing scale-up activities and expand our intellectual property portfolio. We have financed our operations through private and public offerings of equity securities, proceeds from debt financings, and revenues from our collaborative agreements.

          We believe that our existing cash and cash equivalents, expected revenue from our existing collaborations and license arrangements, and interest income should be sufficient to meet our operating and capital requirements through 2005, although changes in our collaborative relationships or our business, whether or not initiated by us, may affect the rate at which we deplete our cash and cash equivalents.

          Under agreements we entered into with a bank during the three months ended March 31, 2004, we have agreed to limit our total outstanding debt to $22.0 million. As of September 30, 2004, our total outstanding debt was approximately $17.7 million. At any time after the fourth year of the ten-year loan period, or if we fail to maintain a minimum required cash and short-term investments balance of at least $22.0 million, the bank has the option to require additional collateral from us in the form of a security interest in certain cash and short-term investments, or in the form of a letter of credit, which may have the effect of requiring us to repay the outstanding loan balance to the bank. See “Financing Activities – Debt Financing Activities – Credit Agreement” in the Liquidity and Capital Resources section of this Form 10-Q for a description of the material features of this borrowing.

Liquidity and Capital Resources

     Overview

          We had $55,016,000 in cash and cash equivalents as of September 30, 2004, compared to $53,060,000 in cash, cash equivalents, and marketable securities as of December 31, 2003. The increase for 2004 was primarily attributable to net proceeds from our May 2004 equity financing, proceeds from debt financings, and cash inflows from our collaborative agreements. These sources of cash were partially offset by the use of cash to fund our operating activities, capital expenditures, and debt repayments.

          The development of next-generation proprietary protein therapeutics, which we are pursuing both independently and in collaboration with selected partners, will require substantial expenditures by us and our collaborators. To finance those expenditures, we plan to continue financing our operations through private and public offerings of equity securities, proceeds from debt financings, and revenues from existing and future collaborative agreements. Our future revenues could be substantially affected by entering into new collaborations and on the financial terms of any new collaborations. Because we do not know the timing or terms of any new collaborations we may enter into, we cannot estimate our future revenues. Other than revenues from our existing collaborations, and any future collaborations with others, we do not expect to generate significant revenues until such time as products incorporating our technologies are commercialized. We expect an additional several years to elapse before we will be able to generate sufficient cash flow from operations to fund our operating and investing requirements. Accordingly, we will need to raise substantial additional funds to continue our business activities and fund our operations beyond 2005.

     Operating Activities

          Cash used in operating activities was $27,160,000 and $25,223,000 for the nine months ending September 30, 2004 and 2003, respectively. The net cash used in operating activities is substantially the result of our operating loss. The increase in depreciation and amortization expense over the prior year resulted primarily from the commencement of amortization of leasehold improvements that were placed in service in April 2004.

          During the nine months ended September 30, 2004, we used cash of $1,038,000 to fund changes in operating assets and liabilities, primarily due to decreases in accrued compensation and accounts payable and an increase in prepaid expenses and other current and non-current assets. The reduction in accrued compensation during the nine months ended September 30, 2004 resulted from the payment of bonuses attributable to employee service in 2003. During the nine months ended September 30, 2004, prepaid expenses and other current and non-current assets increased by $1,008,000, primarily due to an increase in our receivables from collaborative partners and the annual payment of insurance premiums and maintenance agreements. Prepaid expenses fluctuate period-to-period depending on the timing of payment of significant annual expenditures, such as insurance premiums and maintenance contracts. In addition, we are often required to prepay contract research organizations for services prior to the initiation of work performed.

          Our uses of cash during the nine months ended September 30, 2004 were offset in part by an increase of $387,000 in deferred revenue. This increase was primarily due to the receipt from BioGeneriX of an upfront fee under our collaborative agreement. Fluctuations in operating items vary period-to-period due to, among other factors, the timing of research and development activities, such as the preparation and initiation of preclinical trials.

     Investing Activities

          During the nine months ended September 30, 2004, we invested $8,942,000 in property, equipment, and building improvements. Of this amount, $5,075,000 was invested in leasehold improvements that are described below. In addition, we entered into capital lease obligations for equipment with an aggregate book value of $184,000, and we had accrued property and equipment of $380,000 as of September 30, 2004. We anticipate additional capital expenditures during the remainder of 2004 of approximately $1.0 million. We may finance some or all of our capital expenditures through the issuance of new debt or equity. We would prefer to finance capital expenditures through the issuance of new debt, to the extent that we are allowed to do so under our existing bank covenants.  The terms of new debt could require us to maintain a minimum cash and investments balance, or to transfer cash into an escrow account to collateralize some portion of the debt, or both.

          In April 2004, we occupied our leased facility in Horsham, Pennsylvania and began amortizing the costs of constructing 25,000 square feet of laboratory and office space within the facility, which totals 40,000 square feet. As of September 30, 2004, we had expended $10,165,000 and accrued $101,000 of costs related to improving the facility. During the first quarter of 2004, we entered into agreements with a bank for the purpose of funding these improvements. See “Financing Activities – Debt Financing Activities – Credit Agreement” in the Liquidity and Capital Resources section of this Form 10-Q for a description of the material features of this borrowing.

     Financing Activities

          Equity Financing Activities

          In May 2004, we sold 4,733,476 shares of common stock in a registered direct offering to a number of institutional and individual investors, including 812,408 shares sold to officers and an investment fund affiliated with a director, at a price of $6.77 per share, generating net proceeds of $29,928,000.

          During the nine months ended September 30, 2004, participating employees purchased 23,564 shares of common stock pursuant to our employee stock purchase plan, resulting in net proceeds of $175,000. In addition, during the nine months ended September 30, 2004, we received proceeds of $73,000 upon the exercise of options to purchase 24,766 shares of common stock.

          Debt Financing Activities

          Our total debt increased by $7,124,000 to $17,725,000 at September 30, 2004, compared to $10,601,000 at December 31, 2003. This increase primarily resulted from $12,696,000 in proceeds from the issuance of debt during the nine months ended September 30, 2004. Partially offsetting the debt proceeds were $5,756,000 of debt principal repayments during the nine months ended September 30, 2004. In addition, we entered into a capital lease obligation during the nine months ended September 30, 2004 for equipment with an aggregate book value of $184,000.

               Term Loan

          In May 2004, we borrowed $1,500,000 from the landlord of our leased facility in Horsham, Pennsylvania. The terms of the financing require us to pay monthly principal and interest payments over 48 months at an interest rate of 13%. During the 12 months ending September 30, 2005, 2006, 2007, and 2008, we will be required to make principal and interest payments totaling $443,000, $483,000, $483,000, and $362,000, respectively, under this agreement.

               Credit Agreement

          During the three months ended March 31, 2004, we and a bank entered into agreements under which the bank acquired and reissued the $1,000,000 of our outstanding tax-exempt Industrial Development Authority bonds. In addition, we borrowed $8,000,000 from the bank, of which $1,800,000 was combined with $1,100,000 of our restricted cash for the purpose of paying in full the $2,900,000 outstanding of our taxable Industrial Development Authority bonds. The remaining $6,200,000 borrowed funded improvements to our leased facility, which we occupied in April 2004, in Horsham, Pennsylvania.

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

          For the $1,000,000 tax-exempt Industrial Development Authority Bond, we will make quarterly, interest-only payments for ten years followed by a single repayment of principal at the end of the ten-year loan period. If the 90-day LIBOR at the beginning of any calendar quarter is less than 4.0%, as it is currently, the bond will bear interest at a rate equal to the 90-day LIBOR plus 1.5%. If the 90-day LIBOR at the beginning of any calendar quarter is between 4.0% and 6.0%, the bond will bear interest at a rate equal to the 90-day LIBOR plus 1.25%. If the 90-day LIBOR at the beginning of any calendar quarter exceeds 6.0%, the bond will bear interest at a rate equal to the 90-day LIBOR plus 1.0%.  We will have the option each quarter to incur interest on the outstanding principal at the LIBOR-based variable interest rate or a fixed rate offered by our bank.

          To provide credit support for these borrowings, we granted a mortgage to the bank on the land and building where our present headquarters are located, as well as on improvements, certain equipment, and other tangible personal property. Under our agreements with the bank, if the bank determines a material adverse change has occurred in our business, financial condition, results of operations, or business prospects, the bank, in its sole discretion, may declare at any time an event of default, of which one potential outcome could be the accelerated repayment of the loan balance, which was $9,000,000 as of September 30, 2004.  Under our agreements with the bank, we agreed to limit our total outstanding debt to $22,000,000. As of September 30, 2004, our total outstanding debt was $17,725,000. At any time after the fourth year of the loan period, or if we fail to maintain a minimum required cash and short-term investments balance of at least $22,000,000, our bank has the option to require additional collateral from us in the form of a security interest in certain cash and short-term investments, or in the form of a letter of credit, which may have the effect of requiring us to repay the outstanding loan balance to the bank. The agreements with our bank also contain covenants that, among other things, require us to obtain consent from the bank prior to paying dividends, making certain investments, changing the nature of our business, assuming or guaranteeing the indebtedness of another entity or individual, selling or otherwise disposing of a substantial portion of our assets, and merging or consolidating with another entity.

               Equipment Loans

          In August 2004, we borrowed $1,255,000 to finance the purchase of equipment and facility improvements, which collateralize the amount borrowed. The terms of the financing require us to pay monthly principal and interest payments over 48 months at an interest rate of 9.0%. During the 12 months ending September 30, 2005, 2006, 2007, and 2008 we will be required to make principal and interest payments totaling $417,000, $414,000, $414,000, and $235,000, respectively, under this agreement.

          In March 2004, we borrowed $941,000 to finance the purchase of equipment and facility improvements, which collateralize the amount borrowed. The terms of the financing require us to pay monthly principal and interest payments over 48 months at an interest rate of 8.09%. During the 12 months ending September 30, 2005, 2006, 2007, and 2008, we will be required to make principal and interest payments totaling $291,000, $291,000, $263,000, and $130,000, respectively, under this agreement.

          In December 2003, we borrowed $1,201,000 to finance the purchase of equipment and facility improvements, which collateralize the amount borrowed. The terms of the financing require us to pay monthly principal and interest payments over 48 months at an interest rate of 8.66%. During the 12 months ending September 30, 2005, 2006, 2007, and 2008, we will be required to make principal and interest payments totaling $366,000, $366,000, $337,000, and $108,000, respectively, under this agreement.

          In September 2003, we borrowed $831,000 to finance the purchase of equipment and facility improvements, which collateralize the amount borrowed. The terms of the financing require us to pay monthly principal and interest payments over 48 months at an interest rate of 8.35%. During the 12 months ending September 30, 2005, 2006, 2007, and 2008, we will be required to make principal and interest payments totaling $269,000, $269,000, $169,000, and $13,000, respectively, under this agreement.

          In March 2003, we borrowed $2,954,000 to finance the purchase of equipment, which collateralize the amount borrowed. The terms of the financing require us to pay monthly principal and interest payments over 42 months at an interest rate of 8.35%. During the 12 months ending September 30, 2005, 2006, and 2007, we will be required to make principal and interest payments totaling $976,000, $976,000, and $81,000, respectively, under this agreement.

          In December 2002, we borrowed $2,261,000 to finance the purchase of equipment, which collateralize the amount borrowed. The terms of the financing require us to pay monthly principal and interest payments over 36 months at an interest rate of 8.0%. During the 12 months ending September 30, 2005 and 2006, we will be required to make principal and interest payments totaling $850,000 and $283,000, respectively, under this agreement.

               Capital Lease Obligations

          In February 2004, we entered into a capital lease obligation for equipment with a book value of $184,000, which was calculated using an assumed incremental annual borrowing rate of 8.66%. The terms of the lease require us to make monthly payments through February 2009. Under this agreement, we will be required to make lease payments totaling $46,000, $46,000, $46,000, $46,000, and $19,000 during the 12 months ending September 30, 2005, 2006, 2007, 2008, and 2009, respectively.

          In September 2003, we entered into a capital lease for $354,000 of equipment. The terms of the lease require us to make an initial payment of $90,000 followed by monthly payments through September 2006. Under this agreement, we will be required to make lease payments totaling $99,000 during each of the 12 months ending September 30, 2005 and 2006, respectively. We also entered into a capital lease obligation during September 2003 for $60,000 of software. The terms of the lease require us to make monthly payments through September 2008. Under this agreement, we will be required to make lease payments totaling $16,000 during each of the 12 months ending September 30, 2005, 2006, 2007, and 2008, respectively.

          In June 2003, we entered into a capital lease for $119,000 of equipment. The terms of the lease require us to make an initial payment of $31,000 followed by monthly payments through June 2006. Under this agreement, we will be required to make lease payments totaling $37,000 and $28,000 during the 12 months ending September 30, 2005 and 2006, respectively.

          In April and May 2003, we entered into capital leases for $254,000 of equipment. The terms of the leases require us to make monthly payments through April 2006. Under these agreements, we will be required to make lease payments totaling $96,000 and $52,000 during the 12 months ending September 30, 2005 and 2006, respectively.

          In November 2002, we entered into a capital lease for $50,000 of equipment. The terms of the lease require us to make monthly payments over 36 months. Under this agreement, we will be required to make lease payments totaling $19,000 and $5,000 during the 12 months ending September 30, 2005 and 2006, respectively.

Summary of Contractual Obligations

          A summary of our obligations to make future payments under contracts existing as of December 31, 2003 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2003. Other than the two agreements described below, the Liquidity and Capital Resources section of this Form 10-Q describes obligations from contracts entered into during the nine months ended September 30, 2004.

          In September 2004, we entered into a separation agreement with our Chief Financial Officer in connection with his retirement in January 2005. Under the agreement, we are required to pay him $10,781 per month (or one-half of his current monthly base salary) and provide medical benefits over a 12-month period commencing on his retirement date. We have also committed to pay any bonus earned by him for 2004, as determined using the same criteria as if he were employed as of the time of payment. We estimate the present value of these benefits as of the anticipated retirement date will be approximately $240,000, which we will accrue through the anticipated retirement date.  In addition, we extended through the twelve months, the period during which he may exercise his stock options that were vested and outstanding as of his retirement date. Because the stock options had no intrinsic value as of the modification date, there was no charge associated with the option modification.

          We also entered into an amendment of an operating lease in September 2004 for our existing warehouse and office space located in Horsham, Pennsylvania. The lease amendment extended our scheduled lease termination date from December 31, 2004 to April 30, 2007. Under the amended lease, we will be required to make payments totaling $47,500, $48,750, and $16,250 in the years ended December 31, 2005, 2006, and 2007, respectively.

Off-Balance Sheet Arrangements

          We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

          A discussion of our critical accounting policies and estimates is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2003. There have not been any changes or additions to our critical accounting policies during the nine months ended September 30, 2004.

Results of Operations

          Our net loss for the three and nine months ended September 30, 2004 was $10,824,000 and $30,653,000, respectively, compared to $10,338,000 and $27,985,000 for the corresponding periods in 2003. The following section explains the changes between the reporting periods in each component of net loss.

     Revenue from Collaborative Agreements

          Our revenues from collaborative agreements have historically been derived from a few major collaborators. Our collaborative agreements have had some or all of the following elements: upfront fees, research and development funding, milestone revenues, and royalties on product sales. Revenues from collaborative agreements for the three and nine months ended September 30, 2004 were $1,451,000 and $3,592,000, respectively, compared to $150,000 and $871,000 for the corresponding periods in 2003. These increases were primarily due to research and development funding under our collaboration with Novo Nordisk A/S and BioGeneriX AG.

          We are working in collaboration with Novo Nordisk to incorporate our technology in three next-generation versions of marketed proteins, one of which is currently marketed by Novo Nordisk. Under our agreements with Novo Nordisk, we received a $4,300,000 upfront fee in the fourth quarter of 2003, and Novo Nordisk is funding our research and development activities for these three proteins.

          In April 2004, we entered into an agreement with BioGeneriX, a company of the ratiopharm Group, to use our proprietary GlycoPEGylation technology to develop a long-acting version of G-CSF.  Under the agreement, we will pursue with BioGeneriX the development and commercialization of a long-acting G-CSF. The parties will share equally all preclinical expenses by reconciling quarterly the amounts expended by each party. Because each party is the primary obligor for its research and bears the risk of reimbursement from the other party, we will recognize the reimbursement of our preclinical obligations as revenue and record the obligation to BioGeneriX as research and development expense.  The level of spending on preclinical expenses by each party will vary from quarter to quarter; therefore, we will sometimes owe a net reimbursement or be owed a net reimbursement. BioGeneriX will fund the entire clinical development program. If we and BioGeneriX proceed to commercialization, we will have commercial rights in the U.S., Canada, Mexico and Japan. BioGeneriX will have commercial rights in Europe and the rest of the world. Each company will receive royalties on product sales in the other company’s territory. In connection with the agreement, we received from BioGeneriX a non-refundable, upfront fee, which is being amortized to revenue over the expected performance period.

          Because our future revenues could be substantially affected by entering into new collaborations and on the financial terms of any new collaborations, we cannot estimate our future revenues. Material cash inflows from proprietary drug development projects are highly uncertain, and we cannot reasonably estimate the period in which we will begin to receive material net cash inflows from our major research and development projects. Cash inflows from development-stage products are dependent on several factors, including entering into collaborative agreements, the achievement of certain milestones, and regulatory approvals. We may not receive milestone payments from any existing or future collaborations if a development-stage product fails to meet technical or performance targets or fails to obtain the required regulatory approvals. Further, our revenues from collaborations will be affected by the levels of effort committed and made by our collaborative partners. Even if we achieve technical success in developing drug candidates, our collaborative partners may discontinue development, may not devote the resources necessary to complete development and commence marketing of these products, or they may not successfully market potential products.

     Research and Development Expense

          In January 2003, we announced the selection of an improved erythropoietin (EPO) as the target for our first proprietary drug development project. EPO is prescribed to stimulate production of red blood cells, and is approved for sale in major markets around the world for the treatment of anemia associated with oncology chemotherapy, end stage renal disease, and chronic renal insufficiency. Based on our current preclinical data, we believe it is feasible to develop a long- acting EPO through GlycoPEGylation. We are planning to continue various preclinical development activities during the remainder of 2004.

          In October 2003, we announced the selection of an improved granulocyte colony stimulating factor (G-CSF) as the target for our second proprietary drug development project. G-CSF is prescribed to stimulate production of neutrophils (a type of white blood cell), and is approved for sale in major markets around the world for treatment of neutropenia associated with oncology chemotherapy. Based on our current preclinical data, we believe it is feasible to develop a long-acting G-CSF through GlycoPEGylation. We are planning to continue various preclinical development activities with our partner, BioGeneriX, during the remainder of 2004.

          We are also conducting exploratory research, both independently and with collaborators, to identify proteins that are likely candidates for development using our technologies, which may be advanced for development through our own proprietary drug program or through our partnering and licensing program. In addition, we are continuing some work on the development of our other programs, including new applications of our GlycoPEGylation and GlycoConjugation™ technologies.

          Our current research and development projects are divided between two categories: (i) GlycoAdvance and GlycoPEGylation and (ii) Other Glycotechnology Programs, which includes projects investigating other applications of our intellectual property. The following chart sets forth our projects in each of these categories and the stage to which each has been developed:

	Development Stage	Status

GlycoAdvance and GlycoPEGylation
Improved erythropoietin	Preclinical	Active
Improved granulocyte colony stimulating factor	Preclinical	Active
Other protein projects	Research/ Preclinical	Active
Other Glycotechnology Programs
Non-protein therapeutic applications	Research	Active
Nutritional applications	N/A	Inactive

          The process of bringing drugs from the preclinical research and development stage through Phase I, Phase II, and Phase III clinical trials to FDA approval is time consuming and expensive. Because our announced product candidates are currently in the preclinical stage and there are a variety of intermediate clinical and non-clinical outcomes that can occur in drug development, we cannot reasonably estimate either the timing or costs we will incur to complete these research and development projects. In addition, the timing and costs to complete our proprietary research and development projects will be affected by the timing and nature of any collaboration agreements we may enter into with any third parties, none of which we can currently estimate.

          For each of our research and development projects, we incur both direct and indirect expenses. Direct expenses include salaries and other costs of personnel, raw materials, and supplies for each project. We may also incur third-party costs related to these projects, such as contract research and manufacturing, consulting, preclinical and clinical development costs. Indirect expenses include depreciation expense and the costs of operating and maintaining our facilities, property, and equipment, to the extent used for our research and development projects, as well as the costs of general management of our research and development projects.

          Our research and development expenses were $9,305,000 and $24,971,000 for the three and nine months ended September 30, 2004, respectively, and $6,747,000 and $19,031,000 for the comparable 2003 periods. We expect our research and development expenses to continue to be significantly greater in 2004 than they were in 2003 primarily due to development and preclinical activities we plan to conduct during the year, including process development and pilot plant activities associated with our proprietary drug development programs. The following table illustrates research and development expenses incurred during 2003 and 2004 in each period for our significant groups of research and development projects (in thousands).

	Three months ended September 30,		Nine months ended September 30,

	2003	2004	2003	2004

GlycoAdvance, GlycoPEGylation and GlycoConjugation	$2,535	$4,386	$6,854	$11,254
Other Glycotechnology Programs	84	19	468	141
Indirect expenses	4,128	4,900	11,709	13,576

	$6,747	$9,305	$19,031	$24,971

          GlycoAdvance, GlycoPEGylation, and GlycoConjugation

          Our GlycoAdvance, GlycoPEGylation and GlycoConjugation expenses result primarily from the development and preclinical activities, including process development and pilot plant activities, associated with our proprietary drug development programs. These expenses increased during the 2004 periods, compared to 2003, primarily due to hiring of additional employees and increased purchases of outside services and supplies associated with our proprietary drug development programs.

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

     Marketing, General and Administrative Expense

          Marketing, general and administrative expenses for the three and nine months ended September 30, 2004 were $2,861,000 and $9,047,000, respectively, compared to $2,456,000 and $8,657,000 for the corresponding periods in 2003. The increase for the three and nine months ended September 30, 2004 was primarily due to higher patent legal expenses. These costs were partially offset by savings in salary and other personnel-related costs as well as lower marketing costs.  During 2004, we expect our marketing, general and administrative expenses to increase by less than 10% over 2003.

     Impairment of Equity Securities

          In 2000, we made an investment of $1,250,000 in Series A convertible preferred stock of Neuronyx, Inc., and entered into a research and development collaboration with Neuronyx for the discovery and development of drugs for treating Parkinson’s disease and other neurological diseases. We recorded the equity investment at cost. In October 2003, Neuronyx informed us that they were nearing completion of a Series C equity financing, under which Series C and Series B Neuronyx investors would have an aggregate liquidation preference that was senior to the Series A liquidation preference and exceeded the assumed post-money valuation of Neuronyx. As a result, we reduced the carrying value of our equity investment to zero as of September 30, 2003 by recording a non-cash charge, which was reflected as an impairment of equity securities in our statements of operations.

     Interest Income and Interest Expense

          Interest income for the three and nine months ended September 30, 2004 was $195,000 and $431,000, respectively, compared to $103,000 and $420,000 for the corresponding periods in 2003. The increases during the 2004 periods resulted primarily from slightly higher cash, cash equivalents, and marketable securities balances due to our May 2004 equity offering, partially offset by lower interest rates.

          Interest expense for the three and nine months ended September 30, 2004 was $304,000 and $658,000, respectively, compared to $138,000 and $338,000 for the corresponding periods in 2003. The increases in the 2004 periods were due to higher average debt balances. Partially offsetting the increases during the nine months ended September 30, 2004 was $131,000 of interest that was capitalized during the construction of improvements to our leased facility in Horsham, Pennsylvania. See “Investing Activities” in the Liquidity and Capital Resources section of this Form 10-Q for a description of those improvements. During the nine months ended September 30, 2003, we capitalized interest of $15,000. We expect our interest expense during 2004 to increase compared to 2003 primarily due to the issuance of new debt. See “Financing Activities – Debt Financing Activities” in the Liquidity and Capital Resources section of this Form 10-Q for a description of the material features of our debt financings.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

          As of September 30, 2004, our holdings of financial instruments are comprised solely of money market securities.  To date, our market risk exposure has consisted principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest in the shorter-end of the maturity spectrum. As of September 30, 2004, we were not invested in any marketable securities. The approximate principal amount of our investment portfolio as of September 30, 2004 was $55.0 million. The annualized weighted-average interest rate earned on our portfolio during the nine months ended September 30, 2004 was approximately 1.0%.

          We have exposure to changing interest rates on our tax-exempt bonds and variable rate bank debt, and we are currently not engaged in hedging activities. Interest on approximately $9.0 million of outstanding indebtedness is at an interest rate that varies quarterly, depending on changes in the 90-day LIBOR. During the nine months ended September 30, 2004, the annualized weighted-average, interest rate on this debt was approximately 4.0%.

Item 4.	Controls and Procedures

          We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for financial reporting as of September 30, 2004. Based on that evaluation, our principal executive officer and principal financial officer concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms. There were no changes in these controls or procedures identified in connection with the evaluation of such controls or procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect, these controls or procedures.

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

PART II.     OTHER INFORMATION

Item 6.	Exhibits

	10.10	Separation Agreement between the Company and Robert I. Kriebel dated September 23, 2004.(1)

	10.11	Promissory Note of the Company to General Electric Capital Corporation dated August 20, 2004.*

	10.12	Form of Incentive Stock Option Award Agreement under the Company’s 2004 Equity Incentive Plan.*

	10.13	Form of Non-Qualified Stock Option Award Agreement under the Company’s 2004 Equity Incentive Plan.*

	10.14	Form of Annual Director Grant Agreement under the Company’s 2004 Equity Incentive Plan.*

	10.15	Form of Director Fee Option Grant Agreement under the Company’s 2004 Equity Incentive Plan.*

	31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

	31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
(1)	Filed as Exhibit 10.10 to our Current Report on Form 8-K filed with the SEC on September 24, 2004 and incorporated herein by reference.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOSE TECHNOLOGIES, INC.

Date: November 4, 2004	By:	/s/ ROBERT I. KRIEBEL

Robert I. Kriebel Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)