Form 10-Q
period 2005-03-31
NEOSE TECHNOLOGIES INC
filed 2005-05-03
CIK 877902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  32,782,372 shares of common stock, $.01 par value, were outstanding as of April 25, 2005.

NEOSE TECHNOLOGIES, INC.

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

Neose Technologies, Inc.

Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	March 31, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$64,275	$45,048
Accounts receivable and other current assets	1,989	2,768

Total current assets	66,264	47,816
Property and equipment, net	40,219	41,133
Intangible and other assets, net	1,519	1,782

Total assets	$108,002	$90,731

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable	$638	$—
Current portion of long-term debt and capital lease obligations	4,551	4,586
Accounts payable	2,069	1,783
Accrued compensation	865	1,916
Accrued expenses	2,049	2,052
Deferred revenue	1,006	1,560

Total current liabilities	11,178	11,897
Long-term debt and capital lease obligations	12,700	13,759
Deferred revenue, net of current portion	3,495	3,688
Other liabilities	518	533

Total liabilities	27,891	29,877

Stockholders’ equity:
Preferred stock, par value $.01 per share, 5,000 shares authorized, none issued	—	—
Common stock, par value $.01 per share, 50,000 shares authorized; 32,782 and 24,717 shares issued and outstanding	328	247
Additional paid-in capital	278,457	248,027
Deferred compensation	(26)	(39)
Accumulated deficit	(198,648)	(187,381)

Total stockholders’ equity	80,111	60,854

Total liabilities and stockholders’ equity	$108,002	$90,731

The accompanying notes are an integral part of these financial statements.

Neose Technologies, Inc.

Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,

	2005	2004

Revenue from collaborative agreements	$1,348	$1,250

Operating expenses:
Research and development	9,625	7,878
General and administrative	2,978	2,862

Total operating expenses	12,603	10,740

Operating loss	(11,255)	(9,490)
Other income	22	—
Interest income	304	105
Interest expense	(338)	(118)

Net loss	$(11,267)	$(9,503)

Basic and diluted net loss per share	$(0.40)	$(0.48)

Weighted-average shares outstanding used in computing basic and diluted net loss per share	27,947	19,943

The accompanying notes are an integral part of these financial statements.

Neose Technologies, Inc.

Statements of Cash Flows
(unaudited)
(in thousands)

	Three months ended March 31,

	2005	2004

Cash flows from operating activities:
Net loss	$(11,267)	$(9,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,636	1,347
Non-cash compensation expense	50	14
Changes in operating assets and liabilities:
Accounts receivable and other current assets	759	(983)
Intangible and other assets	—	2
Accounts payable	286	(507)
Accrued compensation	(669)	(1,292)
Accrued expenses	(10)	(98)
Deferred revenue	(747)	456
Other liabilities	(15)	(82)

Net cash used in operating activities	(9,977)	(10,646)

Cash flows from investing activities:
Purchases of property and equipment	(452)	(3,968)
Proceeds from sale of equipment	20	—

Net cash used in investing activities	(432)	(3,968)

Cash flows from financing activities:
Proceeds from issuance of debt	701	9,941
Repayments of debt	(1,157)	(4,426)
Debt issuance costs	—	(102)
Restricted cash related to debt	—	901
Proceeds from issuance of common stock, net	30,092	86
Proceeds from exercise of stock options and warrants	—	30

Net cash provided by financing activities	29,636	6,430

Net increase (decrease) in cash and cash equivalents	19,227	(8,184)
Cash and cash equivalents, beginning of period	45,048	48,101

Cash and cash equivalents, end of period	$64,275	$39,917

The accompanying notes are an integral part of these financial statements.

NEOSE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)

1.       Organization and Business Activities

                    Neose Technologies, Inc. is a biopharmaceutical company using its enzymatic technologies to develop proprietary drugs, focusing primarily on therapeutic proteins. We believe that our core enzymatic technologies, GlycoAdvance® and GlycoPEGylation™, improve the drug properties of therapeutic proteins by building out, and attaching polyethylene glycol (PEG) to, carbohydrate structures on the proteins.

                    Our revenue from collaborative agreements increased from $1,435 in 2003 to $5,070 in 2004. In April 2005, we entered into agreement with BioGeneriX AG for the use of our enzymatic technologies to develop a long-acting version of a currently marketed therapeutic protein (see Note 10). We have now partnered five of our six proprietary drug programs that are in various stages of research and preclinical development. Under our collaborative agreements, we have begun to receive significant revenues from our planned principal operation of developing proprietary drugs. As a result of the revenue growth in 2004 compared to 2003 and entering into new collaborative agreements, we are no longer considered a development-stage company as we have been since our inception in January 1989, and all cumulative information reported in prior years is no longer reported.

2.       Interim Financial Information

                    The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for presentation of interim financial statements. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented. In our opinion, however, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. You should not base your estimate of our results of operations for 2005 solely on our results of operations for the three months ended March 31, 2005. You should read these unaudited financial statements in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2004.

3.       Summary of Significant Accounting Policies

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

NEOSE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)

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

          Stock-based Compensation

                    We apply the intrinsic value method of accounting for all stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We record deferred compensation for option grants to employees for the amount, if any, by which the market price per share exceeds the exercise price per share. In addition, we apply fair value accounting for option grants to non-employees in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), and Emerging Issues Task Force Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

                    We have elected to adopt only the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. The following table illustrates the effect on our net loss and basic and diluted net loss per share if we had recorded compensation expense for the estimated fair value of our stock-based employee compensation, consistent with SFAS No. 123:

	Three months ended March 31,

	2005	2004

Net loss – as reported	$(11,267)	$(9,503)
Add: Stock-based employee compensation expense included in reported net loss	301	11
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(1,141)	(2,280)

Net loss – pro forma	$(12,107)	$(11,772)

Basic and diluted net loss per share – as reported	$(0.40)	$(0.48)

Basic and diluted net loss per share – pro forma	$(0.43)	$(0.59)

NEOSE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)

          Net Loss Per Share

                    Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the sum of weighted-average number of common shares outstanding for the period and the number of additional shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares are excluded from the calculation of diluted net loss per share if the effect on net loss per share is antidilutive. Our diluted net loss per share is equal to basic net loss per share for all reporting periods presented because giving effect in the computation of diluted net loss per share to the exercise of outstanding options or granting of restricted stock units would have been antidilutive.

          Comprehensive Loss

                    Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes changes to equity that are not included in net income (loss). Our comprehensive loss for the three months ended March 31, 2005 and 2004 was comprised only of our net loss, and was $11,267 and $9,503, respectively.

          Fair Value of Financial Instruments

                    The fair value of financial instruments is the amount for which instruments could be exchanged in a current transaction between willing parties. As of March 31, 2005, the carrying values of cash and cash equivalents, accounts receivable and other current assets, accounts payable, accrued expenses, and accrued compensation equaled or approximated their respective fair values because of the short duration of these instruments. The fair value of our debt was estimated by discounting the future cash flows of each instrument at rates recently offered to us for similar debt instruments offered by our lenders. As of March 31, 2005, the fair and carrying values of our debt and capital lease obligations were $16,596 and $17,889, respectively.

          Recent Accounting Pronouncements

                    In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), which will require companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. FIN 47 must be adopted no later than the end of the fiscal year ending after December 15, 2005. We have not completed an assessment of the impact that adoption of FIN 47 will have on our financial statements.

NEOSE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)

                    In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (SFAS No. 123R), which requires companies to expense the fair value of stock options and other equity-based compensation to employees. It also provides guidance for determining whether an award is a liability-classified award or an equity-classified award, and determining fair value. SFAS No. 123R applies to all unvested stock-based payment awards outstanding as of the adoption date. Pursuant to a rule announced by the Securities and Exchange Commission in April 2005, SFAS No. 123R must be adopted no later than the beginning of the first fiscal year that begins after June 15, 2005. We have not completed an assessment of the impact on our financial statements resulting from potential modifications to our equity-based compensation structure or the use of an alternative fair value model in anticipation of adopting SFAS No. 123R.

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

          Reclassification

                    Certain prior year amounts have been reclassified to conform to current year presentation.

4.       Supplemental Disclosure of Cash Flow Information

                    The following table contains additional cash flow information for the periods reported.

	Three months ended March 31,

	2005	2004

Supplemental disclosure of cash flow information:
Gross cash paid for interest	$328	$209
Less capitalized interest	—	(91)

Cash paid for interest, net of amounts capitalized	$328	$118

Non-cash investing activities:
Increase in accrued property and equipment	$7	$445

Assets acquired under capital leases	$—	$184

Non-cash financing activity:
Conversion of accrued compensation from liability to equity classified award upon grant of restricted stock units (see Note 9)	$382	$—

NEOSE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)

5.       Accounts Receivable and Other Current Assets

                    Accounts receivable and other current assets consisted of the following:

	March 31, 2005	December 31, 2004

Accounts receivable	$703	$2,150
Prepaid insurance (see Note 7)	670	102
Deposits	30	30
Assets held for sale	29	49
Receivable from related party	32	31
Other prepaid expenses	525	406

	$1,989	$2,768

6.       Intangible and Other Assets

                    Intangible and other assets consisted of the following:

	March 31, 2005	December 31, 2004

Acquired intellectual property, net of accumulated amortization of $3,387 and $3,238 as of March 31, 2005 and December 31, 2004, respectively	$1,163	$1,312
Non-competition agreement, net of accumulated amortization of $882 and $772 as of March 31, 2005 and December 31, 2004, respectively	—	110
Deferred financing costs, net of accumulated amortization of $22 and $18 as of March 31, 2005 and December 31, 2004, respectively	159	163
Receivable from related party	57	57
Deposits	140	140

	$1,519	$1,782

NEOSE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)

7.       Debt and Capital Lease Obligations

                    Debt and capital lease obligations consisted of the following:

	March 31, 2005	December 31, 2004

Term loan from bank	$7,778	$8,000
Industrial development authority bonds	1,000	1,000
Term loan from landlord (unsecured), annual interest at 13.00%, due June 2008	1,248	1,327
Notes payable to equipment lender, secured by equipment and facility improvements, interest rates from 8.00% to 9.01%, due 2006 to 2009	6,736	7,463
Note payable, secured by insurance policies, annual interest at 3.91%, due January 2006	638	—

Subtotal	17,400	17,790
Capital lease obligations	489	555

Total debt	17,889	18,345
Less note payable	(638)	—
Less current portion of long-term debt	(4,551)	(4,586)

Total long-term debt, net of current portion	$12,700	$13,759

                    In March 2005, we borrowed $701 to finance insurance policy premiums due on certain insurance policies. The insurance policy premiums, net of amortization, are included in accounts receivable and other current assets on our balance sheet at March 31, 2005 (see Note 5). We are required to pay $65 of principal and interest during each of the 11 months beginning on March 15, 2005 and ending on January 15, 2006. The interest is calculated based on an annual percentage rate of 3.91%. To secure payment of the amounts financed, we granted the lender a security interest in all of our right, title and interest to the insurance policies. Upon a default by us, the lender can demand, and will have the right to receive, immediate payment of the total unpaid balance of the loan. In the event of default and the demand for immediate payment by the lender, interest will accrue on any unpaid amounts at the highest rate allowed by applicable law.

NEOSE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)

8.       Accrued Expenses

                    Accrued expenses consisted of the following:

	March 31, 2005	December 31, 2004

Property and equipment	$70	$63
Professional fees	688	610
Employee relocation	160	186
Outside research expenses	64	174
Other expenses	1,067	1,019

	$2,049	$2,052

9.       Stockholders’ Equity

          Common Stock

                    In February 2005, we sold 8,050 shares of our common stock at a public offering price of $4.00 per share, generating net proceeds of $30,006.

                    In January 2005, participating employees purchased 15 shares of common stock pursuant to our employee stock purchase plan, resulting in net proceeds of $86. Effective January 31, 2005, we terminated the employee stock purchase plan due, in part, to the potential financial statement impact resulting from the expected adoption of SFAS No. 123R in January 2006. During the three months ended March 31, 2005, there were no exercises of options to purchase shares of common stock.

          Restricted Stock Units

                    In March 2005, in order to align the interests of management and stockholders, and as part of a broader program to conserve cash, we modified our bonus program for 2004 for officers, adjusted salaries for officers to reduce cash payments, and granted restricted stock units (RSUs) to officers. We also decided to pay 2005 bonuses for officers by the award of RSUs instead of cash. During the three months ended March 31, 2005, we recorded $292 of expense related to these awards, of which $50 was recorded for equity-classified awards.

          Modification of 2004 Bonus Awards for Officers

                    In March 2005, the Compensation Committee of our Board of Directors (Compensation Committee) decided that the 2004 bonus award to our Chief Executive Officer would be paid solely in RSUs instead of cash, and that 2004 bonus awards to other officers would be payable 50% in cash and 50% in RSUs. The liability associated with the cash portion of the 2004 bonus

NEOSE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)

was $441 and was included in accrued compensation at December 31, 2004 on our balance sheet. The number of RSUs granted was determined by dividing the dollar amount of the 2004 bonus to be paid in the form of RSUs by the fair market value of our common stock on the date of grant. Except for two officers that retired, these RSUs will not vest until the first anniversary of the grant, and will not be distributed until 18 months from grant, subject to the occurrence of certain events. The amount of the RSU portion of the 2004 bonus for the retired officers was $67, which we charged to general and administrative expenses on our statement of operations in 2004 because the RSUs were immediately vested. The amount of the RSU portion of the 2004 bonus for other officers was $588, which we are charging to operating expenses on our statements of operations on a straight-line basis over the 26-month period from January 2004 to the vesting date of the RSUs (March 2006). As a result, at December 31, 2004, our accrued compensation included $339 related to these RSUs. The liability classification of these RSUs continued until the grant date, at which time the liability of $382 for the award became equity-classified.

          Modification of 2005 Bonus Awards for Officers

                    Payment of 2005 bonuses for officers will be made in full by the award of RSUs instead of cash in amounts determined by our Compensation Committee. For 2005 only, each officer’s bonus target will be increased by 25% to compensate for the change from cash to RSUs. The number of RSUs granted will be a function of both the fair value of the stock on March 3, 2005 as well as the fair value of the stock on the grant date, which we anticipate will occur during the first quarter of 2006. Because the RSUs will vest in equal amounts over the four quarters following the date of grant, each RSU will be segregated into four tranches, and the value of each tranche will be amortized to operating expenses on our statements of operations individually as though each is a separate award.

                    For each quarter of 2005, we will calculate an estimated award value using the fair value of our stock as of the most recent balance sheet date. The award value will be accrued over the period from January 2005 until one year following the date of grant. The accrued award value as of each balance sheet date will be classified as a liability until the grant date, at which time the award will become equity-classified and the liability balance will be reclassified to additional paid-in-capital.

          Adjustment of Officer Base Salaries

                    In March 2005, the Compensation Committee reduced the base salary levels of all of the Company’s officers for the period from March 1, 2005 through February 28, 2006. The salary for each officer is 10% lower than his or her base salary on February 28, 2005. In connection with these reductions, each officer was granted a one-time award of RSUs. The number of RSUs granted for this purpose was determined with reference to the 10% reduction and forgone merit increases, and the closing price of our common stock on the date of grant. The grant date value of these RSUs, which vest in equal amounts over four quarters following the date of grant, of $345 is being charged to operating expenses on a straight-line basis over the 12-month period from March 2005 through February 2006.

NEOSE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)

10.     Collaborative Agreements and Significant Customer Concentration

         BioGeneriX Agreements

                    On January 28, 2005, we entered into a Supply and Option Agreement (Option Agreement) with BioGeneriX AG (BioGeneriX), a company of the ratiopharm Group, that provided for BioGeneriX to pay us and to supply to us an undisclosed protein for research purposes. The Option Agreement also granted BioGeneriX an exclusive option to enter into a pre-negotiated Research, License and Option agreement (License Agreement) for the use of our enzymatic technologies to develop a long-acting version of a currently marketed therapeutic protein.

                    On April 28, 2005, we and BioGeneriX entered into the License Agreement following the exercise by BioGeneriX of the option we granted to it under the Option Agreement. We will receive a non-refundable payment in connection with the exercise of the option and execution of the License Agreement.

                    Under the License Agreement, we are entitled to receive research payments for the next 12 months, and potentially milestone payments of up to $61,500 as well as royalties on product sales. The License Agreement provides that we will conduct research on behalf of BioGeneriX for approximately 12 months and grants to BioGeneriX the right to obtain an exclusive, worldwide license, upon specified terms, to use our enzymatic technologies to develop and commercialize a long-acting version of the undisclosed therapeutic protein that is the target of the research. If BioGeneriX exercises its right to obtain this license, BioGeneriX will be responsible for the further development and commercialization of the target protein. In addition, if requested by BioGeneriX, we will provide, and be fully reimbursed for, any required technical assistance. We will also be entitled, at our request, to supplies of some process reagents from BioGeneriX.

                    We also are collaborating with BioGeneriX on the development and commercialization of a long-acting granulocyte colony stimulating factor, under a separate agreement, which was described in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

          Amendment to Novo Nordisk Agreement

                    On February 16, 2005, we entered into an amendment (Amendment) to one of our two Research, Development and License Agreements with Novo Nordisk A/S (Novo Nordisk) dated as of November 17, 2003, as previously amended (Novo Agreement). The Novo Agreement was described in the Notes to Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2004.

NEOSE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)

                    Under the Novo Agreement, we are conducting work on next-generation versions of two proteins. The Amendment provided for a change in the timing of one milestone payment, and a restructuring of payment of certain project-related costs for one of the two proteins that is the subject of the Novo Agreement.

          Significant Customer Concentration

                    During the three months ended March 31, 2005 and 2004, one customer accounted for 53% and 100%, respectively, of total revenues. During the three months ended March 31, 2005, a second customer accounted for 47% of total revenues. That second customer did not account for any revenues during the three months ended March 31, 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995:

                    This report and the documents incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). When used in this report and the documents incorporated herein by reference, the words “anticipate,” “believe,” “estimate,” “may,” “expect,” “intend,” and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements include, among others, the statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations about our:

•	estimate of the length of time that our existing cash and cash equivalents, expected revenue, and interest income will be adequate to finance our operating and capital requirements;
•	expected losses;
•	expectations for future capital requirements;
•	expectations for increases in operating expenses;
•

expectations for increases in research and development, and general and administrative expenses in order to develop products, manufacture commercial quantities of reagents and products, and commercialize our technology;

•	expectations for the development of proprietary drug candidates;
•	expectations for generating revenue;
•	expectations regarding the timing and structure of new or expanded collaborations; and
•	expectations regarding the success of existing collaborations for the development and commercialization of products using our technologies.

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

                    These and other risks and uncertainties that could affect our actual results are discussed in this report and in our other filings with the Securities and Exchange Commission (SEC), particularly the section entitled “Factors Affecting The Company’s Prospects” of our Annual Report on Form 10-K for the year ended December 31, 2004. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements other than as required by applicable law.

                    We do not undertake any duty to update after the date of this report any of the forward-looking statements in this report to conform them to actual results.

                    You should read this section in combination with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2004, included in our Annual Report on Form 10-K for the year ended December 31, 2004 and in our 2004 Annual Report to Stockholders.

Overview

                    We are a biopharmaceutical company using our enzymatic technologies to develop proprietary drugs, focusing primarily on therapeutic proteins. We believe that our core enzymatic technologies, GlycoAdvance and GlycoPEGylation, improve the drug properties of therapeutic proteins by building out, and attaching polyethylene glycol (PEG) to, carbohydrate structures on the proteins. We are using our technologies to develop proprietary versions of protein drugs with proven safety and efficacy and to improve the therapeutic profiles of proteins being developed by our partners. We expect these modified proteins to offer significant advantages, including less frequent dosing and possibly improved efficacy, over the original versions of the drugs now on the market, as well as to meet or exceed the pharmacokinetic profile of next-generation versions of the drugs now on the market. We believe this strategy of targeting drugs with proven safety and efficacy allows us to lower the risk profile of our proprietary development portfolio as compared to de novo protein drug development.

                    We have incurred operating losses each year since our inception. As of March 31, 2005, we had an accumulated deficit of $198,648,000. We expect additional losses in 2005 and over the next several years as we continue product research and development efforts, implement manufacturing scale-up activities and expand our intellectual property portfolio. We have financed our operations through private and public offerings of equity securities, proceeds from debt financings, and revenues from our collaborative agreements.

                    We believe that our existing cash and cash equivalents, expected revenue from collaborations and license arrangements, and interest income should be sufficient to meet our operating and capital requirements at least through mid-2006, although changes in our collaborative relationships or our business, whether or not initiated by us, may cause us to deplete our cash and cash equivalents sooner than the above estimate. Under agreements we entered into with a bank during the first quarter of 2004, we have agreed to limit our total outstanding debt to $22,000,000. As of March 31, 2005, our total outstanding debt was $17,889,000. At any time after January 30, 2008, or if we fail to maintain a minimum required cash and short-term investments balance of at least $22,000,000, the bank has the option to require additional collateral from us in the form of a security interest in certain cash and short-term investments, or in the form of a letter of credit, which may have the effect of requiring us to repay the outstanding loan balance to the bank. See “Financing Activities – Debt Financing Activities – Term Loan from Bank and Industrial Development Authority Bonds” in the Liquidity and Capital Resources section of this Form 10-Q for a description of the material features of this borrowing.

Liquidity and Capital Resources

          Overview

                    We had $64,275,000 in cash and cash equivalents as of March 31, 2005, compared to $45,048,000 in cash and cash equivalents as of December 31, 2004. The increase during the first quarter of 2005 was primarily attributable to the net proceeds from our public offering in February 2005, partly offset by the use of cash during the three months ended March 31, 2005 to fund our operating activities, capital expenditures, and debt repayments.

                    In February 2005, we offered and sold 8,050,000 shares of our common stock at a public offering price of $4.00 per share, generating net proceeds of $30,006,000. In March 2005, we implemented measures to reduce the rate of our cash utilization. Previously, we had estimated that our average quarterly net cash utilization for 2005 would be approximately $11 million, based on estimates of revenues from collaborations, and operating expenses. As a result of these actions, we now estimate that our average quarterly net cash utilization will be approximately $9 million, starting in the second quarter of 2005. The actions included modifying the bonus program for officers, reducing officers’ base salaries for one year, reducing planned operating expenses and capital expenditures, and effectively limiting headcount during 2005.

                    The development of next-generation proprietary protein therapeutics, which we are pursuing both independently and in collaboration with selected partners, will require substantial expenditures by us and our collaborators. To finance those expenditures, we plan to continue financing our operations through private and public offerings of equity securities, proceeds from debt financings, and revenues from existing and future collaborative agreements. Because our 2005 revenues could be substantially affected by entering into new collaborations and on the financial terms of any new collaborations, we cannot estimate our 2005 revenues. Other than revenues from our collaborations with Novo Nordisk and BioGeneriX, and any future collaborations with others, we do not expect to generate significant revenues until such time as products using our technologies are commercialized, which is not expected during the next several years. We expect an additional several years to elapse before we can expect to generate sufficient cash flow from operations to fund our operating and investing requirements. We believe that our existing cash and cash equivalents, expected revenue from collaborations and license arrangements, and interest income should be sufficient to meet our operating and capital requirements at least through mid-2006. Accordingly, we will need to raise substantial additional funds to continue our business activities and fund our operations until we are generating sufficient cash flow from operations.

          Operating Activities

                    Net cash used in operating activities was $9,977,000 and $10,646,000 for the three months ending March 31, 2005 and 2004, respectively. The decrease in net cash used in operating activities during the 2005 period compared to the 2004 period was due primarily to a decrease of $2,108,000 in the amount of cash required to fund changes in operating assets and liabilities. This decrease was offset in part by an increase in our net loss of $1,764,000 during the 2005 period compared to the 2004 period.

          Investing Activities

                    During the three months ended March 31, 2005 and 2004, we invested $452,000 and $3,968,000, respectively, in property, equipment, and building improvements. Of the 2004 amount, $3,430,000 was invested in leasehold improvements that are described in the next paragraph. During the three months ended March 31, 2005, we received proceeds of $20,000 upon the sale of equipment that we included in assets held for sale in accounts receivable and other current assets on our balance sheet as of December 31, 2004. The carrying value of the equipment was $20,000 and, therefore, we did not recognize any gain or loss on the sale of the equipment. During the three months ended March 31, 2004, we entered into capital lease obligations for equipment with an aggregate book value of $184,000. We did not enter into any capital lease obligations during the three months ended March 31, 2005. We had accrued property and equipment of $70,000 and $1,300,000 as of March 31, 2005 and 2004, respectively.

                    We entered into a lease agreement in 2002 for a 40,000 square foot building. We converted 25,000 square feet into laboratory and office space. In April 2004, we occupied that finished portion of the facility, and began amortizing the cost of those improvements. We expended $10,175,000 for this project, of which $3,430,000 was expended during the three months ended March 31, 2004. During the first quarter of 2004, we entered into agreements with a bank for the purpose of funding these improvements. See “Financing Activities – Debt Financing Activities – Term Loan from Bank and Industrial Development Authority Bonds” in the Liquidity and Capital Resources section of this Form 10-Q for a description of the material features of this borrowing. In addition, pursuant to the lease, we received $250,000 from the landlord in September 2004 as a partial reimbursement for improvements we made to the facility. This landlord incentive, which is included in other liabilities on our balance sheet, is being amortized ratably as a reduction to rental expense over the lease term.

                    We anticipate additional capital expenditures during the remainder of 2005 of approximately $2,000,000. We may finance some or all of these capital expenditures through capital leases or the issuance of new debt or equity. We would prefer to finance capital expenditures through the issuance of new debt, to the extent that we are allowed to do so under our existing bank covenants. The terms of new debt could require us to maintain a minimum cash and investments balance, or to transfer cash into an escrow account to collateralize some portion of the debt, or both.

          Financing Activities

          Equity Financing Activities

                    In February 2005, we offered and sold 8,050,000 shares of our common stock at a public offering price of $4.00 per share, generating net proceeds of $30,006,000.

                    During the three months ended March 31, 2005 and 2004, participating employees purchased 15,201 and 8,456 shares, respectively, of common stock pursuant to our employee stock purchase plan, resulting in net proceeds of $86,000 and $86,000, respectively. Effective January 31, 2005, we terminated the employee stock purchase plan due, in part, to the potential financial statement impact resulting from the expected adoption of SFAS No. 123R in January 2006. During the three months ended March 31, 2004, we received proceeds of $30,000 upon the exercise of options to purchase 5,250 shares of common stock. There were no exercises of options during the three months ended March 31, 2005.

          Debt Financing Activities

                    Our total debt decreased by $456,000 to $17,889,000 at March 31, 2005, compared to $18,345,000 at December 31, 2004. This decrease primarily resulted from debt principal repayments of $1,157,000, partially offset by $701,000 in proceeds from the issuance of debt.

          Note Payable Secured by Insurance Policies

                    In March 2005, we borrowed $701,000 to finance the insurance policy premiums due on certain insurance policies. As of March 31, 2005, the outstanding principal balance under this agreement was $638,000. We are required to pay $65,000 of principal and interest during each of the 11 months beginning on March 15, 2005 and ending on January 15, 2006. The interest is calculated based on an annual percentage rate of 3.91%. To secure payment of the amounts financed, we granted the lender a security interest in all of our right, title and interest to the insurance policies. Upon a default by us, the lender can demand, and will have the right to receive, immediate payment of the total unpaid balance of the loan. In the event of default and the demand for immediate payment by the lender, interest will accrue on any unpaid amounts at the highest rate allowed by applicable law.

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

                    During 2005, we will be required to make principal payments totaling $889,000 under these agreements, of which $222,000 was paid on March 31, 2005. The interest rate on the bond and bank debt will vary quarterly, depending on 90-day LIBOR rates. At March 31, 2005, the 90-day LIBOR was 3.12%. We have the option each quarter to incur interest on the outstanding principal at the LIBOR-based variable interest rate or a fixed rate offered by our bank.

                    For the $8,000,000 term loan, interest will accrue at an interest rate equal to the 90-day LIBOR plus 3.0%. We made quarterly, interest-only payments through March 31, 2005. Commencing on March 31, 2005, we began to make quarterly principal payments of $222,000 plus interest. We are required to make these payments over the remaining nine years of the ten-year loan period.

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

                    To provide security for these borrowings, we granted a first mortgage to our bank on the land and building where our present headquarters are located, as well as a security interest of first priority on certain improvements, certain equipment, and other tangible personal property. Under our agreements with the bank, if the bank determines a material adverse change has occurred in our business, financial condition, results of operations, or business prospects, the bank in its sole discretion may declare at any time an event of default, of which one potential outcome could be the accelerated repayment of the loan balance, which was $8,778,000 as of March 31, 2005. Under our agreements with the bank, we agreed to limit our total outstanding debt to $22,000,000. As of March 31, 2005, our total outstanding debt was $17,889,000. At any time after January 30, 2008, or if we fail to maintain a minimum required cash and short-term investments balance of at least $22,000,000, our bank has the option to require additional collateral from us in the form of a security interest in certain cash and short-term investments, or in the form of a letter of credit, which may have the effect of requiring us to repay the outstanding loan balance to the bank. The agreements with our bank also contain covenants that, among other things, require us to obtain consent from the bank prior to paying dividends, making certain investments, changing the nature of our business, assuming or guaranteeing the indebtedness of another entity or individual, selling or otherwise disposing of a substantial portion of our assets, and merging or consolidating with another entity.

          Term Loan from Landlord

                    In May 2004, we borrowed $1,500,000 from the landlord of our leased facilities in Horsham, Pennsylvania. As of March 31, 2005, the outstanding principal balance under this agreement was $1,248,000. The terms of the financing require us to pay monthly principal and interest payments over 48 months at an interest rate of 13%. During the twelve months ending March 31, 2006, we will be required to make principal and interest payments totaling $443,000 under this agreement.

          Equipment Loans

                    As of March 31, 2005, we owe $6,736,000 to an equipment lender that financed the purchase of certain equipment and facility improvements, which collateralize the amounts borrowed. The terms of the financings require us to make monthly principal and interest payments through January 2009 at interest rates ranging from 8.00% to 9.01%. During the twelve months ending March 31, 2006, we will make principal and interest payments totaling $3,502,000 under these agreements.

          Capital Lease Obligations

                    The terms of our capital leases require us to make monthly payments through February 2009. Under these agreements, we will be required to make principal and interest payments totaling $308,000 during the twelve months ending March 31, 2006.

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

Summary of Contractual Obligations

                    A summary of our obligations to make future payments under contracts existing as of December 31, 2004 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2004. The Liquidity and Capital Resources section of this Form 10-Q describes obligations from material contracts entered into during the three months ended March 31, 2005.

Off-Balance Sheet Arrangements

                    We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect that is material to investors on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

                    A discussion of our critical accounting policies and estimates is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2004. There have not been any changes or additions to our critical accounting policies during the three months ended March 31, 2005.

Results of Operations

                    Our net loss for the three months ended March 31, 2005 and 2004 was $11,267,000 and $9,503,000, respectively. The following section explains the changes between the reporting periods in each component of net loss.

          Revenue from Collaborative Agreements

                    Our revenues from collaborative agreements have historically been derived from a few major collaborators. Our collaborative agreements have had some or all of the following elements: upfront fees, research and development funding, milestone revenues, and royalties on product sales. Revenues from collaborative agreements for the three months ended March 31, 2005 and 2004 were $1,348,000 and $1,250,000, respectively.

                    During the three months ended March 31, 2005 and 2004, one customer accounted for 53% and 100%, respectively, of total revenues. During the three months ended March 31, 2005, a second customer accounted for 47% of total revenues. That second customer did not account for any revenues during the three months ended March 31, 2004.

                    Because our remaining 2005 revenues could be substantially affected by entering into new collaborations and by the financial terms of any new collaborations, we cannot estimate our remaining 2005 revenues. Material cash inflows from proprietary drug development projects are highly uncertain, and we cannot reasonably estimate the period in which we will begin to receive material net cash inflows from our major research and development projects. Cash inflows from products in development are dependent on several factors, including entering into collaborative agreements, the achievement of certain milestones, and regulatory approvals. We may not receive milestone payments from any existing or future collaborations if a product in development fails to meet technical or performance targets or fails to obtain the required regulatory approvals. Further, our revenues from collaborations will be affected by the levels of effort committed and made by our collaborative partners. Even if we achieve technical success in developing drug candidates, our collaborative partners may discontinue development, may not devote the resources necessary to complete development and commence marketing of these products, or they may not successfully market potential products.

          Research and Development Expense

                    Our proprietary drug development portfolio consists of two therapeutic protein candidates: GlycoPEG-EPO (NE-180) and GlycoPEG-GCSF. Erythropoietin (EPO) is prescribed to stimulate production of red blood cells, and is approved for sale in major markets around the world for the treatment of chemotherapy-induced anemia and anemia associated with chronic renal failure. Based on early preclinical studies, we believe it is feasible to develop a long-acting

EPO through GlycoPEGylation. We expect to complete various preclinical activities for NE-180, including submitting an IND to the FDA during the second quarter of 2005. Our goal is to initiate clinical trials during the third quarter of 2005. We expect that data from these trials will be included in data submitted to the appropriate government agencies for regulatory approval.

                    Granulocyte colony stimulating factor (G-CSF) is prescribed to stimulate production of neutrophils (a type of white blood cell), and is approved for sale in major markets around the world for treatment of neutropenia associated with myelosuppressive chemotherapy. Based on proof-of-concept data and preclinical development activities conducted during 2004, we believe it is feasible to develop a long-acting G-CSF through GlycoPEGylation. We and BioGeneriX plan to complete preclinical development activities for GlycoPEG-GCSF prior to the end of 2005, including requesting scientific advice from regulatory authorities in the EU and submitting the equivalent of an IND in an EU country.

                    We conduct exploratory research, both independently and with collaborators, on therapeutic candidates, primarily proteins, for development using our enzymatic technologies. Successful candidates may be advanced for development through our own proprietary drug program or through our partnering and licensing program, or a combination of the two. Although our primary focus is the development of long-acting proteins, we are also conducting research to assess opportunities to use our enzymatic technologies in other areas, such as glycopeptides and glycolipids. We expect to continue this research during the remainder of 2005.

                    Our current research and development projects are divided between two categories: (i) GlycoAdvance and GlycoPEGylation and (ii) Other Glycotechnology Programs, which includes projects investigating other applications of our intellectual property. The following chart sets forth our projects in each of these categories and the stage to which each has been developed:

	Development Stage	Status

GlycoAdvance and GlycoPEGylation
NE-180	Preclinical	Active
GlycoPEG-GCSF	Preclinical	Active
Other protein projects	Research	Active
Other Glycotechnology Programs
Non-protein therapeutic applications	Research	Active

                    The process of bringing drugs from the preclinical research and development stage through Phase I, Phase II, and Phase III clinical trials to FDA approval is time consuming and expensive. Because our announced product candidates are currently in the preclinical stage and there are a variety of potential intermediate clinical and non-clinical outcomes that are inherent in drug development, we cannot reasonably estimate either the timing or costs we will incur to complete these research and development projects. In addition, the timing and costs to complete our research and development projects will be affected by the timing and structure of any collaboration agreements we may enter into with a third party, neither of which we can currently estimate.

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

                    Our research and development expenses increased to $9,625,000 for the three months ended March 31, 2005 from $7,878,000 for the comparable 2004 period. We expect our research and development expenses to be greater in 2005 than 2004, as a result of the development, preclinical and clinical activities we plan to conduct during the year. The following table illustrates research and development expenses incurred during the three months ended March 31, 2004 and 2005 for our significant groups of research and development projects (in thousands):

	Three months ended March 31,

	2005	2004

GlycoAdvance and GlycoPEGylation	$5,149	$3,542
Other Glycotechnology Programs	132	66
Indirect expenses	4,344	4,270

	$9,625	$7,878

          GlycoAdvance and GlycoPEGylation

                    Our GlycoAdvance and GlycoPEGylation expenses result primarily from the development and preclinical activities, including process development and pilot plant activities, associated with our proprietary drug development programs. These expenses increased during the 2005 period, compared to the 2004 period, primarily due to the conduct of preclinical studies on NE-180, hiring of additional employees, and increased external costs associated with the development of reagents for GlycoPEG-GCSF.

          Other Glycotechnology Programs

                    Research and development expenses related to our Other Glycotechnology Programs increased during the 2005 period, compared to the 2004 period, as we conducted more research on glycolipids during the 2005 period.

          Indirect expenses

                    Our indirect research and development expenses increased during the 2005 period, compared to the 2004 period, primarily due to increases related to depreciation of capital expenditures and the operating expenses associated with our Horsham, PA laboratory facility, which was occupied in April 2004. These increases were largely offset by a decrease in consulting and outside research expenses.

          General and Administrative Expense

                    General and administrative expenses for the three months ended March 31, 2005 and 2004 were $2,978,000 and $2,862,000, respectively. The increase for the three months ended March 31, 2005 was primarily due to higher consulting and accounting expenses. These costs were partially offset by savings in salary and other personnel-related costs. During 2005, we expect our general and administrative expenses to increase by less than 10% over 2004.

          Other Income and Expense

                    Other income for the three months ended March 31, 2005 was $22,000, and related to payments received in excess of the carrying value of accounts receivable due to currency fluctuations. We do not expect any such other income during the remainder of 2005. We had no other income during the three months ended March 31, 2004.

                    Interest income for the three months ended March 31, 2005 and 2004 was $304,000 and $105,000, respectively. The increase was due to higher average cash and cash equivalents balances, as well as slightly higher interest rates, during 2005. Our interest income during the remainder of 2005 is difficult to project, and will depend largely on prevailing interest rates and whether we enter into any new collaborative agreements and complete any additional equity or debt financings during the year.

                    Interest expense for the three months ended March 31, 2005 and 2004 was $338,000 and $118,000, respectively. The difference was primarily due to the capitalization of $91,000 of interest incurred during the 2004 period associated with leasehold improvements that we placed in service in April 2004. The increase during the 2005 period was also due to higher interest rates on our variable rate debt. Our interest expense during the remainder of 2005 is difficult to project and will depend largely on prevailing interest rates and whether we enter into any new debt agreements. See “Financing Activities – Debt Financing Activities” in the Liquidity and Capital Resources section of this Form 10-Q for a description of the material features of our debt financings.

Item 4.	Controls and Procedures

                    We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, for financial reporting as of March 31, 2005. Based on that evaluation, our principal executive officer and principal financial officer concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in SEC rules and forms.

                    Our internal controls and procedures for financial reporting are designed to provide reasonable assurance, and management believes that they provide such reasonable assurance, that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, in order to permit the preparation of our financial statements in conformity with U.S. generally accepted accounting principles. There were no changes in these controls or procedures identified in connection with the evaluation of such controls or procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect, these controls or procedures.

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

PART II.    OTHER INFORMATION

Item 6.	Exhibits

	10.1#	Supply and Option Agreement between BioGeneriX AG and Neose Technologies, Inc. dated January 28, 2005.

	10.2#	Letter dated February 16, 2005 amending the Research, Development and License Agreement between Neose Technologies, Inc. and Novo Nordisk A/S dated as of November 17, 2003, as amended.

	31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	#	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.

SIGNATURES

                    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOSE TECHNOLOGIES, INC.

Date: May 3, 2005	By:	/s/ A. BRIAN DAVIS

A. Brian Davis
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

Exhibit Index

Exhibit	Description

10.1#	Supply and Option Agreement between BioGeneriX AG and Neose Technologies, Inc. dated January 28, 2005.

10.2#	Letter dated February 16, 2005 amending the Research, Development and License Agreement between Neose Technologies, Inc. and Novo Nordisk A/S dated as of November 17, 2003, as amended.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.