Form 10-Q
period 2005-06-30
NEOSE TECHNOLOGIES INC
filed 2005-08-04
CIK 877902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  32,782,372 shares of common stock, $.01 par value, were outstanding as of July 25, 2005.

NEOSE TECHNOLOGIES, INC.

PART I.     FINANCIAL INFORMATION

Item 1.          Financial Statements

Neose Technologies, Inc.

Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	June 30, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$44,208	$45,048
Marketable securities	9,899	—
Accounts receivable and other current assets	1,889	2,768

Total current assets	55,996	47,816
Property and equipment, net	39,015	41,133
Intangible and other assets, net	1,257	1,782

Total assets	$96,268	$90,731

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable	$449	$—
Current portion of long-term debt and capital lease obligations	4,393	4,586
Accounts payable	1,062	1,783
Accrued compensation	1,298	1,916
Accrued expenses	1,834	2,052
Deferred revenue	1,390	1,560

Total current liabilities	10,426	11,897
Long-term debt and capital lease obligations	11,714	13,759
Deferred revenue, net of current portion	3,526	3,688
Other liabilities	502	533

Total liabilities	26,168	29,877

Stockholders’ equity:
Preferred stock, par value $.01 per share, 5,000 shares authorized, none issued	—	—
Common stock, par value $.01 per share, 50,000 shares authorized; 32,782 and 24,717 shares issued and outstanding	328	247
Additional paid-in capital	278,721	248,027
Deferred compensation	(16)	(39)
Accumulated deficit	(208,933)	(187,381)

Total stockholders’ equity	70,100	60,854

Total liabilities and stockholders’ equity	$96,268	$90,731

The accompanying notes are an integral part of these financial statements.

Neose Technologies, Inc.

Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

Revenue from collaborative agreements	$1,420	$891	$2,768	$2,141
Operating expenses:
Research and development	8,987	7,788	18,612	15,666
General and administrative	2,806	3,324	5,784	6,186

Total operating expenses	11,793	11,112	24,396	21,852

Operating loss	(10,373)	(10,221)	(21,628)	(19,711)
Other income	—	—	22	—
Interest income	419	131	723	236
Interest expense	(331)	(236)	(669)	(354)

Net loss	$(10,285)	$(10,326)	$(21,552)	$(19,829)

Basic and diluted net loss per share	$(0.31)	$(0.47)	$(0.71)	$(0.94)

Weighted-average shares outstanding used in computing basic and diluted net loss per share	32,782	22,146	30,378	21,050

The accompanying notes are an integral part of these financial statements.

Neose Technologies, Inc.

Statements of Cash Flows
(unaudited)
(in thousands)

	Six months ended June 30,

	2005	2004

Cash flows from operating activities:
Net loss	$(21,552)	$(19,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,100	2,840
Non-cash compensation expense	324	83
Loss (gain) on disposition of property and equipment	(21)	1
Changes in operating assets and liabilities:
Accounts receivable and other current assets	937	(736)
Intangible and other assets	—	2
Accounts payable	(721)	(611)
Accrued compensation	(236)	(908)
Accrued expenses	(180)	631
Deferred revenue	(332)	845
Other liabilities	(31)	(88)

Net cash used in operating activities	(18,712)	(17,770)

Cash flows from investing activities:
Purchases of property and equipment	(656)	(7,691)
Proceeds from sale of property and equipment	70	—
Purchases of marketable securities	(9,845)	—

Net cash used in investing activities	(10,431)	(7,691)

Cash flows from financing activities:
Proceeds from issuance of debt	701	11,441
Repayments of debt	(2,490)	(5,051)
Debt issuance costs	—	(122)
Restricted cash related to debt	—	901
Proceeds from issuance of common stock, net	30,092	30,014
Proceeds from exercise of stock options and warrants	—	73

Net cash provided by financing activities	28,303	37,256

Net increase (decrease) in cash and cash equivalents	(840)	11,795
Cash and cash equivalents, beginning of period	45,048	48,101

Cash and cash equivalents, end of period	$44,208	$59,896

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

          Our revenue from collaborative agreements increased from $1,435 in 2003 to $5,070 in 2004. In April 2005, we entered into an agreement with BioGeneriX AG for the use of our GlycoAdvance® and GlycoPEGylation™ technologies to develop a long-acting version of a currently marketed therapeutic protein (see Note 12). We have now partnered five of our six proprietary drug programs that are in various stages of research and preclinical development. Under our collaborative agreements, we have begun to receive significant revenues from our planned principal operation of developing proprietary drugs. As a result of the revenue growth in 2004 compared to 2003 and entering into new collaborative agreements, we are no longer considered a development-stage company as we have been since our inception in January 1989, and all cumulative information reported in prior years is no longer reported.

2.  Interim Financial Information

          The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for presentation of interim financial statements. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented. In our opinion, however, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. You should not base your estimate of our results of operations for 2005 solely on our results of operations for the six months ended June 30, 2005. You should read these unaudited financial statements in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

Net loss – as reported	$(10,285)	$(10,326)	$(21,552)	$(19,829)
Add: Stock-based employee compensation expense included in reported net loss	521	67	822	78
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(1,804)	(2,818)	(2,945)	(5,098)

Net loss – pro forma	$(11,568)	$(13,077)	$(23,675)	$(24,849)

Basic and diluted net loss per share – as reported	$(0.31)	$(0.47)	$(0.71)	$(0.94)

Basic and diluted net loss per share – pro forma	$(0.35)	$(0.59)	$(0.78)	$(1.18)

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

NEOSE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)

     Comprehensive Loss

          Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes changes to equity that are not included in net income (loss). Our comprehensive loss for the three and six months ended June 30, 2005 was comprised only of our net loss, and was $10,285 and $21,552, respectively. Our comprehensive loss for the three and six months ended June 30, 2004 was comprised only of our net loss, and was $10,326 and $19,829, respectively.

     Fair Value of Financial Instruments

          The fair value of financial instruments is the amount for which instruments could be exchanged in a current transaction between willing parties. As of June 30, 2005, the carrying values of cash and cash equivalents, marketable securities, accounts receivable and other current assets, accounts payable, accrued expenses, and accrued compensation equaled or approximated their respective fair values because of the short duration of these instruments. The fair value of our debt and capital lease obligations was estimated by discounting the future cash flows of each instrument at rates recently offered to us for similar debt instruments offered by our lenders. As of June 30, 2005, the fair and carrying values of our debt and capital lease obligations were $15,328 and $16,556, respectively.

     Recent Accounting Pronouncements

          In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle, and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. We do not believe the adoption of SFAS No. 154 will have a material impact on our financial statements.

          In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (FIN 47), which will require companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. FIN 47 must be adopted no later than the end of the fiscal year ending after December 15, 2005. We have not completed an assessment of the impact that adoption of FIN 47 will have on our financial statements.

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

          In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29 (SFAS No. 153). APB Opinion No. 29 requires a nonmonetary exchange of assets be accounted for at fair value, recognizing any gain or loss, if the exchange meets a commercial substance criterion and fair value is determinable. The commercial substance criterion is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. SFAS No. 153 eliminates the “similar productive assets exception,” which accounts for the exchange of assets at book value with no recognition of gain or loss. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

     Reclassification

          Certain prior year amounts have been reclassified to conform to current year presentation.

NEOSE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)

4.  Supplemental Disclosure of Cash Flow Information

          The following table contains additional cash flow information for the periods reported.

	Six months ended June 30,

	2005	2004

Supplemental disclosure of cash flow information:
Gross cash paid for interest	$660	$480
Less capitalized interest	—	(130)

Cash paid for interest, net of amounts capitalized	$660	$350

Non-cash investing activities:
Decrease in accrued property and equipment	$(38)	$(594)

Assets acquired under capital leases	$—	$184

Non-cash financing activity:
Conversion of accrued compensation from liability to equity classified award upon grant of restricted stock units (see Note 11)	$382	$—

5.  Marketable Securities

          As of June 30, 2005, we held a marketable security that was an obligation of a U.S. government agency. The security, which was classified as held-to-maturity, had an original maturity of six months. As of June 30, 2005, the amortized cost of the security was $9,899, which included $54 of accrued interest, and the fair value was $9,898. We held no marketable securities that matured during the six months ended June 30, 2005 and 2004. As of December 31, 2004, we held no marketable securities.

6.  Accounts Receivable and Other Current Assets

          Accounts receivable and other current assets consisted of the following:

	June 30, 2005	December 31, 2004

Accounts receivable	$824	$2,150
Prepaid insurance (see Note 9)	479	102
Other prepaid expenses	471	406
Deposits	86	30
Receivable from related party	29	31
Assets held for sale (see Note 7)	—	49

	$1,889	$2,768

NEOSE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)

7.  Property and Equipment

          Property and equipment consisted of the following:

	June 30, 2005	December 31, 2004

Building and facility improvements	$38,423	$38,270
Laboratory, manufacturing, and office equipment	19,986	19,364
Land	700	700
Construction-in-progress	—	157

	59,109	58,491
Less accumulated depreciation and amortization	(20,094)	(17,358)

	$39,015	$41,133

          Laboratory, manufacturing, and office equipment as of June 30, 2005 and December 31, 2004 included $1,021 of assets acquired under capital leases. Accumulated depreciation and amortization as of June 30, 2005 and December 31, 2004 included $584 and $429, respectively, related to assets acquired under capital leases. Depreciation expense, which includes amortization of assets acquired under capital leases, was $2,736 and $2,340 for the six months ended June 30, 2005 and 2004, respectively. Research and development expenses on our statements of operations include a gain of $21 during the three and six months ended June 30, 2005 from the sale of assets that were held for sale as of December 31, 2004 (see Note 6) and a loss of $1 during the six months ended June 30, 2004 from the disposition of property and equipment. During the six months ended June 30, 2005 and 2004, we had no disposals of fully depreciated assets.

8.  Intangible and Other Assets

          Intangible and other assets consisted of the following:

	June 30, 2005	December 31, 2004

Acquired intellectual property, net of accumulated amortization of $3,537 and $3,238 as of June 30, 2005 and December 31, 2004, respectively	$1,013	$1,312
Non-competition agreement, net of accumulated amortization of $882 and $772 as of June 30, 2005 and December 31, 2004, respectively	—	110
Deferred financing costs, net of accumulated amortization of $27 and $18 as of June 30, 2005 and December 31, 2004, respectively	154	163
Receivable from related party	29	57
Deposits	61	140

	$1,257	$1,782

NEOSE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)

9.  Debt and Capital Lease Obligations

          Debt and capital lease obligations consisted of the following:

	June 30, 2005	December 31, 2004

Term loan from bank	$7,556	$8,000
Industrial development authority bonds	1,000	1,000
Term loan from landlord (unsecured), annual interest at 13.00%, due June 2008	1,167	1,327
Notes payable to equipment lender, secured by equipment and facility improvements, interest rates from 8.00% to 9.01%, due 2006 to 2009	5,964	7,463
Note payable, secured by insurance policies, annual interest at 3.91%, due January 2006	449	—

Subtotal	16,136	17,790
Capital lease obligations	420	555

Total debt	16,556	18,345
Less note payable	(449)	—
Less current portion of long-term debt	(4,393)	(4,586)

Total long-term debt, net of current portion	$11,714	$13,759

          In July 2005, we borrowed $783 secured by laboratory equipment and facility improvements. The terms of the financing require us to pay monthly principal and interest payments over 48 months at an interest rate of 9.44%.

          In March 2005, we borrowed $701 to finance insurance policy premiums due on certain insurance policies. The insurance policy premiums, net of amortization, are included in accounts receivable and other current assets on our balance sheet at June 30, 2005 (see Note 6). We are required to pay $65 of principal and interest during each of the 11 months beginning on March 15, 2005 and ending on January 15, 2006. The interest is calculated based on an annual percentage rate of 3.91%. To secure payment of the amounts financed, we granted the lender a security interest in all of our right, title and interest to the insurance policies. Upon a default by us, the lender can demand, and will have the right to receive, immediate payment of the total unpaid balance of the loan. In the event of default and the demand for immediate payment by the lender, interest will accrue on any unpaid amounts at the highest rate allowed by applicable law.

NEOSE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)

10.  Accrued Expenses

          Accrued expenses consisted of the following:

	June 30, 2005	December 31, 2004

Professional fees	$855	$610
Sponsored research and contract laboratory services	271	557
Preclinical studies	238	126
Employee relocation	148	186
Interest expense	43	43
Property and equipment	25	63
Other expenses	254	467

	$1,834	$2,052

11.  Stockholders’ Equity

     Common Stock

          In February 2005, we sold 8,050 shares of our common stock at a public offering price of $4.00 per share, generating net proceeds of $30,006.

          In January 2005, participating employees purchased 15 shares of common stock pursuant to our employee stock purchase plan, resulting in net proceeds of $86. Effective January 31, 2005, we terminated the employee stock purchase plan due, in part, to the potential financial statement impact resulting from the expected adoption of SFAS No. 123R in January 2006. During the six months ended June 30, 2005, there were no exercises of options to purchase shares of common stock.

     Restricted Stock Units

          In May 2005, we granted restricted stock units (RSUs) to members of our board of directors in lieu of cash payment for services. Because these RSUs vested immediately, we charged the fair value of $107 relating to these RSUs to operating expenses on the date of grant.

          In March 2005, in order to align the interests of management and stockholders, and as part of a broader program to conserve cash, we modified our bonus program for 2004 for officers, adjusted salaries for officers to reduce cash payments, and granted RSUs to officers. We also decided to pay 2005 bonuses for officers by the award of RSUs instead of cash. During the six months ended June 30, 2005, we recorded $695 of expense related to these awards, of which $207 was recorded for equity-classified awards.

NEOSE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)

     Modification of 2004 Bonus Awards for Officers

          In March 2005, the Compensation Committee of our Board of Directors (Compensation Committee) decided that the 2004 bonus award to our Chief Executive Officer would be paid solely in RSUs instead of cash, and that 2004 bonus awards to other officers would be payable 50% in cash and 50% in RSUs. The liability associated with the cash portion of the 2004 bonus was $441 and was included in accrued compensation at December 31, 2004 on our balance sheet. The number of RSUs granted was determined by dividing the dollar amount of the 2004 bonus to be paid in the form of RSUs by the fair market value of our common stock on the date of grant. Except for two officers that retired, these RSUs will not vest until the first anniversary of the grant, and will not be distributed until 18 months from grant, subject to the occurrence of certain events. The amount of the RSU portion of the 2004 bonus for the retired officers was $67, which we charged to general and administrative expenses on our statement of operations in 2004 because the RSUs were immediately vested. The amount of the RSU portion of the 2004 bonus for other officers was $588, which we are charging to operating expenses on our statements of operations on a straight-line basis over the 26-month period from January 2004 to the vesting date of the RSUs (March 2006). As a result, at December 31, 2004, our accrued compensation included $339 related to these RSUs. The liability classification of these RSUs continued until the grant date, at which time the liability of $382 for the award became equity-classified.

     Modification of 2005 Bonus Awards for Officers

          Payment of 2005 bonuses, if any, for officers will be made in full by the award of RSUs instead of cash in amounts determined by our Compensation Committee. For 2005 only, each officer’s bonus target has been increased by 25% to compensate for the change from cash to RSUs. The number of RSUs granted to each officer will be determined by dividing his or her 2005 bonus, as determined by our Compensation Committee, by the average of our closing stock price on March 3, 2005 and our closing stock price on the grant date, which we anticipate will occur during the first quarter of 2006. Because the RSUs will vest in equal amounts over the four quarters following the date of grant, each RSU will be segregated into four tranches, and the value of each tranche will be amortized to operating expenses on our statements of operations individually as though each is a separate award.

          For each quarter of 2005, we will calculate an estimated award value using the fair value of our stock as of the most recent balance sheet date. The award value will be accrued over the period from January 2005 until one year following the date of grant. The accrued award value as of each balance sheet date will be classified as a liability until the grant date, at which time the award will become equity-classified and the liability balance will be reclassified to additional paid-in-capital. The accrued award value as of June 30, 2005 of $446 is included in accrued compensation on our balance sheet.

NEOSE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)

          Adjustment of Officer Base Salaries

          In March 2005, the Compensation Committee reduced the base salary levels of all of the Company’s officers for the period from March 1, 2005 through February 28, 2006. The salary for each officer is 10% lower than his or her base salary on February 28, 2005. In connection with these reductions, each officer was granted a one-time award of RSUs. The number of RSUs granted for this purpose was determined with reference to the 10% reduction and forgone merit increases, and the closing price of our common stock on the date of grant. The grant date value of these RSUs, which vest in equal amounts over four quarters following the date of grant, of $363 is being charged to operating expenses on a straight-line basis over the 12-month period from March 2005 through February 2006.

12.  Collaborative Agreements and Significant Customer Concentration

     BioGeneriX Agreements

          On January 28, 2005, we entered into a Supply and Option Agreement (Option Agreement) with BioGeneriX AG (BioGeneriX), a company of the ratiopharm Group, that provided for BioGeneriX to pay us a non-refundable payment and to supply to us an undisclosed protein for research purposes. The Option Agreement also granted BioGeneriX an exclusive option to enter into a pre-negotiated Research, License and Option agreement (License Agreement) for the use of our enzymatic technologies to develop a long-acting version of a currently marketed therapeutic protein.

          On April 28, 2005, we and BioGeneriX entered into the License Agreement following the exercise by BioGeneriX of the option we granted to it under the Option Agreement. We received a non-refundable payment in connection with the exercise of the option and execution of the License Agreement.

          Under the License Agreement, we are entitled to receive research payments for 12 months, and potentially milestone payments of up to $61,500 as well as royalties on product sales. The License Agreement provides that we will conduct research on behalf of BioGeneriX for approximately 12 months and grants to BioGeneriX the right to obtain an exclusive, worldwide license, upon specified terms, to use our enzymatic technologies to develop and commercialize a long-acting version of the undisclosed therapeutic protein that is the target of the research. If BioGeneriX exercises its right to obtain this license, BioGeneriX will be responsible for the further development and commercialization of the target protein. In addition, if requested by BioGeneriX, we will provide, and be fully reimbursed for, any required technical assistance. We will also be entitled, at our request, to supplies of some process reagents from BioGeneriX.

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

     Significant Customer Concentration

          During the three and six months ended June 30, 2005, one customer accounted for 38% and 46%, respectively, of total revenues. During the three and six months ended June 30, 2004 that customer accounted for 99% of total revenues. During the three and six months ended June 30, 2005, a second customer accounted for 62% and 54%, respectively, of total revenues. During the three and six months ended June 30, 2004, that second customer accounted for 1% of total revenues.

13.  Subsequent Event

          In August 2005, we announced that we had implemented a restructuring of operations to enable an enhanced focus on next-generation proteins, to allow for the anticipated transfer of production of proteins and reagents to our collaborative partners and contract manufacturers now that our programs are more mature, and to reduce cash burn. These actions are supplementary to previously announced actions to reduce executive cash-based compensation for 2005 and capital spending. Upon completion of the restructuring, we will have reduced the size of our workforce by approximately 25% since the end of the first quarter. We estimate we will incur cash restructuring costs of approximately $1,800, most of which will be reflected in our operating results during the third quarter of 2005.

NEOSE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)

          In addition, as part of the restructuring, we will centralize research activities in Horsham, Pennsylvania by ending operations in our leased San Diego facility. Following the manufacture of Phase II clinical material of NE-180, expected to be completed during the third quarter of 2005, our requirements for internally manufactured products will be substantially lower than the capacity of our 24,000 square-foot pilot manufacturing facility. Therefore, we will evaluate alternatives relative to our current headquarters and pilot manufacturing facility, which we own subject to a mortgage, including the potential disposition of the facility and further consolidation of our research, development and administrative operations into a currently leased facility that is also located in Horsham. As a result of the restructuring, we expect to record, during the second half of 2005, non-cash property and equipment impairment charges, which we are unable to estimate at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995:

          This report and the documents incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). When used in this report and the documents incorporated herein by reference, the words “anticipate,” “believe,” “estimate,” “may,” “expect,” “intend,” and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements include, among others, the statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations about our:

•

estimate of the length of time that our existing cash and cash equivalents, marketable securities, expected revenue, and interest income will be adequate to finance our operating and capital requirements;

•	expectations as to the costs and benefits of our August 2005 restructuring of operations;
•	expected losses;
•	expectations for future capital requirements;
•	expectations for increases in operating expenses;
•

expectations for increases in research and development, and general and administrative expenses in order to develop products, manufacture commercial quantities of reagents and products, and commercialize our technology;

•	expectations for the development of, the timing of regulatory filings related to, and the ability to commence clinical trials for, our proprietary drug candidates;
•	expectations for generating revenue;
•	expectations regarding the timing and structure of new or expanded collaborations; and
•	expectations regarding the success of existing collaborations for the development and commercialization of products using our technologies.

          Our actual results could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect our actual results include the following:

•	our ability to obtain the funds necessary for our operations;
•	our ability to meet forecasted project timelines;
•	our ability to satisfy the FDA’s request for additional information and obtain clearance from the FDA to commence the Phase I clinical trial for NE-180;
•	our ability to develop commercial-scale manufacturing processes for our products and reagents, either independently or in collaboration with others;

•

the risk that we will incur unexpected charges or will have unexpected expenditures related to the restructuring upon the completion of further analysis with respect to the restructuring generally and our assets specifically;

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

          We have incurred operating losses each year since our inception. As of June 30, 2005, we had an accumulated deficit of $208,933,000. We expect additional losses in 2005 and over the next several years as we continue product research and development efforts, implement manufacturing scale-up activities and expand our intellectual property portfolio. We have financed our operations through private and public offerings of equity securities, proceeds from debt financings, and revenues from our collaborative agreements.

          We believe that our existing cash and cash equivalents, marketable securities, expected revenue from collaborations and license arrangements, and interest income should be sufficient to meet our operating and capital requirements at least through mid-2006, although changes in our collaborative relationships or our business, whether or not initiated by us, may cause us to deplete our cash, cash equivalents, and marketable securities sooner than the above estimate. Under agreements we entered into with a bank during the first quarter of 2004, we have agreed to limit our total outstanding debt to $22,000,000. As of June 30, 2005, our total outstanding debt was $16,556,000. In July 2005, we borrowed $783,000 secured by laboratory equipment and facility improvements. At any time after January 30, 2008, or if we fail to maintain a minimum required cash and short-term investments balance of at least $22,000,000, the bank has the option to require additional collateral from us in the form of a security interest in certain cash and short-term investments, or in the form of a letter of credit, which may have the effect of requiring us to repay the outstanding loan balance to the bank. See “Financing Activities – Debt Financing Activities – Term Loan from Bank and Industrial Development Authority Bonds” in the Liquidity and Capital Resources section of this Form 10-Q for a description of the material features of this borrowing.

Liquidity and Capital Resources

     Overview

          We had $54,107,000 in cash, cash equivalents, and marketable securities as of June 30, 2005, compared to $45,048,000 in cash and cash equivalents as of December 31, 2004. The increase during the first half of 2005 was attributable to the net proceeds from our public offering in February 2005, offset by the use of cash during the six months ended June 30, 2005 to fund our operating activities, capital expenditures, and debt repayments.

          In February 2005, we offered and sold 8,050,000 shares of our common stock at a public offering price of $4.00 per share, generating net proceeds of $30,006,000. In March 2005, we implemented measures to reduce the rate of our cash utilization. Previously, we had estimated that our average quarterly net cash utilization for 2005 would be approximately $11,000,000, based on estimates of revenues from collaborations and operating expenses. These actions included modifying the bonus program for officers, reducing officers’ base salaries for one year, reducing planned operating expenses and capital expenditures, and effectively limiting headcount during 2005.

          In August 2005, we announced that we had implemented a restructuring of operations to enable an enhanced focus on next-generation proteins, to allow for the anticipated transfer of production of proteins and reagents to our collaborative partners and contract manufacturers now that our programs are more mature, and to reduce cash burn. These actions supplement the abovementioned measures that we implemented in March 2005. Upon completion of the restructuring, we will have reduced the size of our workforce by approximately 25% since the end of the first quarter. After achieving the full benefits of the restructuring during the fourth quarter of 2005, we expect to realize annualized savings of between $6,000,000 and $8,000,000. Net cash utilization for the second half of 2005 is expected to average approximately $9,000,000 per quarter, which includes the cash effect of restructuring costs and does not take into account any new partnering activities, compared to an average net cash utilization during the first half of 2005 of approximately $10,500,000 per quarter, excluding the effect of proceeds from equity issuances and purchases of marketable securities. We estimate we will incur cash restructuring costs of approximately $1,800,000, most of which will be reflected in our operating results during the third quarter of 2005.

          As part of the restructuring, we will centralize research activities in Horsham, Pennsylvania by ending operations in our leased San Diego facility. Following the manufacture of Phase II clinical material of NE-180, expected to be completed during the third quarter of 2005, our requirements for internally manufactured products will be substantially lower than the capacity of our 24,000 square-foot pilot manufacturing facility. Therefore, we will evaluate alternatives relative to our current headquarters and pilot manufacturing facility, which we own subject to a mortgage, including the potential disposition of the facility and further consolidation of our research, development and administrative operations into a currently leased facility that is also located in Horsham. As a result of the restructuring, we expect to record, during the second half of 2005, non-cash property and equipment impairment charges, which we are unable to estimate at this time.

          The development of next-generation proprietary protein therapeutics, which we are pursuing both independently and in collaboration with selected partners, will require substantial expenditures by us and our collaborators. We plan to continue financing our operations through private and public offerings of equity securities, proceeds from debt financings, and revenues from existing and future collaborative agreements. Because our 2005 revenues could be substantially affected by entering into new collaborations and on the financial terms of any new collaborations, we cannot estimate our 2005 revenues. Other than revenues from our collaborations with Novo Nordisk and BioGeneriX, and any future collaborations with others, we do not expect to generate significant revenues until such time as products using our technologies are commercialized, which is not expected during the next several years. We expect an additional several years to elapse before we can expect to generate sufficient cash flow from operations to fund our operating and investing requirements. We believe that our existing cash and cash equivalents, marketable securities, expected revenue from collaborations and license arrangements, and interest income should be sufficient to meet our operating and capital requirements at least through mid-2006. Accordingly, we will need to raise substantial additional funds to continue our business activities and fund our operations until we are generating sufficient cash flow from operations.

     Operating Activities

          Net cash used in operating activities was $18,712,000 and $17,770,000 for the six months ending June 30, 2005 and 2004, respectively. The increase in net cash used in operating activities during the 2005 period compared to the 2004 period was due primarily to a $1,723,000 increase in our net loss during the 2005 period compared to the 2004 period.  This was partially offset by a decrease of $302,000 in the amount of cash required to fund changes in operating assets and liabilities.

     Investing Activities

          During the six months ended June 30, 2005 and 2004, we invested $656,000 and $7,691,000, respectively, in property, equipment, and building improvements. Of the 2004 amount, $4,935,000 was invested in leasehold improvements that are described in the next paragraph. During the six months ended June 30, 2005, we received proceeds of $70,000 upon the sale of equipment that we included in assets held for sale in accounts receivable and other current assets on our balance sheet as of December 31, 2004. The carrying value of the equipment was $49,000 and, therefore, we recognized a gain on the sale of the equipment of $21,000. During the six months ended June 30, 2004, we entered into capital lease obligations for equipment with an aggregate book value of $184,000. We did not enter into any capital lease obligations during the six months ended June 30, 2005. We had accrued property and equipment of $25,000 and $261,000 as of June 30, 2005 and 2004, respectively.

          We entered into a lease agreement in 2002 for a 40,000 square foot building. We converted 25,000 square feet into laboratory and office space. In April 2004, we occupied that finished portion of the facility, and began amortizing the cost of those improvements. We expended $10,175,000 for this project, of which $5,085,000 was expended during the six months ended June 30, 2004. During the first quarter of 2004, we entered into agreements with a bank for the purpose of funding these improvements. See “Financing Activities – Debt Financing Activities – Term Loan from Bank and Industrial Development Authority Bonds” in the Liquidity and Capital Resources section of this Form 10-Q for a description of the material features of this borrowing. In addition, pursuant to the lease, we received $250,000 from the landlord in September 2004 as a partial reimbursement for improvements we made to the facility. This landlord incentive, which is included in other liabilities on our balance sheet, is being amortized ratably as a reduction to rental expense over the lease term.

          We anticipate additional capital expenditures during the remainder of 2005 of approximately $600,000. We may finance some or all of these capital expenditures through capital leases or the issuance of new debt or equity. We would prefer to finance capital expenditures through the issuance of new debt, to the extent that we are allowed to do so under our existing bank covenants. The terms of new debt could require us to maintain a minimum cash and investments balance, or to transfer cash into an escrow account to collateralize some portion of the debt, or both.

     Financing Activities

          Equity Financing Activities

          In February 2005, we offered and sold 8,050,000 shares of our common stock at a public offering price of $4.00 per share, generating net proceeds of $30,006,000.

          During the six months ended June 30, 2005 and 2004, participating employees purchased 15,201 and 8,456 shares, respectively, of common stock pursuant to our employee stock purchase plan, resulting in net proceeds of $86,000 and $86,000, respectively. Effective January 31, 2005, we terminated the employee stock purchase plan due, in part, to the potential financial statement impact resulting from the expected adoption of SFAS No. 123R in January 2006. During the six months ended June 30, 2004, we received proceeds of $72,500 upon the exercise of options to purchase 24,766 shares of common stock. There were no exercises of options during the six months ended June 30, 2005.

          Debt Financing Activities

          Our total debt decreased by $1,789,000 to $16,556,000 at June 30, 2005, compared to $18,345,000 at December 31, 2004. This decrease primarily resulted from debt principal repayments of $2,490,000, partially offset by $701,000 in proceeds from the issuance of debt. In July 2005, we borrowed $783,000 secured by laboratory equipment and facility improvements.

          Note Payable Secured by Insurance Policies

          In March 2005, we borrowed $701,000 to finance the insurance policy premiums due on certain insurance policies. As of June 30, 2005, the outstanding principal balance under this agreement was $449,000. We are required to pay $65,000 of principal and interest during each of the 11 months beginning on March 15, 2005 and ending on January 15, 2006. The interest is calculated based on an annual percentage rate of 3.91%. To secure payment of the amounts financed, we granted the lender a security interest in all of our right, title and interest to the insurance policies. Upon a default by us, the lender can demand, and will have the right to receive, immediate payment of the total unpaid balance of the loan. In the event of default and the demand for immediate payment by the lender, interest will accrue on any unpaid amounts at the highest rate allowed by applicable law.

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

          During the twelve months ended June 30, 2006, we will be required to make principal payments totaling $889,000 under these agreements. The interest rate on the bond and bank debt will vary quarterly, depending on 90-day LIBOR rates. At June 30, 2005, the 90-day LIBOR was 3.52%. We have the option each quarter to incur interest on the outstanding principal at the LIBOR-based variable interest rate or a fixed rate offered by our bank.

          For the $8,000,000 term loan, interest will accrue at an interest rate equal to the 90-day LIBOR plus 3.0%. We made quarterly, interest-only payments prior to March 31, 2005. Commencing on March 31, 2005, we began to make quarterly principal payments of $222,000 plus interest. We are required to make these payments over the remaining nine years of the ten-year loan period.

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

          To provide security for these borrowings, we granted a first mortgage to our bank on the land and building where our present headquarters are located, as well as a security interest of first priority on certain improvements, certain equipment, and other tangible personal property. Under our agreements with the bank, if the bank determines a material adverse change has occurred in our business, financial condition, results of operations, or business prospects, the bank in its sole discretion may declare at any time an event of default, of which one potential outcome could be the accelerated repayment of the loan balance, which was $8,556,000 as of June 30, 2005. Under our agreements with the bank, we agreed to limit our total outstanding debt to $22,000,000. As of June 30, 2005, our total outstanding debt was $16,556,000. At any time after January 30, 2008, or if we fail to maintain a minimum required cash and short-term investments balance of at least $22,000,000, our bank has the option to require additional collateral from us in the form of a security interest in certain cash and short-term investments, or in the form of a letter of credit, which may have the effect of requiring us to repay the outstanding loan balance to the bank. The agreements with our bank also contain covenants that, among other things, require us to obtain consent from the bank prior to paying dividends, making certain investments, changing the nature of our business, assuming or guaranteeing the indebtedness of another entity or individual, selling or otherwise disposing of a substantial portion of our assets, and merging or consolidating with another entity.

          Term Loan from Landlord

          In May 2004, we borrowed $1,500,000 from the landlord of our leased facilities in Horsham, Pennsylvania. As of June 30, 2005, the outstanding principal balance under this agreement was $1,167,000. The terms of the financing require us to pay monthly principal and interest payments over 48 months at an interest rate of 13%. During the twelve months ending June 30, 2006, we will be required to make principal and interest payments totaling $483,000 under this agreement.

          Equipment Loans

          As of June 30, 2005, we owe $5,964,000 to an equipment lender that financed the purchase of certain equipment and facility improvements, which collateralize the amounts borrowed. The terms of the financings require us to make monthly principal and interest payments through January 2009 at interest rates ranging from 8.00% to 9.01%. During the twelve months ending June 30, 2006, we will make principal and interest payments totaling $3,290,000 under these agreements.

          In July 2005, we borrowed from the equipment lender an additional $783,000 secured by laboratory equipment and facility improvements. The terms of the new financing require us to pay monthly principal and interest payments over 48 months at an interest rate of 9.44%. During the twelve months ending June 30, 2006, we will make principal and interest payments totaling $242,000 under this agreement.

          Capital Lease Obligations

          The terms of our capital leases require us to make monthly payments through February 2009. Under these agreements, we will be required to make principal and interest payments totaling $283,000 during the twelve months ending June 30, 2006.

     Operating Leases

          We lease laboratory, office, warehouse facilities, and equipment under operating lease agreements. In April 2001, we entered into a lease agreement for approximately 10,000 square feet of laboratory and office space in San Diego, California. The initial term of the lease ends in March 2006, at which time we have an option to extend the lease for an additional five years under certain circumstances. As part of the restructuring announced in August 2005 and described in the Liquidity and Capital Resources section of this Form 10-Q, we will centralize research activities in Horsham, Pennsylvania by ending operations in our leased San Diego facility. Accordingly, we will not exercise our option to extend the lease.

          We lease approximately 5,000 square feet of office and warehouse space in Pennsylvania under a lease agreement that expires April 2007. In February 2002, we entered into a lease agreement for approximately 40,000 square feet of laboratory and office space in Pennsylvania. The initial term of the lease ends in July 2022, at which time we have an option to extend the lease for an additional five years, followed by another option to extend the lease for an additional four and one-half years. Pursuant to the lease, we received $250,000 from the landlord in September 2004 as a partial reimbursement for improvements we made to the facility. This landlord incentive, which is included in other liabilities on our accompanying balance sheets, is being amortized ratably as a reduction to rental expense over the lease term. Our laboratory, office, and warehouse facility leases contain escalation clauses, under which the base rent increases annually by 2% to 4%.

Summary of Contractual Obligations

          A summary of our obligations to make future payments under contracts existing as of December 31, 2004 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2004. The Liquidity and Capital Resources section of this Form 10-Q describes obligations from material contracts entered into during the six months ended June 30, 2005.

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

Critical Accounting Policies and Estimates

          A discussion of our critical accounting policies and estimates is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2004. There have not been any changes or additions to our critical accounting policies during the six months ended June 30, 2005.

Results of Operations

          We recorded a net loss of $10,285,000 and $21,552,000 for the three and six months ended June 30, 2005, respectively. For the three and six months ended June 30, 2004, we recorded a net loss of $10,326,000 and $19,829,000, respectively. The following section explains the changes between the reporting periods in each component of net loss.

     Revenue from Collaborative Agreements

          Revenue from collaborative agreements for the three and six months ended June 30, 2005 were $1,420,000 and $2,768,000, respectively, compared to $891,000 and $2,141,000 for the corresponding periods in 2004. Our revenue from collaborative agreements has historically been derived from a few major collaborators. Our collaborative agreements have had some or all of the following elements: upfront fees, research and development funding, milestone revenues, and royalties on product sales.

          During the three and six months ended June 30, 2005, one customer accounted for 38% and 46%, respectively, of total revenues. During the three and six months ended June 30, 2004 that customer accounted for 99% of total revenues. During the three and six months ended June 30, 2005, a second customer accounted for 62% and 54%, respectively, of total revenues. During the three and six months ended June 30, 2004 that second customer accounted for 1% of total revenues.

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

     Research and Development Expense

          Our proprietary drug development portfolio consists of two therapeutic protein candidates: GlycoPEG-EPO (NE-180) and GlycoPEG-GCSF. Erythropoietin (EPO) is prescribed to stimulate production of red blood cells, and is approved for sale in major markets around the world for the treatment of chemotherapy-induced anemia and anemia associated with chronic renal failure. Based on early preclinical studies, we believe it is feasible to develop a long-acting EPO through GlycoPEGylation. We submitted an investigational new drug application (IND) for NE-180 to the FDA during the second quarter of 2005. In July 2005, the FDA orally advised us that it requires additional manufacturing and preclinical information in order to complete its review of the IND and that our proposed Phase I clinical trial of NE-180 has been placed on hold.  We cannot estimate when the FDA will release the hold, but we expect that this will delay the commencement of clinical trials for NE-180 until at least the fourth quarter of 2005.

          Granulocyte colony stimulating factor (G-CSF) is prescribed to stimulate production of neutrophils (a type of white blood cell), and is approved for sale in major markets around the world for treatment of neutropenia associated with myelosuppressive chemotherapy. Based on proof-of-concept data and preclinical development activities conducted during 2004, we believe it is feasible to develop a long-acting G-CSF through GlycoPEGylation. We and BioGeneriX plan to continue preclinical development activities for GlycoPEG-GCSF through the end of 2005.  Such activities include, requesting scientific advice from regulatory authorities in Europe.  We currently expect that an Investigational Medicinal Product Dossier will be submitted to a European country during the first quarter of 2006.

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

          Our research and development expenses for the three and six months ended June 30, 2005 were $8,987,000 and $18,612,000, respectively, compared to $7,788,000 and $15,666,000 for the corresponding periods in 2004. We expect our research and development expenses to be greater in 2005 than 2004, as a result of the development, preclinical and clinical activities we plan to conduct during the year. In addition, as a result of the restructuring announced in August 2005 and described in the Liquidity and Capital Resources section of this Form 10-Q, we expect to incur cash restructuring costs of approximately $1,800,000, most of which will be reflected in our operating results during the third quarter of 2005, and record, during the second half of 2005, non-cash property and equipment impairment charges, which we are unable to estimate at this time. We expect the cash restructuring costs and the impairment charges to be allocated between research and development expense and general and administrative expense on our statements of operations. The following table illustrates research and development expenses incurred during the three and six months ended June 30, 2005 and 2004 for our significant groups of research and development projects (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

GlycoAdvance and GlycoPEGylation	$5,000	$3,326	$10,149	$6,868
Other Glycotechnology Programs	397	56	529	122
Indirect expenses	3,590	4,406	7,934	8,676

	$8,987	$7,788	$18,612	$15,666

          GlycoAdvance and GlycoPEGylation

          Our GlycoAdvance and GlycoPEGylation expenses result primarily from the development and preclinical activities, including process development and pilot plant activities, associated with our proprietary drug development programs. These expenses increased during the 2005 periods, compared to the 2004 periods, primarily due to the conduct of preclinical studies on NE-180, hiring of additional employees, and increased external costs associated with the development of reagents for GlycoPEG-GCSF.

          Other Glycotechnology Programs

          Research and development expenses related to our Other Glycotechnology Programs increased during the 2005 periods, compared to the 2004 period, as we conducted more research on glycolipids during the 2005 periods.

          Indirect expenses

          Our indirect research and development expenses decreased during the 2005 periods, compared to the 2004 periods, primarily due to a decrease in consulting and outside research expenses as well as a decrease in indirect labor efforts, as more labor was focused on the GlycoPEGylation and Glycotechnology programs.  These decreases were partially offset by higher depreciation of capital expenditures and the operating expenses associated with our Horsham, PA laboratory facility, which was occupied in April 2004.

          General and Administrative Expense

          General and administrative expenses for the three and six months ended June 30, 2005 were $2,806,000 and $5,784,000, respectively, compared to $3,324,000 and $6,186,000 for the corresponding periods in 2004. The decrease for the 2005 periods was primarily due to lower legal patent and consulting expenses. During 2005, we expect our general and administrative expenses to increase by less than 10% over 2004, excluding the effect of the restructuring announced in August 2005 and described in the Liquidity and Capital Resources section of this Form 10-Q. As a result of the restructuring, we expect to incur cash restructuring costs of approximately $1,800,000, most of which will be reflected in our operating results during the third quarter of 2005, and record, during the second half of 2005, non-cash property and equipment impairment charges, which we are unable to estimate at this time. We expect the cash restructuring costs and the impairment charges to be allocated between research and development expense and general and administrative expense on our statements of operations.

          Other Income and Expense

          Other income for the six months ended June 30, 2005 was $22,000, and related to payments received during the first quarter of 2005 in excess of the carrying value of accounts receivable due to currency fluctuations. We do not expect any such other income during the remainder of 2005. We had no other income during the three months ended June 30, 2005 or the three and six months ended June 30, 2004.

          Interest income for the three and six months ended June 30, 2005 was $419,000 and $723,000, respectively, compared to $131,000 and $236,000 for the corresponding periods in 2004. The increases were due to higher average balances of cash, cash equivalents, and marketable securities, as well as higher interest rates, during the 2005 periods. Our interest income during the remainder of 2005 is difficult to project, and will depend largely on prevailing interest rates and whether we receive cash from entering into any new collaborative agreements or by completing any additional equity or debt financings during the year.

          Interest expense for the three and six months ended June 30, 2005 was $331,000 and $669,000, respectively, compared to $236,000 and $354,000 for the corresponding periods in 2004. The increases were primarily due to new debt assumed since the 2004 period as well as higher interest rates on our variable rate debt. The increase during the 2005 periods was also due to the capitalization of $39,000 and $130,000 of interest incurred during the 2004 periods associated with leasehold improvements that we placed in service in April 2004. Our interest expense during the remainder of 2005 is difficult to project and will depend largely on prevailing interest rates and whether we enter into any new debt agreements. See “Financing Activities – Debt Financing Activities” in the Liquidity and Capital Resources section of this Form 10-Q for a description of the material features of our debt financings.

Item 4.     Controls and Procedures

          We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, for financial reporting as of June 30, 2005. Based on that evaluation, our principal executive officer and principal financial officer concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in SEC rules and forms.

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

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

A.	Our Annual Meeting of Stockholders was held on May 3, 2005.

B.	The motions before stockholders were:

                           1.   To elect nine Directors.

Name of Director	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Nonvotes

C. Boyd Clarke	30,101,385	—	827,516	—	—
Brian H. Dovey	30,399,533	—	529,368	—	—
L. Patrick Gage, Ph.D.	29,759,457	—	1,169,444	—	—
William F. Hamilton, Ph.D.	30,098,033	—	830,868	—	—
Douglas J. MacMaster, Jr.	29,593,955	—	1,334,946	—	—
H. Stewart Parker	30,200,292	—	728,609	—	—
Mark H. Rachesky, M.D.	30,403,333	—	525,568	—	—
Lowell E. Sears	30,097,933	—	830,968	—	—
Elizabeth H. S. Wyatt	30,263,692	—	665,209	—	—

                           2.   To ratify the appointment of KPMG LLP as our independent registered public accounting firm for fiscal 2005.

Votes For	30,649,683
Votes Against	147,486
Votes Withheld	—
Abstentions	131,732
Broker Nonvotes	—

                           3.   To approve an amendment to our 2004 Equity Incentive Plan.

Votes For	10,964,945
Votes Against	5,661,905
Votes Withheld	—
Abstentions	135,309
Broker Nonvotes	—

Item 6.	Exhibits

	10.1#	Research, License and Option Agreement between BioGeneriX AG and Neose Technologies, Inc. dated April 28, 2005.

	31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	#	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOSE TECHNOLOGIES, INC.

Date: August 4, 2005	By:	/s/ A. BRIAN DAVIS

A. Brian Davis
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

Exhibit Index

Exhibit	Description

10.1#	Research, License and Option Agreement between BioGeneriX AG and Neose Technologies, Inc. dated April 28, 2005.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.