Form 10-Q
period 2005-09-30
NEOSE TECHNOLOGIES INC
filed 2005-11-02
CIK 877902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,782,372 shares of common stock, $.01 par value, were outstanding as of November 1, 2005.

NEOSE TECHNOLOGIES, INC.
INDEX

Page
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements (unaudited)

Balance Sheets as of September 30, 2005 and December 31, 2004	3

Statements of Operations for the three and nine months ended September 30, 2005 and 2004	4

Statements of Cash Flows for the nine months ended September 30, 2005 and 2004	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 4. Controls and Procedures	35

PART II. OTHER INFORMATION:

Item 6. Exhibits	36

SIGNATURES	37

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Neose Technologies, Inc.
Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	September 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$35,476	$45,048
Marketable securities	9,977	—
Accounts receivable and other current assets	2,045	2,768

Total current assets	47,498	47,816
Property and equipment, net	25,010	41,133
Intangible and other assets, net	1,103	1,782

Total assets	$73,611	$90,731

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable	$258	$—
Current portion of long-term debt and capital lease obligations	4,417	4,586
Accounts payable	613	1,783
Accrued compensation	1,560	1,916
Accrued expenses	2,763	2,052
Deferred revenue	1,275	1,560

Total current liabilities	10,886	11,897
Long-term debt and capital lease obligations	11,284	13,759
Deferred revenue, net of current portion	3,316	3,688
Other liabilities	486	533

Total liabilities	25,972	29,877

Stockholders’ equity:
Preferred stock, par value $.01 per share, 5,000 shares authorized, none issued	—	—
Common stock, par value $.01 per share, 50,000 shares authorized; 32,782 and 24,717 shares issued and outstanding	328	247
Additional paid-in capital	278,875	248,027
Deferred compensation	(10)	(39)
Accumulated deficit	(231,554)	(187,381)

Total stockholders’ equity	47,639	60,854

Total liabilities and stockholders’ equity	$73,611	$90,731

     The accompanying notes are an integral part of these financial statements.

Neose Technologies, Inc.
Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue from collaborative agreements	$1,503	$1,451	$4,271	$3,592

Operating expenses:
Research and development	7,521	9,305	26,133	24,971
General and administrative	2,685	2,861	8,469	9,047
Restructuring charges	14,002	—	14,002	—

Total operating expenses	24,208	12,166	48,604	34,018

Operating loss	(22,705)	(10,715)	(44,333)	(30,426)
Other income	—	—	22	—
Interest income	415	195	1,138	431
Interest expense	(331)	(304)	(1,000)	(658)

Net loss	$(22,621)	$(10,824)	$(44,173)	$(30,653)

Basic and diluted net loss per share	$(0.69)	$(0.44)	$(1.42)	$(1.38)

Weighted-average shares outstanding used in computing basic and diluted net loss per share	32,782	24,712	31,188	22,284

The accompanying notes are an integral part of these financial statements.

Neose Technologies, Inc.
Statements of Cash Flows
(unaudited)
(in thousands)

	Nine months ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(44,173)	$(30,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of property and equipment	13,187	—
Depreciation and amortization expense	3,831	4,433
Non-cash compensation expense	484	93
Loss (gain) on disposition of property and equipment	(21)	5
Changes in operating assets and liabilities:
Accounts receivable and other current assets	831	(907)
Intangible and other assets	—	2
Accounts payable	(1,054)	(551)
Accrued compensation	26	(570)
Accrued expenses	774	575
Deferred revenue	(657)	387
Other liabilities	(47)	129

Net cash used in operating activities	(26,819)	(27,057)

Cash flows from investing activities:
Purchases of property and equipment	(719)	(8,942)
Proceeds from sale of property and equipment	70	—
Proceeds from settlement of property and equipment dispute	25	—
Purchases of marketable securities	(9,845)	—
Proceeds from maturities of marketable securities	—	5,000

Net cash used in investing activities	(10,469)	(3,942)

Cash flows from financing activities:
Proceeds from issuance of debt	1,484	12,696
Repayments of debt	(3,860)	(5,756)
Debt issuance costs	—	(103)
Restricted cash related to debt	—	901
Proceeds from issuance of common stock, net	30,092	30,103
Proceeds from exercise of stock options	—	73

Net cash provided by financing activities	27,716	37,914

Net increase (decrease) in cash and cash equivalents	(9,572)	6,915
Cash and cash equivalents, beginning of period	45,048	48,101

Cash and cash equivalents, end of period	$35,476	$55,016

The accompanying notes are an integral part of these financial statements.

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
1. Organization and Business Activities
          Neose Technologies, Inc. is a biopharmaceutical company using its enzymatic technologies to develop proprietary drugs, focusing primarily on therapeutic proteins.
          Our revenue from collaborative agreements increased from $1,435 in the year ended December 31, 2003 to $5,070 in the year ended December 31, 2004. In April 2005, we entered into an agreement with BioGeneriX AG for the use of our GlycoAdvance® and GlycoPEGylation™ technologies to develop a long-acting version of a currently marketed therapeutic protein (see Note 12). We have partnered five of the six proprietary drug programs that use our technologies and are in various stages of research and preclinical development. We have an additional two proteins available for partnering. Under our collaborative agreements, we have begun to receive significant revenues from our planned principal operation of developing proprietary drugs. As a result of the revenue growth in the year ended December 31, 2004 compared to the year ended December 31, 2003 and because we entered into new collaborative agreements in 2004 and 2005, we are no longer considered a development-stage company as we had been since our inception in January 1989, and all cumulative information reported in prior years is no longer reported.
2. Interim Financial Information
          The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for presentation of interim financial statements. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented. In our opinion, however, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. You should not base your estimate of our results of operations for 2005 solely on our results of operations for the nine months ended September 30, 2005. You should read these unaudited financial statements in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2004.
3. Summary of Significant Accounting Policies
     Use of Estimates
          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions. Those estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, the disclosure of contingent assets and liabilities as of the date of the financial

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Accounting for Restructuring Costs
          In August 2005, we announced that we had implemented a restructuring of operations (see Note 13). Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146), addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 does not apply to costs associated with a disposal activity covered by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The restructuring charges recorded by us during the three months ended September 30, 2005 are comprised primarily of costs to write-off property and equipment and to reduce our workforce.
          Under SFAS No. 144, any impairment of property and equipment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. To determine the fair value of assets that are not likely to be used over their remaining useful economic life, we use a probability-weighted approach of estimated cash flows to be received upon a range of possible disposition outcomes. In August 2005, we announced we would evaluate alternatives relative to our current headquarters and pilot manufacturing facility (Witmer Road Facility), which we own subject to a mortgage, including the potential disposition of the facility and further consolidation of our research, development and administrative operations into a currently leased facility also located in Horsham, Pennsylvania. As a result of the announcement, we concluded that identifiable cash flows could be assigned to the Witmer Road Facility and related equipment. We based our estimates of potential cash flows related to possible disposition outcomes on conversations with commercial real estate firms that have both knowledge of recent history of sales and expertise in marketing and selling similar facilities. These estimates may turn out to be incorrect and our actual cash flows may be materially different from our estimates.
          Under SFAS No. 146, any employee severance costs are determined based on the estimated severance and fringe benefit charge for identified employees. In calculating the cost to exit facilities, we estimate the future lease and operating costs to be paid until the lease is terminated, the amount, if any, of sublease receipts, and real estate broker fees. This requires us to estimate the timing and costs of the amount of operating costs and the timing and rate at which we might be able to sublease the site. To form our estimates for these costs, we performed an assessment of the affected facility and considered the current market conditions for the site. Our assumptions on operating costs until terminated and offsetting sublease receipts may turn out to be incorrect and our actual costs may be different from our estimates.

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
          Our estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities recorded. At the end of each reporting period, we evaluate the remaining accrued restructuring charges to ensure their adequacy, that no excess accruals are retained and the utilization of the provisions are for their intended purposes in accordance with developed exit plans. We periodically evaluate current available information and adjust our accrued restructuring charges as necessary.
     Stock-based Compensation
          We apply the intrinsic value method of accounting for all stock-based employee compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We record deferred compensation for option grants to employees for the amount, if any, by which the market price per share on the grant date exceeds the exercise price per share. In addition, we apply fair value accounting for option grants to non-employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), and Emerging Issues Task Force Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss – as reported	$(22,621)	$(10,824)	$(44,173)	$(30,653)
Add: Stock-based employee compensation expense included in reported net loss	(2)	11	820	89
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(1,193)	(2,634)	(4,139)	(7,732)

Net loss – pro forma	$(23,816)	$(13,447)	$(47,492)	$(38,296)

Basic and diluted net loss per share – as reported	$(0.69)	$(0.44)	$(1.42)	$(1.38)

Basic and diluted net loss per share – pro forma	$(0.73)	$(0.54)	$(1.52)	$(1.72)

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
     Comprehensive Loss
          Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes changes to equity that are not included in net income (loss). Our comprehensive loss for the three and nine months ended September 30, 2005 was comprised only of our net loss, and was $22,621 and $44,173, respectively. Our comprehensive loss for the three and nine months ended September 30, 2004 was comprised only of our net loss, and was $10,824 and $30,653, respectively.
     Fair Value of Financial Instruments
          The fair value of financial instruments is the amount for which instruments could be exchanged in a current transaction between willing parties. As of September 30, 2005, the carrying values of cash and cash equivalents, marketable securities, accounts receivable and other current assets, accounts payable, accrued expenses, and accrued compensation equaled or approximated their respective fair values because of the short duration of these instruments. The fair value of our debt and capital lease obligations was estimated by discounting the future cash flows of each instrument at rates recently offered to us for similar debt instruments offered by our lenders. As of September 30, 2005, the fair and carrying values of our debt and capital lease obligations were $14,841 and $15,959, respectively.
     Recent Accounting Pronouncements
          In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle, and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 will be effective for accounting changes

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. We do not believe the adoption of SFAS No. 154 will have a material impact on our financial statements.
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
          In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (SFAS No. 123R), which requires companies to expense the fair value of stock options and other equity-based compensation to employees. SFAS No. 123R also provides guidance for determining whether an award is a liability-classified award or an equity-classified award, and determining fair value. SFAS No. 123R applies to all unvested stock-based payment awards outstanding as of the adoption date. Pursuant to a rule announced by the Securities and Exchange Commission in April 2005, SFAS No. 123R must be adopted no later than the beginning of the first fiscal year that begins after June 15, 2005. We have not completed an assessment of the impact on our financial statements resulting from potential modifications to our equity-based compensation structure or the use of an alternative fair value model in anticipation of adopting SFAS No. 123R.
          In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29 (SFAS No. 153). APB Opinion No. 29 requires a nonmonetary exchange of assets be accounted for at fair value, recognizing any gain or loss, if the exchange meets a commercial substance criterion and fair value is determinable. The commercial substance criterion is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. SFAS No. 153 eliminates the “similar productive assets exception,” which accounts for the exchange of assets at book value with no recognition of gain or loss. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have an impact on our financial statements.
     Reclassification
          Certain prior year amounts have been reclassified to conform to current year presentation.

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
4. Supplemental Disclosure of Cash Flow Information
     The following table contains additional cash flow information for the periods reported.

	Nine months ended
	September 30,
	2005	2004
Supplemental disclosure of cash flow information:

Gross cash paid for interest	$986	$533

Less capitalized interest	—	(130)

Cash paid for interest, net of amounts capitalized	$986	$403

Non-cash investing activities:

Decrease in accrued property and equipment	$(63)	$(475)

Assets acquired under capital leases	$—	$184

Decrease in acquisition value of property and equipment related to cancellation of a vendor invoice as partial settlement of dispute (see Note 7)	$116	$—

Decrease in acquisition value of property and equipment related to receivable from vendor as partial settlement of dispute (see Note 7)	$50	$—

Decrease in acquisition value of property and equipment due to decrease in amount of remaining minimum lease payments under capital lease	$10	$—

Non-cash financing activity:

Conversion of accrued compensation from liability to equity classified award upon grant of restricted stock units (see Note 11)	$382	$—

5. Marketable Securities
          As of September 30, 2005, we held a marketable security that was an obligation of a U.S. government agency. The security, which was classified as held-to-maturity, had an original maturity of approximately six months. As of September 30, 2005, the amortized cost of the security was $9,977, which included $132 of accrued interest, and the fair value was $9,980. We held no marketable securities that matured during the nine months ended September 30, 2005. We received proceeds of $5,000 during the nine months ended September 30, 2004 from the maturity of marketable securities. As of December 31, 2004, we held no marketable securities.

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
6. Accounts Receivable and Other Current Assets
     Accounts receivable and other current assets consisted of the following:

	September 30,	December 31,
	2005	2004
Accounts receivable	$1,069	$2,150
Prepaid insurance (see Note 9)	287	102
Other prepaid expenses	531	406
Receivable from related party	30	31
Other current assets	128	79

	$2,045	$2,768

7. Property and Equipment
     Property and equipment consisted of the following:

	September 30,	December 31,
	2005	2004
Building and facility improvements	$19,129	$38,270
Laboratory, manufacturing, and office equipment	9,691	19,364
Land	357	700
Construction-in-progress	—	157

	29,177	58,491
Less accumulated depreciation and amortization	(4,167)	(17,358)

	$25,010	$41,133

          As part of the restructuring announced in August 2005 (see Note 13), we decided to centralize research activities in Horsham, Pennsylvania by ending operations in our leased facility in San Diego, California. During the three months ended September 30, 2005, we recorded a non-cash impairment charge of approximately $187 related to property and equipment located in the San Diego facility. The aggregate acquisition value of the impaired assets was reduced by $745 and the related accumulated depreciation and amortization was reduced by $558. This impairment charge was included in restructuring charges on our statements of operations.
          We also announced we would evaluate alternatives relative to our Witmer Road Facility, which we own subject to a mortgage, including the potential disposition of the facility and further consolidation of our research, development and administrative operations into a currently leased facility that is also located in Horsham, Pennsylvania. As a result of the announcement, we concluded that identifiable cash flows could be assigned to the Witmer Road Facility and

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
related equipment. To determine the appropriate carrying value of these assets, we used a probability- weighted approach of estimated cash flows to be received upon a range of possible disposition outcomes. We based our estimates of potential cash flows related to possible disposition outcomes on conversations with commercial real estate firms that have both knowledge of recent history of sales and expertise in marketing and selling similar facilities. Based on those estimates, we recorded during the third quarter of 2005 a non-cash impairment charge of $13,000, which was included in restructuring charges on our statements of operations, on our Witmer Road Facility and related equipment. The aggregate acquisition value of the impaired assets was reduced by $29,007 and the related accumulated depreciation and amortization was reduced by $16,007.
          Laboratory, manufacturing, and office equipment as of September 30, 2005 and December 31, 2004 included $530 and $1,021, respectively, of assets acquired under capital leases. Accumulated depreciation and amortization as of September 30, 2005 and December 31, 2004 included $289 and $429, respectively, related to assets acquired under capital leases. Depreciation expense, which includes amortization of assets acquired under capital leases, was $3,391 and $3,680 for the nine months ended September 30, 2005 and 2004, respectively. Research and development expenses on our statements of operations include a gain of $21 during the three and nine months ended September 30, 2005 from the sale of assets that were held for sale as of December 31, 2004 and a loss of $5 during the nine months ended September 30, 2004 from the disposition of property and equipment. During the nine months ended September 30, 2005 and 2004, we disposed of fully depreciated assets that had an original acquisition value of $17 and $2, respectively.
          During the three months ended September 30, 2005, we settled a dispute with a vendor from which we had purchased property and equipment. The vendor agreed to pay us $75, of which $25 was paid upon execution of the settlement agreement and the remaining $50 was due during the ensuing 60 days, and to cancel an outstanding invoice of $116. We reduced the acquisition cost of the property and equipment by $191, reduced accounts payable by $116, and recorded a receivable of $50 as of September 30, 2005.

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
8. Intangible and Other Assets
     Intangible and other assets consisted of the following:

	September 30,	December 31,
	2005	2004
Acquired intellectual property, net of accumulated amortization of $3,686 and $3,238 as of September 30, 2005 and December 31, 2004, respectively	$864	$1,312
Non-competition agreement, net of accumulated amortization of $882 and $772 as of September 30, 2005 and December 31, 2004, respectively	—	110
Deferred financing costs, net of accumulated amortization of $32 and $18 as of September 30, 2005 and December 31, 2004, respectively	149	163
Receivable from related party	29	57
Deposits	61	140

	$1,103	$1,782

9. Debt and Capital Lease Obligations
     Debt and capital lease obligations consisted of the following:

	September 30,	December 31,
	2005	2004
Term loan from bank	$7,334	$8,000
Industrial development authority bond	1,000	1,000
Term loan from landlord (unsecured), annual interest at 13.00%, due June 2008	1,083	1,327
Notes payable to equipment lender, secured by equipment and facility improvements, interest rates from 8.00% to 9.44%, due 2006 to 2009	5,943	7,463
Note payable, secured by insurance policies, annual interest at 3.91%, due January 2006	258	—

Subtotal	15,618	17,790
Capital lease obligations	341	555

Total debt	15,959	18,345
Less note payable	(258)	—
Less current portion of long-term debt	(4,417)	(4,586)

Total debt, net of current portion	$11,284	$13,759

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
     Term Loan from Bank and Industrial Development Authority Bonds
          During the first quarter of 2004, we and a bank entered into agreements under which the bank acquired and reissued the $1,000 outstanding of our tax-exempt Industrial Development Authority bonds. In addition, we borrowed $8,000 from the bank, of which $6,200 funded improvements to our leased facility, which we occupied in April 2004, in Horsham, PA. The remaining $1,800 borrowed from the bank was used to repay other debt.
          The interest rate on the bond and bank debt varies quarterly, depending on 90-day LIBOR rates. At September 30, 2005, the 90-day LIBOR was 4.07%. We have the option each quarter to incur interest on the outstanding principal at the LIBOR-based variable interest rate or a fixed rate offered by our bank.
          For the $8,000 term loan, interest accrues at an interest rate equal to the 90-day LIBOR plus 3.0%. We made quarterly, interest-only payments prior to March 31, 2005. Commencing on March 31, 2005, we began to make quarterly principal payments of $222 plus interest. We are required to make these payments over the remaining term of the ten-year loan period.
          For the $1,000 Industrial Development Authority bond, we are making quarterly, interest-only payments for ten years at an interest rate equal to the 90-day LIBOR plus 1.5%, followed by a single repayment of principal at the end of the ten-year loan period. If the 90-day LIBOR at the beginning of any calendar quarter is between 4.0% and 6.0%, the bond will bear interest at the 90-day LIBOR plus 1.25%. If the 90-day LIBOR at the beginning of any calendar quarter exceeds 6.0%, the bond will bear interest at the 90-day LIBOR plus 1.0%.
          To provide security for these borrowings, we granted a first mortgage to our bank on the land and building where our present headquarters are located, as well as a security interest of first priority on certain improvements, certain equipment, and other tangible personal property. Under our agreements with the bank, if the bank determines a material adverse change has occurred in our business, financial condition, results of operations, or business prospects, the bank in its sole discretion may declare at any time an event of default, of which one potential outcome could be the accelerated repayment of the loan balance, which was $8,334 as of September 30, 2005. Under our agreements with the bank, we agreed to limit our total outstanding debt to $22,000. As of September 30, 2005, our total outstanding debt was $15,959. At any time after January 30, 2008, or if we fail to maintain a minimum required cash and short-term investments balance of at least $22,000, our bank has the option to require additional collateral from us in the form of a security interest in certain cash and short-term investments, or in the form of a letter of credit, which may have the effect of requiring us to repay the outstanding loan balance to the bank. The agreements with our bank also contain covenants that, among other things, require us to obtain consent from the bank prior to paying dividends, making certain investments, changing the nature of our business, assuming or guaranteeing the indebtedness of another entity or individual, selling or otherwise disposing of a substantial portion of our assets, and merging or consolidating with another entity.

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
     2005 Activity
          During the three months ended September 30, 2005, we reduced the acquisition value of property and equipment and the carrying value of capital lease obligations by $10 due to a decrease in the amount of remaining minimum lease payments under a capital lease, which decrease resulted from the move of equipment into a state in which the payments were no longer subject to sales tax.
          In July 2005, we borrowed $783 secured by laboratory equipment and facility improvements. The terms of the financing require us to pay monthly principal and interest payments over 48 months at an interest rate of 9.44%.
          In March 2005, we borrowed $701 to finance insurance policy premiums due on certain insurance policies. The insurance policy premiums, net of amortization, are included in accounts receivable and other current assets on our balance sheet at September 30, 2005 (see Note 6). We are required to pay $65 of principal and interest during each of the 11 months beginning on March 15, 2005 and ending on January 15, 2006. The interest is calculated based on an annual percentage rate of 3.91%. To secure payment of the amounts financed, we granted the lender a security interest in all of our right, title and interest to the insurance policies. Upon a default by us, the lender can demand, and will have the right to receive, immediate payment of the total unpaid balance of the loan. In the event of default and the demand for immediate payment by the lender, interest will accrue on any unpaid amounts at the highest rate allowed by applicable law.
10. Accrued Expenses
          Accrued expenses consisted of the following:

	September 30,	December 31,
	2005	2004
Professional fees	$1,110	$610
Sponsored research and contract laboratory services	430	557
Restructuring costs (see Note 13)	273	—
Employee relocation	179	186
Preclinical studies	102	126
Interest expense	43	43
Property and equipment	—	63
Other expenses	626	467

	$2,763	$2,052

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
11. Stockholders’ Equity
     Common Stock
          In February 2005, we sold 8,050 shares of our common stock at a public offering price of $4.00 per share, generating net proceeds of $30,006.
          In January 2005, participating employees purchased 15 shares of common stock pursuant to our employee stock purchase plan, resulting in net proceeds of $86. Effective January 31, 2005, we terminated the employee stock purchase plan due, in part, to the potential financial statement impact resulting from the expected adoption of SFAS No. 123R in January 2006. During the nine months ended September 30, 2005, there were no exercises of options to purchase shares of common stock.
     Restricted Stock Units
          In May 2005, we granted restricted stock units (RSUs) to members of our board of directors in lieu of cash payment for services. Because these RSUs vested immediately, we charged the fair value of $107 relating to these RSUs to operating expenses on the date of grant.
          In March 2005, in order to align the interests of management and stockholders, and as part of a broader program to conserve cash, we modified our bonus program for 2004 for officers, adjusted salaries for officers to reduce cash payments, and granted RSUs to officers. We also decided to pay 2005 bonuses for officers by the award of RSUs instead of cash. During the nine months ended September 30, 2005, we recorded $688 of expense related to these awards, of which $362 was for equity-classified awards.
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
          For each quarter of 2005, we will calculate an estimated award value using the fair value of our stock as of the most recent balance sheet date. The award value will be accrued over the period from January 2005 until one year following the date of grant. The accrued award value as of each balance sheet date will be classified as a liability until the grant date, at which time the award will become equity-classified and the liability balance will be reclassified to additional paid-in-capital. The accrued award value as of September 30, 2005 of $283 is included in accrued compensation on our balance sheet.
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
     Amendment to Novo Nordisk Agreement
          In February 2005, we entered into an amendment (Amendment) to one of our two Research, Development and License Agreements with Novo Nordisk A/S (Novo Nordisk) dated as of November 17, 2003, as previously amended (Novo Agreement). The Novo Agreement was described in the Notes to Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2004.
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

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
     Significant Customer Concentration
          During the three and nine months ended September 30, 2005, one customer accounted for 39% and 43%, respectively, of total revenues. During the three and nine months ended September 30, 2004 that customer accounted for 42% and 76%, respectively, of total revenues. During the three and nine months ended September 30, 2005, a second customer accounted for 61% and 57%, respectively, of total revenues. During the three and nine months ended September 30, 2004, that second customer accounted for 58% and 24%, respectively, of total revenues.
13. Restructuring
          In August 2005, we announced that we had implemented a restructuring of operations to enable an enhanced focus on next-generation proteins, to allow for the anticipated transfer of production of proteins and reagents to our collaborative partners and contract manufacturers now that our programs are more mature, and to reduce cash burn. Upon completion of the restructuring, we will have reduced the size of our workforce by approximately 25% since the end of the first quarter of 2005. Our net loss for the three and nine months ended September 30, 2005 included $14,002 of charges related to this restructuring, including $13,187 of non-cash property and equipment impairment charges (see Note 7) and $815 of expected payments for employee severance.
          The following table reflects the employee severance charges recorded, payments made, and liability remaining as of September 30, 2005. We expect to pay our remaining obligations by the third quarter of 2006. The estimates below have been made based upon our best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates. Changes will be made to the restructuring accrual at the point that the differences become determinable.

	Employee	Facility
	severance	closure
	costs	costs	Total
Initial provision	$815	$—	$815
Cash payments	(542)	—	(542)

Balance as of September 30, 2005	$273	$—	$273

          During the three months ending December 31, 2005, we expect to record a non-cash charge of approximately $152 in our statements of operations for the remaining required

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
minimum payments under the operating lease for our facility in San Diego, California. This amount will be included in facility closure costs in the above table. Because the remaining lease term extends for only five months beyond our cease-use date of the facility, we have assumed no sublease income in our calculation. During the three months ending December 31, 2005, we also expect to record a restructuring charge of $52 relating to severance payments that are contingent upon continued employment by certain employees of at least 60 days following notice of their termination.
14. Commitments and Contingencies
          In connection with the restructuring announced in August 2005 (see Note 13), we committed to pay future cash retention bonuses to certain employees that were not given notice of termination in August 2005, contingent upon such employees not voluntarily terminating their employment prior to the payment date. The total potential value of these payments is $763, of which $317 was accrued during the three months ended September 30, 2005. We expect to record additional accrued compensation related to these retention bonuses of up to $271, $127, and $48 during the three months ending December 31, 2005, March 31, 2006, and June 30, 2006, respectively. We also committed to these employees, that if they were involuntarily terminated in the future, the termination benefit offered would be no less favorable than offered to employees terminated in the August 2005 restructuring. As a result, accrued compensation on our balance sheet as of September 30, 2005 includes an additional $240 related to these potential payments.
          In October 2005, we entered into separation agreements with certain officers. Under these agreements, we agreed to pay an aggregate of $21 per month and provide medical benefits over a 12-month period commencing in November 2005. We also committed to award any bonus earned by the individuals for 2005, as determined using the same criteria as if they were employed as of the time of the award. As described in Note 11, payment of 2005 bonuses, if any, for officers will be made in full by the award of restricted stock units instead of cash in amounts determined by our Compensation Committee. In addition, we extended for twelve months the period during which each officer may exercise stock options that were vested and outstanding as of each individual’s separation date, except for one individual that will provide consulting services following such individual’s separation date. Stock options will continue to vest while the individual provides consulting services, and the twelve-month period during which the individual may exercise stock options will commence upon the conclusion of the individual’s provision of consulting services. Because the stock options had no intrinsic value as of the modification date, there will be no charge associated with the option modifications.

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
          Our actual results could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect our actual results include the following:
•	our ability to obtain the funds necessary for our operations;

•	our ability to meet forecasted project timelines due to internal or external causes;

•	our ability to satisfy the FDA’s request for additional information and obtain clearance from the FDA to commence the Phase I clinical trial for NE-180;

•	our ability to develop commercial-scale manufacturing processes for our products and reagents, either independently or in collaboration with others;

•	the risk that we will incur unexpected charges or will have unexpected expenditures related to the restructuring upon the completion of further analysis with respect to the restructuring generally and our assets specifically;

•	our ability to enter into and maintain collaborative arrangements;

•	our ability to obtain adequate sources of proteins and reagents either manufactured internally or externally sourced;

•	our ability to expand and protect our intellectual property and to operate without infringing the rights of others;

•	our ability to develop and commercialize therapeutic proteins and to commercialize our technologies;

•	our ability to attract and retain key personnel;

•	our ability to compete successfully in an intensely competitive field;

•	our ability to renovate our facilities as required for our operations; and

•	general economic conditions.
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

          We have incurred operating losses each year since our inception. As of September 30, 2005, we had an accumulated deficit of $231,554,000. We expect additional losses in 2005 and over the next several years as we continue product research and development efforts and expand our intellectual property portfolio. We have financed our operations through private and public offerings of equity securities, proceeds from debt financings, and revenues from our collaborative agreements.
          We believe that our existing cash and cash equivalents, marketable securities, expected revenue from collaborations and license arrangements, and interest income should be sufficient to meet our operating and capital requirements at least through the third quarter of 2006, although changes in our collaborative relationships or our business, whether or not initiated by us, may cause us to deplete our cash, cash equivalents, and marketable securities sooner than the above estimate. Under agreements we entered into with a bank during the first quarter of 2004, we have agreed to limit our total outstanding debt to $22,000,000. As of September 30, 2005, our total outstanding debt was $15,959,000. At any time after January 30, 2008, or if we fail to maintain a minimum required cash and short-term investments balance of at least $22,000,000, the bank has the option to require additional collateral from us in the form of a security interest in certain cash and short-term investments, or in the form of a letter of credit, which may have the effect of requiring us to repay the outstanding loan balance to the bank. See “Financing Activities – Debt Financing Activities – Term Loan from Bank and Industrial Development Authority Bonds” in the Liquidity and Capital Resources section of this Form 10-Q for a description of the material features of this borrowing.
Liquidity and Capital Resources
     Overview
          We had $45,453,000 in cash, cash equivalents, and marketable securities as of September 30, 2005, compared to $45,048,000 in cash and cash equivalents as of December 31, 2004. The increase during the nine months ending September 30, 2005 was attributable to the net proceeds from our public offering in February 2005, offset by the use of cash during the nine months ended September 30, 2005 to fund our operating activities, capital expenditures, and debt repayments.
          In February 2005, we offered and sold 8,050,000 shares of our common stock at a public offering price of $4.00 per share, generating net proceeds of $30,006,000.
          In August 2005, we implemented a restructuring of operations to enable an enhanced focus on next-generation proteins, to allow for the anticipated transfer of production of proteins and reagents to our collaborative partners and contract manufacturers now that our programs are more mature, and to reduce cash burn. The restructuring supplemented measures that we implemented in March 2005 to reduce the rate of our cash utilization. The actions taken in March 2005 included modifying the bonus program for officers, reducing officers’ base salaries for one year, and reducing planned operating expenses and capital expenditures. The restructuring reduced the size of our workforce by approximately 25%, as compared to the size of our workforce at the end of the first quarter of 2005. After achieving the full benefits of the restructuring during the fourth quarter of 2005, we expect to realize annualized savings of between $6,000,000 and $8,000,000. Net cash utilization for the fourth quarter of 2005 is expected to be between $7,500,000 and $8,500,000, which includes the cash effect of restructuring costs but does not take into account any new partnering activities. Our average net cash utilization during the first half of 2005 was approximately $10,500,000 per quarter, excluding the effect of proceeds from equity issuances and purchases of marketable securities.
          As part of the restructuring, we centralized research activities in Horsham, Pennsylvania by ending operations in our leased facility in San Diego, California. Our future requirements for internally manufactured products will be substantially lower than the capacity of our 24,000 square-foot pilot manufacturing facility. Therefore, we commenced efforts to evaluate the disposition of our current headquarters and pilot manufacturing facility, which we own subject to a mortgage. Our net loss for the three and nine months ended September 30, 2005 included $14,002,000 of charges related to this restructuring, including $13,187,000 of non-cash property and equipment impairment charges and $815,000 of expected payments for employee severance.
          The development of next-generation proprietary protein therapeutics, which we are pursuing both independently and in collaboration with selected partners, will require substantial expenditures by us and our collaborators. We plan to continue financing our operations through private and public offerings of equity securities, proceeds from debt financings, and revenues from existing and future collaborative agreements. Because our remaining 2005 revenues could be substantially affected by entering into new collaborations and on the financial terms of any new collaborations, we cannot estimate our remaining 2005 revenues. Other than revenues from our collaborations with Novo Nordisk and BioGeneriX, and any future collaborations with others, we do not expect to generate significant revenues until such time as products using our technologies are commercialized, which is not expected during the next several years. We expect an additional several years to elapse before we can expect to generate sufficient cash flow from operations to fund our operating and investing requirements. We believe that our existing cash and cash equivalents, marketable securities, expected revenue from collaborations and license arrangements, and interest income should be sufficient to meet our operating and capital requirements at least through the third quarter of 2006. Accordingly, we will need to raise substantial additional funds to continue our business activities and fund our operations until we are generating sufficient cash flow from operations.
     Operating Activities
          Net cash used in operating activities was $26,819,000 and $27,057,000 for the nine months ending September 30, 2005 and 2004, respectively. Although our net loss for the 2005 period was $13,520,000 greater than the net loss for the 2004 period, there was little change to our net cash used in operating activities for the 2005 period compared to the 2004 period, because the increased net loss was primarily due to the non-cash impairment charges of $13,187,000 recognized during the third quarter of 2005 in connection with the restructuring discussed above.
     Investing Activities
          During the nine months ended September 30, 2005 and 2004, we invested $719,000 and $8,942,000, respectively, in property, equipment, and building improvements. Of the 2004 amount, $5,085,000 was invested in leasehold improvements that are described below.

          During the three months ended September 30, 2005, we recorded proceeds of $25,000 from the settlement of a dispute with a vendor from which we had purchased property and equipment. Under the settlement agreement, the vendor agreed to pay us $75,000, of which $25,000 was paid upon execution of the settlement agreement and the remaining $50,000 was due during the ensuing 60 days, and to cancel an outstanding invoice of $116,000. During the nine months ended September 30, 2005, we received proceeds of $70,000 upon the sale of equipment that we included in assets held for sale in accounts receivable and other current assets on our balance sheet as of December 31, 2004. The carrying value of the equipment was $49,000 and, therefore, we recognized a gain on the sale of the equipment of $21,000. During the nine months ended September 30, 2004, we entered into capital lease obligations for equipment with an aggregate book value of $184,000. We did not enter into any capital lease obligations during the nine months ended September 30, 2005. We had accrued property and equipment of $380,000 as of September 30, 2004. We had no accrued property and equipment as of September 30, 2005.
          We entered into a lease agreement in 2002 for a 40,000 square foot building. We converted 25,000 square feet into laboratory and office space. In April 2004, we occupied that finished portion of the facility, and began amortizing the cost of those improvements. We expended $10,175,000 for this project, of which $5,085,000 was expended during the nine months ended September 30, 2004. During the first quarter of 2004, we entered into agreements with a bank for the purpose of funding these improvements. See “Financing Activities – Debt Financing Activities – Term Loan from Bank and Industrial Development Authority Bonds” in the Liquidity and Capital Resources section of this Form 10-Q for a description of the material features of this borrowing. In addition, pursuant to the lease, we received $250,000 from the landlord in September 2004 as a partial reimbursement for improvements we made to the facility. This landlord incentive, which is included in other liabilities on our balance sheet, is being amortized ratably as a reduction to rental expense over the lease term.
          We anticipate additional capital expenditures during the fourth quarter of 2005 of approximately $200,000. We may finance some or all of these capital expenditures through capital leases or the issuance of new debt or equity. We would prefer to finance capital expenditures through the issuance of new debt, to the extent that we are allowed to do so under our existing bank covenants. The terms of new debt could require us to maintain a minimum cash and investments balance, or to transfer cash into an escrow account to collateralize some portion of the debt, or both.
     Financing Activities
          Equity Financing Activities
          In February 2005, we offered and sold 8,050,000 shares of our common stock at a public offering price of $4.00 per share, generating net proceeds of $30,006,000.
          During the nine months ended September 30, 2005 and 2004, participating employees purchased 15,201 and 23,564 shares, respectively, of common stock pursuant to our employee stock purchase plan, resulting in net proceeds of $86,000 and $175,000, respectively. Effective January 31, 2005, we terminated the employee stock purchase plan due, in part, to the potential financial statement impact resulting from the expected adoption of SFAS No. 123R in January 2006. During the nine months ended September 30, 2004, we received proceeds of $73,000 upon the exercise of options to purchase 24,766 shares of common stock. There were no exercises of options during the nine months ended September 30, 2005.
          Debt Financing Activities
          Our total debt decreased by $2,386,000 to $15,959,000 at September 30, 2005, compared to $18,345,000 at December 31, 2004. This decrease primarily resulted from debt principal repayments of $3,860,000, partially offset by $1,484,000 in proceeds from the issuance of debt.
               Note Payable Secured by Insurance Policies
          In March 2005, we borrowed $701,000 to finance the insurance policy premiums due on certain insurance policies. As of September 30, 2005, the outstanding principal balance under this agreement was $258,000. We are required to pay $65,000 of principal and interest during each of the 11 months beginning on March 15, 2005 and ending on January 15, 2006. The interest is calculated based on an annual percentage rate of 3.91%. To secure payment of the amounts financed, we granted the lender a security interest in all of our right, title and interest to the insurance policies. Upon a default by us, the lender can demand, and will have the right to receive, immediate payment of the total unpaid balance of the loan. In the event of default and the demand for immediate payment by the lender, interest will accrue on any unpaid amounts at the highest rate allowed by applicable law.
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
          During the twelve months ending September 30, 2006, we will be required to make principal payments totaling $889,000 under these agreements. The interest rate on the bond and bank debt varies quarterly, depending on 90-day LIBOR rates. At September 30, 2005, the 90-day LIBOR was 4.07%. We have the option each quarter to incur interest on the outstanding principal at the LIBOR-based variable interest rate or a fixed rate offered by our bank.
          For the $8,000,000 term loan, interest accrues at an interest rate equal to the 90-day LIBOR plus 3.0%. We made quarterly, interest-only payments prior to March 31, 2005. Commencing on March 31, 2005, we began to make quarterly principal payments of $222,000 plus interest. We are required to make these payments over the remaining term of the ten-year loan period.
          For the $1,000,000 Industrial Development Authority bond, we are making quarterly, interest-only payments for ten years at an interest rate equal to the 90-day LIBOR plus 1.5%,

followed by a single repayment of principal at the end of the ten-year loan period. If the 90-day LIBOR at the beginning of any calendar quarter is between 4.0% and 6.0%, the bond will bear interest at the 90-day LIBOR plus 1.25%. If the 90-day LIBOR at the beginning of any calendar quarter exceeds 6.0%, the bond will bear interest at the 90-day LIBOR plus 1.0%.
          To provide security for these borrowings, we granted a first mortgage to our bank on the land and building where our present headquarters are located, as well as a security interest of first priority on certain improvements, certain equipment, and other tangible personal property. Under our agreements with the bank, if the bank determines a material adverse change has occurred in our business, financial condition, results of operations, or business prospects, the bank in its sole discretion may declare at any time an event of default, of which one potential outcome could be the accelerated repayment of the loan balance, which was $8,334,000 as of September 30, 2005. Under our agreements with the bank, we agreed to limit our total outstanding debt to $22,000,000. As of September 30, 2005, our total outstanding debt was $15,959,000. At any time after January 30, 2008, or if we fail to maintain a minimum required cash and short-term investments balance of at least $22,000,000, our bank has the option to require additional collateral from us in the form of a security interest in certain cash and short-term investments, or in the form of a letter of credit, which may have the effect of requiring us to repay the outstanding loan balance to the bank. The agreements with our bank also contain covenants that, among other things, require us to obtain consent from the bank prior to paying dividends, making certain investments, changing the nature of our business, assuming or guaranteeing the indebtedness of another entity or individual, selling or otherwise disposing of a substantial portion of our assets, and merging or consolidating with another entity.
               Term Loan from Landlord
          In May 2004, we borrowed $1,500,000 from the landlord of our leased facilities in Horsham, Pennsylvania. As of September 30, 2005, the outstanding principal balance under this agreement was $1,083,000. The terms of the financing require us to pay monthly principal and interest payments over 48 months at an interest rate of 13%. During the twelve months ending September 30, 2006, we will be required to make principal and interest payments totaling $443,000 under this agreement.
               Equipment Loans
          In July 2005, we borrowed $783,000 secured by laboratory equipment and facility improvements. The terms of the financing require us to pay monthly principal and interest payments over 48 months at an interest rate of 9.44%. As of September 30, 2005, we owe $5,943,000 to an equipment lender that financed the purchase of certain equipment and facility improvements, which collateralize the amounts borrowed. The terms of the financings require us to make monthly principal and interest payments through August 2009 at interest rates ranging from 8.00% to 9.44%. During the twelve months ending September 30, 2006, we will make principal and interest payments totaling $3,341,000 under these agreements.

               Capital Lease Obligations
          The terms of our capital leases require us to make monthly payments through February 2009. Under these agreements, we will be required to make principal and interest payments totaling $241,000 during the twelve months ending September 30, 2006.
     Operating Leases
          We lease laboratory, office, warehouse facilities, and equipment under operating lease agreements. In April 2001, we entered into a lease agreement for approximately 10,000 square feet of laboratory and office space in San Diego, California. The initial term of the lease ends in March 2006. As part of the restructuring announced in August 2005 and described in the Liquidity and Capital Resources section of this Form 10-Q, we have centralized research activities in Horsham, Pennsylvania by ending operations in our leased facility in San Diego, California.
          We lease approximately 5,000 square feet of office and warehouse space in Horsham, Pennsylvania under a lease agreement that expires April 2007. In February 2002, we entered into a lease agreement for approximately 40,000 square feet of laboratory and office space in Horsham, Pennsylvania. The initial term of the lease ends in July 2022, at which time we have an option to extend the lease for an additional five years, followed by another option to extend the lease for an additional four and one-half years. Pursuant to the lease, we received $250,000 from the landlord in September 2004 as a partial reimbursement for improvements we made to the facility. This landlord incentive, which is included in other liabilities on our accompanying balance sheets, is being amortized ratably as a reduction to rental expense over the lease term. Our laboratory, office, and warehouse facility leases contain escalation clauses, under which the base rent increases annually by 2% to 4%.
Summary of Contractual Obligations
          A summary of our obligations to make future payments under contracts existing as of December 31, 2004 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2004. The Liquidity and Capital Resources section of this Form 10-Q describes obligations from material contracts entered into during the nine months ended September 30, 2005.
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

Critical Accounting Policies and Estimates
          A discussion of our critical accounting policies and estimates is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2004. Other than as described below, there have not been any changes or additions to our critical accounting policies during the nine months ended September 30, 2005.
     Accounting for Restructuring Costs
          To account for exit or disposal activities, such as the restructuring described in “Overview” in the Liquidity and Capital Resources section of this Form 10-Q, we apply Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146), which requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. It does not apply to costs associated with a disposal activity covered by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). The restructuring charges recorded by us during the three months ended September 30, 2005 are comprised primarily of costs to write-off property and equipment and reduce our workforce. Our net loss for the three and nine months ended September 30, 2005 included $14,002,000 of charges related to this restructuring, including $13,187,000 of non-cash property and equipment impairment charges and $815,000 of expected payments for employee severance costs.
          Under SFAS No. 144, any impairment of property and equipment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. To determine the fair value of assets that are not likely to be used over their remaining useful economic life, we use a probability-weighted approach of estimated cash flows to be received upon a range of possible disposition outcomes. In August 2005, we announced we would evaluate alternatives relative to our current headquarters and pilot manufacturing facility (Witmer Road Facility), which we own subject to a mortgage, including the potential disposition of the facility and further consolidation of our research, development and administrative operations into a currently leased facility that is also located in Horsham, Pennsylvania. As a result of the announcement, we concluded that identifiable cash flows could be assigned to the Witmer Road Facility and related equipment. We based our estimates of potential cash flows related to possible disposition outcomes on conversations with commercial real estate firms that have both knowledge of recent history of sales and expertise in marketing and selling similar facilities. These estimates may turn out to be incorrect and our actual cash flows may be materially different from our estimates.
          Our estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure their adequacy, that no excess accruals are retained and the utilization of the provisions are for their intended purposes in accordance with developed exit plans. We periodically evaluate current available information and adjust our restructuring reserve as necessary.

Results of Operations
          We recorded a net loss of $22,621,000 and $44,173,000 for the three and nine months ended September 30, 2005, respectively. For the three and nine months ended September 30, 2004, we recorded a net loss of $10,824,000 and $30,653,000, respectively. The following section explains the changes between the reporting periods in each component of net loss.
     Revenue from Collaborative Agreements
          Revenue from collaborative agreements for the three and nine months ended September 30, 2005 was $1,503,000 and $4,271,000, respectively, compared to $1,451,000 and $3,592,000 for the corresponding periods in 2004. Our revenue from collaborative agreements has historically been derived from a few major collaborators. Our collaborative agreements have had some or all of the following elements: upfront fees, research and development funding, milestone revenues, and royalties on product sales.
          During the three and nine months ended September 30, 2005, one customer accounted for 39% and 43%, respectively, of total revenues. During the three and nine months ended September 30, 2004 that customer accounted for 42% and 76%, respectively, of total revenues. During the three and nine months ended September 30, 2005, a second customer accounted for 61% and 57%, respectively, of total revenues. During the three and nine months ended September 30, 2004, that second customer accounted for 58% and 24%, respectively, of total revenues.
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
     Research and Development Expense
          Our proprietary drug development portfolio consists of two therapeutic protein candidates: GlycoPEG-EPO (NE-180) and GlycoPEG-GCSF. Erythropoietin (EPO) is prescribed to stimulate production of red blood cells, and is approved for sale in major markets around the world for the treatment of chemotherapy-induced anemia and anemia associated with chronic renal failure. Based on early preclinical studies, we believe it is feasible to develop a long-acting EPO through GlycoPEGylation. We submitted an investigational new drug application (IND) for NE-180 to the U.S. Food and Drug Administration (FDA) during the second quarter of 2005. In

August 2005, the FDA advised us that it requires additional manufacturing and preclinical information in order to complete its review of the IND and that our proposed Phase I clinical trial of NE-180 has been placed on hold. We have established a target of the fourth quarter of 2005 to submit a complete response to the FDA. In addition, as an alternative to approval in the U.S., we are exploring the possibility of early clinical development of NE-180 in a European regulatory jurisdiction.
          Granulocyte colony stimulating factor (G-CSF) is prescribed to stimulate production of neutrophils (a type of white blood cell), and is approved for sale in major markets around the world for treatment of neutropenia associated with myelosuppressive chemotherapy. Based on proof-of-concept data and preclinical development activities conducted during 2004, we believe it is feasible to develop a long-acting G-CSF through GlycoPEGylation. We and BioGeneriX plan to continue preclinical development activities for GlycoPEG-GCSF through the end of 2005. Such activities include requesting scientific advice from regulatory authorities in Europe. We have established a target of the first quarter of 2006 for the submission of an Investigational Medicinal Product Dossier or its equivalent to a European country.
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
          Our research and development expenses for the three and nine months ended September 30, 2005 were $7,521,000 and $26,133,000, respectively, compared to $9,305,000 and $24,971,000 for the corresponding periods in 2004. The following table illustrates research and development expenses incurred during the three and nine months ended September 30, 2005 and 2004 for our significant groups of research and development projects (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
GlycoAdvance and GlycoPEGylation	$3,843	$4,386	$13,992	$11,254
Other Glycotechnology Programs	237	19	766	141
Indirect expenses	3,441	4,900	11,375	13,576

	$7,521	$9,305	$26,133	$24,971

          GlycoAdvance and GlycoPEGylation
          Our GlycoAdvance and GlycoPEGylation expenses result primarily from the development and preclinical activities, including process development and pilot plant activities, associated with our proprietary drug development programs. These expenses decreased during the third quarter of 2005 due primarily to a reduction in the purchase of supplies and raw materials as compared to the third quarter of 2004. During the nine months ended September 30, 2005, these amounts increased compared to the same period in 2004 due to the conduct of preclinical studies on NE-180 and increased external costs associated with the development of reagents for GlycoPEG-GCSF.
          Other Glycotechnology Programs
          Research and development expenses related to our Other Glycotechnology Programs increased during the 2005 periods, compared to the 2004 period, as we conducted more research on glycolipids during the 2005 periods.

          Indirect expenses
          Our indirect research and development expenses decreased during the 2005 periods, compared to the 2004 periods, primarily due to a decrease in consulting and outside research expenses as well as a decrease in indirect labor efforts and personnel related costs, as more labor was focused on the GlycoPEGylation and Glycotechnology programs. Further contributing to the 2005 decrease is a reduction in depreciation expense in the third quarter of 2005 due to the impairment of our Witmer Road facility and subsequent cessation of depreciation as of August 2005.
     General and Administrative Expense
          General and administrative expenses for the three and nine months ended September 30, 2005 were $2,685,000 and $8,469,000, respectively, compared to $2,861,000 and $9,047,000 for the corresponding periods in 2004. The decrease for the 2005 periods was primarily due to lower salaries and consulting expenses, partially offset by an increase in legal costs associated with our intellectual property portfolio.
     Restructuring Charges
          Restructuring charges for the nine months ended September 30, 2005 were $14,002,000, which included including $13,187,000 of non-cash property and equipment impairment charges and $815,000 of expected payments for employee severance costs. We did not incur any restructuring charges during the three and nine months ended September 30, 2004.
          During the three months ending December 31, 2005, we expect to record a non-cash restructuring charge of approximately $152,000 in our statements of operations for the remaining required minimum payments under the operating lease related to our facility in San Diego, California. Because the remaining lease term extends for only five months beyond our cease-use date of the facility, we have assumed no sublease income in our calculation. During the three months ending December 31, 2005, we also expect to record a restructuring charge of $52,000 relating to severance payments that are contingent upon continued employment by certain employees of at least 60 days following notice of their termination.
     Other Income and Expense
          Other income for the nine months ended September 30, 2005 was $22,000, and related to payments received during the first quarter of 2005 in excess of the carrying value of accounts receivable due to currency fluctuations. We do not expect any such other income during the remainder of 2005. We had no other income during the three months ended September 30, 2005 or the three and nine months ended September 30, 2004.
          Interest income for the three and nine months ended September 30, 2005 was $415,000 and $1,138,000, respectively, compared to $195,000 and $431,000 for the corresponding periods in 2004. The increases were primarily due to higher interest rates during the 2005 periods. Our interest income during the remainder of 2005 is difficult to project, and will depend largely on prevailing interest rates and whether we receive cash from entering into any new collaborative agreements or by completing any additional equity or debt financings during the year.
          Interest expense for the three and nine months ended September 30, 2005 was $331,000 and $1,000,000, respectively, compared to $304,000 and $658,000 for the corresponding periods in 2004. The increases were primarily due to higher interest rates on our variable rate debt. The increase during the nine months ended September 30, 2005 period was also due to the capitalization of $130,000 of interest incurred during 2004 associated with leasehold improvements that we placed in service in April 2004. Our interest expense during the remainder of 2005 is difficult to project and will depend largely on prevailing interest rates and whether we enter into any new debt agreements. See “Financing Activities – Debt Financing Activities” in the Liquidity and Capital Resources section of this Form 10-Q for a description of the material features of our debt financings.
Item 4. Controls and Procedures
          We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, for financial reporting as of September 30, 2005. Based on that evaluation, our principal executive officer and principal financial officer concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in SEC rules and forms.
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

PART II. OTHER INFORMATION
Item 6. Exhibits
10.1	Promissory Note of Neose Technologies, Inc. to General Electric Capital Corporation, dated July 12, 2005.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOSE TECHNOLOGIES, INC.
Date: November 2, 2005	By:	/s/ A. Brian Davis
A. Brian Davis
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

Exhibit Index

Exhibit	Description
10.1	Promissory Note of Neose Technologies, Inc. to General Electric Capital Corporation, dated July 12, 2005.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.