Form 10-Q
period 2006-03-31
NEOSE TECHNOLOGIES INC
filed 2006-05-04
CIK 877902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006.
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,812,288 shares of common stock, $.01 par value, were outstanding as of May 1, 2006.

NEOSE TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Neose Technologies, Inc.
Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	March 31,	December 31,
	2006	2005
Assets

Current assets:
Cash and cash equivalents	$30,171	$37,738
Accounts receivable	336	1,076
Prepaid expenses and other current assets	1,397	892

Total current assets	31,904	39,706

Property and equipment, net	24,415	24,708
Intangible and other assets, net	795	949

Total assets	$57,114	$65,363

Liabilities and Stockholders’ Equity

Current liabilities:
Note payable	$481	$—
Current portion of long-term debt and capital lease obligations	3,692	4,031
Accounts payable	1,044	722
Accrued compensation	1,490	1,618
Accrued expenses	2,607	2,697
Deferred revenue	739	1,527

Total current liabilities	10,053	10,595

Long-term debt and capital lease obligations, net of current portion	9,655	10,423
Deferred revenue, net of current portion	3,647	3,765
Other liabilities	475	463

Total liabilities	23,830	25,246

Commitments and contingencies (See Note 14)

Stockholders’ equity:
Common stock, par value $.01 per share, 50,000 shares authorized; 32,785 and 32,782 shares issued and outstanding	328	328
Additional paid-in capital	279,961	279,015
Deferred compensation	—	(6)
Accumulated deficit	(247,005)	(239,220)

Total stockholders’ equity	33,284	40,117

Total liabilities and stockholders’ equity	$57,114	$65,363

The accompanying notes are an integral part of these financial statements.

Neose Technologies, Inc.
Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,
	2006	2005
Revenue from collaborative agreements	$2,396	$1,348

Operating expenses:
Research and development	7,311	9,625
General and administrative	2,928	2,978

Total operating expenses	10,239	12,603

Operating loss	(7,843)	(11,255)
Other income	—	22
Interest income	366	304
Interest expense	(308)	(338)

Net loss	$(7,785)	$(11,267)

Basic and diluted net loss per share	$(0.24)	$(0.40)

Weighted-average shares outstanding used in computing basic and diluted net loss per share	32,783	27,947

The accompanying notes are an integral part of these financial statements.

Neose Technologies, Inc.
Statements of Cash Flows
(unaudited)
(in thousands)

	Three months ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(7,785)	$(11,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	506	1,636
Non-cash compensation expense	823	50
Gain on disposition of property and equipment	(2)	—
Changes in operating assets and liabilities:
Accounts receivable	740	1,447
Prepaid expenses and other current assets	(511)	(688)
Accounts payable	420	286
Accrued compensation	1	(669)
Accrued expenses	(80)	(10)
Deferred revenue	(906)	(747)
Other liabilities	12	(15)

Net cash used in operating activities	(6,782)	(9,977)

Cash flows from investing activities:
Purchases of property and equipment	(170)	(452)
Proceeds from sale of equipment and assets held for sale	7	20

Net cash used in investing activities	(163)	(432)

Cash flows from financing activities:
Proceeds from issuance of debt	539	701
Repayments of debt	(1,161)	(1,157)
Proceeds from issuance of common stock, net	—	30,092

Net cash provided by (used in) financing activities	(622)	29,636

Net increase (decrease) in cash and cash equivalents	(7,567)	19,227

Cash and cash equivalents, beginning of period	37,738	45,048

Cash and cash equivalents, end of period	$30,171	$64,275

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
          We have incurred losses each year since inception. As of March 31, 2006, we had an accumulated deficit of $247,005. We expect to spend significant amounts to expand our research and development on our proprietary drug candidates and technologies, maintain and expand our intellectual property position, and expand our business development and commercialization efforts. Given our planned level of operating expenses, we expect to continue incurring losses for some time. We believe that our existing cash and cash equivalents, expected revenue from collaborations and license arrangements, and interest income should be sufficient to meet our operating and capital requirements at least through 2006, although changes in our collaborative relationships or our business, whether or not initiated by us, may cause us to deplete our cash and cash equivalents sooner than the above estimate. We will require significant amounts of additional capital in the future to fund our operations, and we do not have any assurance that funding will be available when we need it on terms that we find favorable, if at all. If we are unable to raise additional capital when required, we may need to delay, scale back, or eliminate some or all of our research and development programs.
          We have not yet developed any products or commercialized any products or technologies, and we may never be able to do so. Even if we are successful in developing products that are approved for marketing, we will not be successful unless our products, and products incorporating our technologies, gain market acceptance. Our operations are subject to risks and uncertainties other than mentioned above including, among others: the uncertainty of product development, as well as our limited product development and manufacturing experience; our dependence upon collaborative partners to develop and commercialize products incorporating our technologies and the success of collaborative relationships; the uncertainty of intellectual property rights; technological uncertainty and the risk of technological obsolescence; the risk of development and commercialization of competitive products by others that are more effective, less costly, or otherwise gain greater market acceptance; and the uncertainty of achieving regulatory approvals for our products, or products incorporating our technologies.

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
2. Interim Financial Information
          The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for presentation of interim financial statements. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented. In our opinion, however, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. You should not base your estimate of our results of operations for 2006 solely on our results of operations for the three months ended March 31, 2006. You should read these unaudited financial statements in combination with the other Notes in this section; the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2 of this Form 10-Q; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
     Stock-based Compensation
          We adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), effective January 1, 2006. SFAS No. 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values at the date of grant. Prior to January 1, 2006, we followed Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations in accounting for our stock compensation. We elected to use the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption and to that portion of awards not fully vested as of the date of adoption. Accordingly, prior periods have not been restated.
          The fair value of stock options is determined using the Black-Scholes valuation model, which is the same model we previously utilized for valuing stock options for footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation (SFAS No. 123), as

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure (SFAS No. 148).
          The fair value of share-based awards is recognized as expense over the requisite service period, net of estimated forfeitures. We rely primarily on historical experience to estimate expected forfeitures for stock options. We have not assumed any expected forfeitures for restricted stock units (RSUs) because those awards have been granted to a small number of individuals. For all unvested share-based awards outstanding as of December 31, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on an accelerated basis in the Statements of Operations over the remaining vesting period, consistent with our recognition policy under SFAS No. 123. For share-based awards granted subsequent to December 31, 2005, we have elected to recognize compensation expense in the Statements of Operations on a straight-line basis from the date of grant. Our deferred stock compensation balance of $6 as of December 31, 2005 was reclassified into additional paid-in capital upon the adoption of SFAS No. 123R.
          Based on the awards outstanding at December 31, 2005, actual awards granted during the first quarter of 2006, and an estimate of awards to be granted during the balance of 2006, we estimate that the adoption of SFAS No. 123R will result in approximately $2,000 to $2,500 of increased compensation expense during the year ended December 31, 2006, as compared to the year ended December 31, 2005. The preceding estimate assumes an equal number of shares issuable pursuant to share-based awards granted during 2006 as compared to 2005, and assumes the aggregate fair value for share-based awards granted during April through December of 2006 equals the aggregate fair value for share-based awards granted during comparable period in 2005.
     Net Loss Per Share
          Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the sum of weighted-average number of common shares outstanding for the period and the number of additional shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares are excluded from the calculation of diluted net loss per share if the effect on net loss per share is antidilutive. Our diluted net loss per share is equal to basic net loss per share for all reporting periods presented because giving effect in the computation of diluted net loss per share to the exercise of outstanding stock options or settlement of RSUs would have been antidilutive.
     Comprehensive Loss
          Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes changes to equity that are not included in net income (loss), except for changes resulting from investments by, and distributions

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
to, stockholders. Our comprehensive loss for the three months ended March 31, 2006 and 2005 was comprised only of our net loss, and was $7,785 and $11,267, respectively.
     Fair Value of Financial Instruments
          The fair value of financial instruments is the amount for which instruments could be exchanged in a current transaction between willing parties. As of March 31, 2006, the carrying values of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and accrued compensation equaled or approximated their respective fair values because of the short duration of these instruments. The fair value of our debt and capital lease obligations was estimated by discounting the future cash flows of each instrument at rates recently offered to us for similar debt instruments offered by our lenders. As of March 31, 2006, the fair and carrying values of our debt and capital lease obligations were $13,865 and $13,828, respectively.
     Recent Accounting Pronouncement
          In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle, and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 became effective for accounting changes and corrections of errors made by us after January 1, 2006. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of SFAS No. 154 did not have any impact on our financial statements.
     Reclassification
          Certain prior year amounts have been reclassified to conform to current year presentation.

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
4. Supplemental Disclosure of Cash Flow Information
          The following table contains additional cash flow information for the periods reported:

	Three months ended March 31,
	2006	2005
Supplemental disclosure of cash flow information:
Cash paid for interest	$309	$328

Non-cash investing activity:
Increase (decrease) in property and equipment included in accounts payable and accrued expenses	$(108)	$7

Non-cash financing activity:
Conversion of liability-classified award to equity classified award upon grant of restricted stock units (see Note 11)	$129	$382

5. Prepaid Expenses and Other Current Assets
          Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2006	2005
Prepaid insurance	$612	$96
Prepaid maintenance agreements	291	276
Prepaid clinical and preclinical studies	66	141
Other prepaid expenses	259	205
Other current assets	169	174

	$1,397	$892

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
6. Property and Equipment
          Property and equipment consisted of the following:

	March 31,	December 31,
	2006	2005
Building, facility improvements, and land	$19,486	$19,486
Laboratory, manufacturing, and office equipment	9,659	9,606

	29,145	29,092
Less accumulated depreciation and amortization	(4,730)	(4,384)

	$24,415	$24,708

          We have granted a first mortgage to our bank (see Note 8) on the land and building where our present headquarters are located (the Witmer Road facility), as well as a security interest of first priority on certain improvements, certain equipment, and other tangible personal property. We have commenced efforts to dispose of the Witmer Road facility, the carrying value of which is included in building, facility improvements, and land in the above table. We will reclassify the carrying value of the Witmer Road facility to assets held for sale upon meeting all of the criteria required for classifying such assets as assets held for sale.
          Laboratory, manufacturing, and office equipment as of each of March 31, 2006 and December 31, 2005 included $530 of assets acquired under capital leases. Accumulated depreciation and amortization as of March 31, 2006 and December 31, 2005 included $325 and $293, respectively, related to assets acquired under capital leases. Depreciation expense, which includes amortization of assets acquired under capital leases, was $352 and $1,373 for the three months ended March 31, 2006 and 2005, respectively.
7. Intangible and Other Assets
          Intangible and other assets consisted of the following:

	March 31,	December 31,
	2006	2005
Acquired intellectual property, net of accumulated amortization of $3,985 and $3,836 as of March 31, 2006 and December 31, 2005, respectively	$565	$714

Deferred financing costs, net of accumulated amortization of $41 and $36 as of March 31, 2006 and December 31, 2005, respectively	140	145

Receivable from related party	29	29

Deposits	61	61

	$795	$949

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
8. Debt and Capital Lease Obligations
          Debt and capital lease obligations consisted of the following:

	March 31,	December 31,
	2006	2005
Term loan from bank	$6,889	$7,111
Industrial development authority bond	1,000	1,000
Term loan from landlord (unsecured), annual interest at 13.00%, due June 2008	907	997
Notes payable to equipment lender, secured by equipment and facility improvements, interest rates from 8.09% to 9.44%, due 2006 to 2009	4,347	5,075
Note payable, secured by insurance policies, annual interest at 5.40%, due November 2006	481	—

Subtotal	13,624	14,183
Capital lease obligations	204	271

Total debt and capital lease obligations	13,828	14,454
Less note payable, secured by insurance policies	(481)	—
Less current portion of long-term debt	(3,692)	(4,031)

Total long-term debt and capital lease obligations, net of current portion	$9,655	$10,423

     Term Loan from Bank and Industrial Development Authority Bond
          During 2004, we and a bank entered into agreements under which the bank acquired and reissued the $1,000 outstanding of our tax-exempt Industrial Development Authority bond. In addition, we borrowed $8,000 from the bank. As of March 31, 2006, we owed the bank $7,889.
          Under our agreements with the bank, if the bank determines a material adverse change has occurred in our business, financial condition, results of operations, or business prospects, the bank in its sole discretion may declare at any time an event of default, of which one potential outcome could be the accelerated repayment of the outstanding term loan and bond balances, which totaled $7,889 as of March 31, 2006. To provide security for these borrowings, we granted a first mortgage to our bank on the land and building where our present headquarters are located (the Witmer Road facility), as well as a security interest of first priority on certain improvements, certain equipment, and other tangible personal property. We have commenced efforts to dispose of the Witmer Road facility. If we dispose of the Witmer Road facility, we will be required to repay the outstanding balance to the bank, whether or not the proceeds from the disposition of the facility exceed the outstanding loan balance.

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
          In March 2006, we entered into amendments of our agreements with the bank. These amendments, effective March 1, 2006, lowered the minimum liquidity requirements, increased the interest rate applicable to the outstanding balance, and added a prepayment premium to be paid in the event we repay the loan earlier than as set forth in the agreements. Pursuant to the amendments, if we fail at any time to maintain a minimum required cash and short-term investments balance of at least $12,000, the bank has the option to require us to make a payment to reduce the combined outstanding balance of the term loan and bond to $6,000. If we fail at any time to maintain a minimum required cash and short-term investments balance of at least $10,000, the bank has the option to require us to make a payment to reduce the combined outstanding balance of the term loan and bond to $5,000. Finally, if we fail at any time to maintain a minimum required cash and short-term investments balance of at least $5,000, we will be considered to be in default of our agreements and the bank may take certain actions in relation to that default, including, but not limited to, requiring us to repay the combined outstanding balance of the term loan and bond.
          The agreements with our bank also contain covenants that, among other things, require us to obtain consent from the bank prior to paying dividends, making certain investments, changing the nature of our business, assuming or guaranteeing the indebtedness of another entity or individual, selling or otherwise disposing of a substantial portion of our assets, or merging or consolidating with another entity. Under our agreements with the bank, we agreed to limit our total outstanding debt to $22,000. As of March 31, 2006, our total outstanding debt was $13,828.
          The interest rate on the bond and bank debt varies quarterly, depending on 90-day LIBOR rates. At March 31, 2006, the 90-day LIBOR was 5.0%. We have the option each quarter to incur interest on the outstanding principal at the LIBOR-based variable interest rate or a fixed rate offered by our bank.
          Prior to March 1, 2006, interest accrued on the $8,000 term loan at an interest rate equal to the 90-day LIBOR plus 3.0%. In connection with the amendments described above, commencing on March 1, 2006 interest on the term loan began to accrue at an interest rate equal to the 90-day LIBOR plus 5.0%. During the three months ended March 31, 2006, the weighted-average annual interest rate for the term loan was 8.3%. We made quarterly, interest-only payments prior to March 31, 2005. Commencing on March 31, 2005, we began to make quarterly principal payments of $222 plus interest. We are required to make these quarterly payments through December 31, 2013.
          The Industrial Development Authority bond accrues interest at a rate equal to the 90-day LIBOR plus a percentage (the Applicable Margin) that is dependent upon the LIBOR amount at the beginning of each quarter. Prior to March 1, 2006, the Applicable Margin was defined as 1.5% when the LIBOR was less than 4.0%, 1.25% when the LIBOR was between 4.0% and 6.0%, inclusive, and 1.0% when the LIBOR exceeded 6.0%. In connection with the amendments described above, commencing on March 1, 2006 the Applicable Margin is defined as 3.5% when the LIBOR is less than 4.0%, 3.25% when the LIBOR is between 4.0% and 6.0%, inclusive, and

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
3.0% when the LIBOR exceeds 6.0%. During the three months ended March 31, 2006, the weighted-average annual interest rate for the bond was 6.5%. For the bond, we are making quarterly, interest-only payments through March 31, 2014, and will make a single repayment of principal on March 31, 2014.
     2006 Activity
          In March 2006, we borrowed $539 to finance insurance policy premiums due on certain insurance policies. The insurance policy premiums, net of amortization, are included in prepaid expenses and other current assets on our balance sheet at March 31, 2006 (see Note 5). We are required to pay $61 of principal and interest during each of the nine months beginning on March 15, 2006 and ending on November 15, 2006. The interest is calculated based on an annual percentage rate of 5.4%. To secure payment of the amounts financed, we granted the lender a security interest in all of our right, title and interest to the insurance policies. Upon a default by us, the lender can demand, and will have the right to receive from us, immediate payment of the total unpaid balance of the loan. In the event of default and the demand for immediate payment by the lender, interest will accrue on any unpaid amounts at the highest rate allowed by applicable law.
9. Accrued Expenses
          Accrued expenses consisted of the following:

	March 31,	December 31,
	2006	2005
Professional fees	$1,053	$1,346
Contract research and development services	1,039	650
Clinical and preclinical studies	196	183
Employee relocation	38	108
Restructuring charges (see Note 13)	2	87
Other expenses	279	323

	$2,607	$2,697

10. Stockholders’ Equity
          In February 2005, we sold 8,050 shares of our common stock at a public offering price of $4.00 per share, generating net proceeds of $30,006.

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
11. Equity Compensation Plans
     Equity Incentive Plans
          We have two equity incentive plans, under which a total of 7,374 shares of common stock have been authorized. In addition, we granted nonqualified stock options in 2002 outside of these plans to purchase 488 shares.
          The 2004 Equity Incentive Plan incorporates a predecessor plan. The following types of awards are available under the plan: incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and RSUs. All employees, non-employee directors, and consultants are eligible to receive awards under the plan.
          The plan allows us to grant restricted shares and RSUs with complete discretion as to: when grants are made; the consideration, if any, to be paid for restricted shares; and when the restrictions applicable to each restricted share and RSU will lapse. The plan also allows us to grant stock options and stock appreciation rights to eligible individuals, with complete discretion as to: when grants are made; the number of shares subject to vesting and the vesting schedule; the designation as either an incentive or a non-qualified stock option; the maximum term to remain outstanding, which term, for an incentive stock option, may not exceed ten years (and for an incentive stock option granted to a person who owns more than 10% of our voting power may not exceed five years); and the exercise price, which for a non-qualified stock option may not be less than 85% of the fair market value of the stock on the date of grant and for an incentive stock option must be at least 100% of the fair market value on the date of grant (unless the recipient owns more than 10% of our voting power, in which case the exercise price must be at least 110% of the fair market value on the date of grant).
          We normally issue new shares to satisfy stock option exercises and the settlement of shares pursuant to RSUs. A summary of stock option activity as of March 31, 2006, and for the three months then ended, is presented in the following table:

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)

				Weighted-
		Weighted-		average
		average	Aggregate	remaining
		exercise	intrinsic	contractual
	Shares	price	value	life (years)
Outstanding at January 1, 2006	4,995	$14.01
Granted	896	2.56
Exercised	—	—
Forfeited	(72)	4.64
Expired	(180)	11.04

Outstanding at March 31, 2006	5,639	$12.40	$349	6.8

Vested at March 31, 2006 and expected to vest	5,195	$13.09	$275	6.6

Exercisable at March 31, 2006	3,464	$16.70	$52	5.5

     Fair Value Disclosures
          We adopted SFAS No. 123R effective January 1, 2006. Prior to January 1, 2006, we applied the intrinsic value method of accounting for all stock-based employee compensation in accordance with APB No. 25 and related interpretations. We elected to use the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption and to awards not fully vested as of the date of adoption. Accordingly, prior periods have not been restated. For the three months ended March 31, 2006, we recorded $844 of compensation cost for share-based payment arrangements in our Statements of Operations, of which $742 related to stock options and $102 related to restricted stock units. The weighted-average fair value of stock options granted during the three months ended March 31, 2006 was $1.86. There were no stock options exercised during the three months ended March 31, 2006.
          The fair value of stock options is determined using the Black-Scholes valuation model, which is the same model we previously utilized for valuing stock options for footnote disclosures required under SFAS No. 123 as amended by SFAS No. 148. During the three months ended March 31, 2006, the fair value of each stock option award was determined as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	75%
Expected term (years)	6.3 – 7.6
Risk-free interest rate	4.5%
Expected dividend yield	0%

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
          Expected volatility is based solely on historical volatility of our common stock over the period commensurate with the expected term of the stock options. We rely solely on historical volatility because our traded options do not have sufficient trading activity to allow us to incorporate the mean historical implied volatility from traded options into our estimate of future volatility. The expected term calculation for stock options granted to directors and officers is based on the observed and expected time to post-vesting exercise and forfeitures of stock options by those individuals. The expected term calculation for stock options granted to all other individuals is based on the “simplified” method described in Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that we have never paid cash dividends on our common stock, and we have no present intention to pay cash dividends.
          The fair value of share-based awards is recognized as expense over the requisite service period, net of estimated forfeitures. Based on our historical experience of option pre-vesting cancellations, we have assumed an annualized forfeiture rate of 13% for our stock options. We have not assumed any expected forfeitures for RSUs because those awards have been granted to a small number of individuals. Under the provisions of SFAS No. 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated. We rely primarily on historical experience to estimate expected forfeitures.
          For all unvested awards outstanding as of December 31, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, is being recognized on an accelerated basis in the Statements of Operations over the remaining vesting period, consistent with our recognition policy under SFAS No. 123. For share-based awards granted subsequent to December 31, 2005, we have elected to recognize compensation expense in the Statements of Operations on a straight-line basis from the date of grant. Our deferred stock compensation balance of $6 as of December 31, 2005 was reclassified into additional paid-in capital upon the adoption of SFAS No. 123R.
          As of March 31, 2006, there was $3,055 of total unrecognized compensation cost, which includes the impact of expected forfeitures, related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.7 years.
          SFAS No. 123R requires us to present pro forma information for the comparative period prior to the adoption as if we had accounted for all our stock-based employee compensation under the fair value method of SFAS No. 123. The following table illustrates the effect on our net loss and basic and diluted net loss per share if we had recorded compensation expense for the estimated fair value of our stock-based employee compensation, consistent with SFAS No. 123:

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)

Three months
ended March 31,
2005
Net loss – as reported	$(11,267)

Add: Stock-based employee compensation expense included in reported net loss	301

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(1,141)

Net loss – pro forma	$(12,107)

Basic and diluted net loss per share – as reported	$(0.40)

Basic and diluted net loss per share – pro forma	$(0.43)

          During the three months ended March 31, 2005, the weighted-average fair values of the stock options granted under the stock option plans was $3.13 using the following assumptions:

Expected volatility	75%
Expected term (years)	6.2 – 8.5
Risk-free interest rate	4.0% - 4.2%
Expected dividend yield	0%
     Restricted Stock Units
          In March 2005, the Compensation Committee of our Board of Directors (Compensation Committee) modified our bonus program for 2004 for officers, adjusted salaries for officers to reduce cash payments, granted RSUs to officers, and decided to pay any 2005 bonuses for officers by the award of RSUs instead of cash. During the three months ended March 31, 2006, we recorded $102 of expense for these awards, of which $81 related to equity-classified awards. During the three months ended March 31, 2005, we recorded $292 of expense for these awards, of which $50 related to equity-classified awards. A summary of the status of RSUs as of March 31, 2006, and changes during the three months then ended, is presented in the following table:

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)

				Weighted-
		Weighted-		average
		average	Aggregate	remaining
		purchase	intrinsic	contractual
	Shares	price	value	life (years)
Outstanding at January 1, 2006	290	$—
Awarded	84	—
Settled	(3)	—
Forfeited	—	—

Outstanding at March 31, 2006	371	$—	$1,006	0.5

Vested at March 31, 2006 and expected to vest	371	$—	$1,006	0.5

          The number of shares and aggregate intrinsic value of the vested portion of RSUs outstanding at March 31, 2006 were 294 and $796, respectively. In accordance with the terms of the RSUs, vested awards will be settled in shares upon the earlier to occur of 18 months after the grant date or six months after the Grantee’s separation from service, subject to certain conditions.
          Modification of 2005 Bonus Awards for Officers
          Payment of 2005 bonuses for officers was made in January 2006 by the award of RSUs instead of cash in amounts determined by our Compensation Committee. The RSUs vest in four equal, quarterly installments following the date of grant. The grant date fair value of the awards was $192, which we are charging to operating expense in our Statements of Operations on a straight-line basis over the 25-month period from January 2005 to the last vesting date of the RSUs (January 2007). As a result, the accrued award value as of December 31, 2005 of $108 was included in accrued compensation on our Balance Sheets. The liability classification of these RSUs continued until the grant date, at which time the liability of $129 was reclassified to additional paid-in capital because the awards became equity-classified. During the three months ended March 31, 2006, we recorded $32 of expense related to these awards, of which $11 was recorded while the awards were equity-classified awards. During the three months ended March 31, 2005, we recorded $199 of expense related to these awards, all which was recorded while the awards were liability-classified awards.
          Adjustment of Officer Base Salaries
          In March 2005, the Compensation Committee reduced the base salary levels of all of the Company’s officers for the period from March 1, 2005 through February 28, 2006. The salary for each officer was 10% lower than his or her base salary on February 28, 2005. In connection with these reductions and the foregoing of merit increases, each officer was granted a one-time award of RSUs. The grant date fair value of the awards of $363 was to be charged to operating expenses

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
on a straight-line basis over the 12-month period from March 2005 through February 2006. Officers voluntarily terminating employment during 2005 from the Company, however, forfeited unvested RSUs with a fair value of $24. Of the remaining $339 of fair value, $302 was charged to operating expenses during 2005, which expense included $31 of previously unrecognized fair value relating to RSUs held by officers that separated from the Company in October 2005. During the three months ended March 31, 2006 and 2005, we recorded $37 and $29 of expense, respectively, related to these equity-classified awards.
          Modification of 2004 Bonus Awards for Officers
          In March 2005, the Compensation Committee decided that the 2004 bonus award to our Chief Executive Officer would be paid solely in RSUs instead of cash, and that 2004 bonus awards to other officers would be payable 50% in cash and 50% in RSUs. Except for RSUs with an immediate vesting provision that were granted to two officers who retired, the RSUs provided for vesting on the first anniversary of the grant, subject to the occurrence of certain events. The amount of the RSU portion of the 2004 bonus for the retired officers was $67, which we charged to general and administrative expenses on our Statement of Operations in 2004 because the RSUs were immediately vested. The amount of the RSU portion of the 2004 bonus for other officers was $588, which we charged to operating expenses in our Statements of Operations on a straight-line basis over the 26-month period from January 2004 to the vesting date of the RSUs (March 2006). As a result, at December 31, 2004, our accrued compensation included $339 related to these RSUs. The liability classification of these RSUs continued until the grant date, at which time the liability of $382 was reclassified to additional paid-in capital because the awards became equity-classified. During the three months ended March 31, 2006, we recorded $33 of expense related to these equity-classified awards. During the three months ended March 31, 2005, we recorded $64 of expense related to these awards, of which $21 was recorded while the awards were equity-classified awards.
12. Collaborative Agreements and Significant Customer Concentration
          Our revenues from collaborative agreements have historically been derived from a few major collaborators. Our collaborative agreements have had some or all of the following elements: upfront fees, research and development funding, milestone revenues, and royalties on product sales. During the three months ended March 31, 2006 and 2005, one customer accounted for 33% and 47%, respectively, of total revenues. Another customer accounted for 67% and 53% of our total revenues during the three months ended March 31, 2006 and 2005, respectively.
     Novo Nordisk A/S Agreements
          Our agreements with Novo Nordisk A/S provide for us to invoice Novo Nordisk before the beginning of each calendar quarter for the budgeted amount of our anticipated research and development activities during the quarter. Following the end of each quarter, we provide a statement to Novo Nordisk of the actual costs of our research and development activities for the

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
quarter, and we arrange with Novo Nordisk to have any difference either paid by one party to the other or reflected as an adjustment on the next scheduled invoice. As of December 31, 2005, our accounts receivable and current portion of deferred revenue each included $735 of budgeted costs relating to research and development activities we expected to complete during the first quarter of 2006. Because the expected activities to be completed during the second quarter of 2006 had not been finalized as of March 31, 2006, our accounts receivable and current portion of deferred revenue as of March 31, 2006 did not include the budgeted costs for those activities.
13. Restructuring
          In August 2005, we implemented a restructuring of operations to enable an enhanced focus on next-generation proteins, to allow for the anticipated transfer of production of proteins and reagents to our collaborative partners and contract manufacturers, and to reduce cash burn. Our net loss for the year ended December 31, 2005 included $14,206 of charges related to this restructuring, including $13,187 of non-cash property and equipment impairment charges, $867 of payments for employee severance costs, and $152 of payments for facility closure costs. Our research and development expenses for the three months ended March 31, 2006 include a credit of $17 to reflect our change in estimate of employee severance costs associated with the restructuring.
          The following table reflects the employee severance charges recorded and reversed, payments made, and liability remaining as of March 31, 2006. We expect to pay our remaining obligations by the third quarter of 2006. Our estimates of employee severance and facility closure costs have been made based upon our best estimate of the amounts and timing of certain future events included in the restructuring plan. It is possible that the actual outcome of certain events may differ from the estimates. Changes will be made to the restructuring accrual at the point that the differences become determinable.

	Employee	Facility
	severance	closure
	costs	costs	Total
Initial provision	$867	$152	$1,069

Cash payments	(841)	(91)	(932)

Balance as of December 31, 2005	26	61	87

Change in estimate	(17)	—	(17)

Cash payments	(7)	(61)	(68)

Balance as of March 31, 2006	$2	$—	$2

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
14. Commitments and Contingencies
          In connection with the restructuring announced in August 2005 (see Note 13), we committed to pay future cash retention bonuses to certain employees, contingent on their not voluntarily terminating their employment prior to the payment date, who were not given notice of termination in August 2005. In connection with this commitment, we paid retention bonuses of $388 in 2005, and we expect to pay an additional $313 of retention bonuses in the first half of 2006, of which $274 was included in accrued compensation on our Balance Sheets as of March 31, 2006. We also committed to these employees that, if they were involuntarily terminated in the future, the termination benefit offered would be no less favorable than offered to employees terminated in the August 2005 restructuring. As a result, accrued compensation on our Balance Sheet as of March 31, 2006 includes $327 related to these potential payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995:
          This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions that are not historical facts and that typically may be identified by use of terms such as “anticipate,” “believe,” “estimate,” “plan,” “may,” “expect,” “intend,” “could,” “potential,” and similar expressions, although some forward-looking statements are expressed differently. These forward-looking statements include, among others, the statements about our:
•	estimate that our existing cash and cash equivalents, expected revenue from collaborations and license agreements, and interest income should be sufficient to meet our operating and capital requirements at least through 2006;

•	expected losses;

•	expectations for future capital requirements;

•	expectations for operating expenses;

•	expectations for expenses for research and development, and general and administrative activities, in order to develop products, procure commercial quantities of reagents and products, and commercialize our technology;

•	expectations regarding the scope and expiration of patents;

•	expectations regarding the timing of preclinical activities, regulatory meetings and submissions, as well as the progression of clinical trials, for NE-180 and preclinical activities and the initiation of clinical trials for GlycoPEG-GCSF;

•	expectations for the development of long-acting versions of EPO and G-CSF, and subsequent proprietary drug candidates;

•	expectations as to the costs and benefits of our plans to dispose of our Witmer Road facility;

•	expectations regarding net cash utilization;

•	expectations for generating revenue; and

•	expectations regarding the timing and character of new or expanded collaborations and for the performance of our existing collaboration partners in connection with the development and commercialization of products incorporating our technologies.
          You should be aware that the forward-looking statements included in this report represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. Potential risks and uncertainties that could affect our actual results include the following:
•	our ability to obtain the funds necessary for our operations;

•	our ability to meet forecasted timelines due to internal or external causes;

•	our ability to satisfy the FDA’s request for additional information and to obtain clearance from the FDA to commence clinical trials for NE-180 in the U.S.;

•	our preclinical and clinical results for our products may not be favorable;

•	our ability to develop commercial-scale manufacturing processes for our products and reagents, either independently or in collaboration with others;

•	our ability to enter into and maintain collaborative arrangements;

•	our ability to obtain adequate sources of proteins and reagents either manufactured internally or sourced externally;

•	our ability to develop and commercialize products without infringing the patent or intellectual property rights of others;

•	our ability to expand and protect our intellectual property and to operate without infringing the rights of others;

•	our ability and our collaborators’ ability to develop and commercialize therapeutic proteins and our ability to commercialize our technologies;

•	our ability to attract and retain key personnel;

•	our ability to compete successfully in an intensely competitive field;

•	our ability to renovate our facilities as required for our operations; and

•	general economic conditions.
          These and other risks and uncertainties that could affect our actual results are discussed in this report and in our other filings with the Securities and Exchange Commission (SEC), particularly in Item 1A of Part I of our Annual Report on Form 10-K in the section entitled “Risk Factors.”
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
          You should read this section in combination with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2005, included in our Annual Report on Form 10-K for the year ended December 31, 2005 and in our 2005 Annual Report to Stockholders.
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
          Our proprietary drug development portfolio currently consists of two therapeutic protein candidates. GlycoPEG-EPO (NE-180) is a long-acting version of erythropoietin (EPO) produced in insect cells. EPO is prescribed to stimulate production of red blood cells, and is approved for sale in major markets around the world for treatment of chemotherapy-induced anemia and anemia associated with chronic renal failure. In February 2006, we initiated a Phase I clinical trial for NE-180 in a Western European country. We plan to commence a Phase II clinical trial in the fourth quarter of 2006. In the U.S., our Investigational New Drug application (IND) for NE-180 is currently on clinical hold with the U.S. Food and Drug Administration (FDA). The early clinical development of NE-180 may continue to be carried out entirely in Europe. Our second proprietary protein, GlycoPEG-GCSF, is a long-acting version of granulocyte colony stimulating factor (G-CSF) that we are co-developing with BioGeneriX AG, a company of the ratiopharm Group. G-CSF is prescribed to stimulate production of neutrophils (a type of white blood cell) and is approved for sale in major markets around the world for treatment of neutropenia associated with myelosuppressive chemotherapy. BioGeneriX expects to initiate a Phase I clinical trial during mid-2006 in a Western European country. In 2004, the EPO and G-CSF drug categories had aggregate worldwide sales of approximately $10.6 billion and $3.3 billion, respectively.
          In connection with a restructuring of operations that we implemented in August 2005, we have commenced efforts to dispose of our Witmer Road facility, which we own subject to mortgages supporting our term loan and industrial development authority bond. If we dispose of the Witmer Road facility, we will be required to repay the outstanding balance of the term loan and Industrial Development Authority bond, whether or not the proceeds from the disposition of the facility exceed the outstanding term loan and bond balances, which totaled $7.9 million as of March 31, 2006. Under the term loan and bond agreements, which were amended in March 2006, if we fail at any time to maintain a minimum required cash and short-term investments balance of at least $12.0 million, the bank has the option to require us to make a payment to reduce the combined outstanding balance of the term loan and bond to $6.0 million. If we fail at any time to maintain a minimum required cash and short-term investments balance of at least $10.0 million, the bank has the option to require us to make a payment to reduce the combined outstanding balance of the term loan and bond to $5.0 million. Finally, if we fail at any time to maintain a minimum required cash and short-term investments balance of at least $5.0 million, we will be considered to be in default of our agreements and the bank may take certain actions in relation to that default, including, but not limited to, requiring us to repay the combined outstanding balance of the term loan and bond. See “Financing Activities – Debt Financing Activities – Term Loan from Bank and Industrial Development Authority Bond” in the Liquidity and Capital Resources section of this Form 10-Q for a description of the material features of this borrowing.
          We have incurred operating losses each year since our inception. As of March 31, 2006, we had an accumulated deficit of $247.0 million. We expect additional losses in 2006 and over the next several years as we continue product research and development efforts and expand our intellectual property portfolio. We have financed our operations through private and public offerings of equity securities, proceeds from debt financings, and revenues from our collaborative agreements.
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
Liquidity and Capital Resources
     Overview
          We had $30.2 million in cash and cash equivalents as of March 31, 2006, compared to $37.7 million in cash and cash equivalents as of December 31, 2005. The decrease was due to continued funding of our operating activities, capital expenditures, and debt repayments. We anticipate average quarterly spending during 2006 of approximately $8.0 million to $8.5 million to fund our operating activities, capital expenditures, and debt repayments, without giving effect to the impact of entering into any new collaborative agreements or disposing of our current headquarters and manufacturing facility.
          We believe that our existing cash and cash equivalents, expected revenue from collaborations and license arrangements, and interest income should be sufficient to meet our operating and capital requirements at least through 2006. We expect an additional several years to elapse before we generate sufficient cash flow from operations to fund our operating and investing requirements. Accordingly, we will need to raise substantial additional funds to avoid violating the debt covenant described above and to fund our operations until we are generating sufficient cash flow from operations. We plan to raise additional capital through private and public offerings of equity securities, proceeds from debt financings, and revenues from existing and future collaborative agreements. If we are unable to raise additional capital when required, we may need to delay, scale back, or eliminate some of our research and development programs.
          Because our revenues for the remainder of 2006 could be substantially affected by entering into new collaborations and on the financial terms of any new collaborations, we cannot estimate our 2006 revenues. Other than revenues from our collaborations with Novo Nordisk and BioGeneriX, and any future collaborations with others, we do not expect to generate significant revenues until such time as products using our technologies are commercialized, which is not expected during the next several years.
     Operating Activities
          Net cash used in operating activities was $6.8 million and $10.0 million for the three months ended March 31, 2006 and 2005, respectively. Our net loss for the three months ended March 31, 2006 and 2005 was $7.8 million and $11.3 million, respectively. This reduction in overall operating losses resulted in lower cash requirements to fund our research and development activities.

     Investing Activities
          During the three months ended March 31, 2006 and 2005, we invested $0.2 million and $0.5 million, respectively, in property and equipment. We anticipate additional capital expenditures during the remainder of 2006 of approximately $1.0 million, excluding the cost of any leasehold improvements we need in order to accomplish a consolidation of our research, development and administrative operations upon the disposition of our Witmer Road facility. We may finance some or all of these capital expenditures through capital leases or the issuance of new debt or equity, to the extent that we are allowed to do so under our existing bank covenants. The terms of new debt could require us to maintain a minimum cash and investments balance, or to transfer cash into an escrow account to collateralize some portion of the debt, or both.
     Financing Activities
          Equity Financing Activities
          In February 2005, we offered and sold 8.1 million shares of our common stock at a public offering price of $4.00 per share, generating net proceeds of $30.0 million.
          Debt Financing Activities
          Our total debt decreased to $13.8 million at March 31, 2006, compared to $14.5 million at December 31, 2005. This decrease primarily resulted from debt principal repayments of $1.2 million, partially offset by $0.5 million in proceeds from the issuance of debt.
Note Payable Secured by Insurance Policies
          In March 2006, we borrowed $0.5 million to finance the insurance policy premiums due on certain insurance policies. As of March 31, 2006, the outstanding principal balance under this agreement was $0.5 million. We are required to pay $61,000 of principal and interest during each of the nine months beginning on March 15, 2006 and ending on November 15, 2006. The interest is calculated based on an annual percentage rate of 5.4%. To secure payment of the amounts financed, we granted the lender a security interest in all of our right, title and interest to the insurance policies. Upon a default by us, the lender can demand, and will have the right to receive, immediate payment of the total unpaid balance of the loan. In the event of default and the demand for immediate payment by the lender, interest will accrue on any unpaid amounts at the highest rate allowed by applicable law.
Term Loan from Bank and Industrial Development Authority Bond
          During 2004, we and a bank entered into agreements under which the bank acquired and reissued the $1.0 million outstanding of our tax-exempt Industrial Development Authority bond. In addition, we borrowed $8.0 million from the bank. As of March 31, 2006, we owed the bank $7.9 million.
          Under our agreements with the bank, if the bank determines a material adverse change has occurred in our business, financial condition, results of operations, or business prospects, the bank in its sole discretion may declare at any time an event of default, of which one potential outcome could be the accelerated repayment of the combined outstanding balance of the term loan and bond, which totaled $7.9 million as of March 31, 2006. To provide security for these borrowings, we granted a first mortgage to our bank on the land and building where our present headquarters are located, as well as a security interest of first priority on certain improvements, certain equipment, and other tangible personal property (collectively, the Witmer Road facility). We have commenced efforts to dispose of the Witmer Road facility. If we dispose of the Witmer Road facility, we will be required to repay the outstanding balance to the bank, whether or not the proceeds from the disposition of the facility exceed the outstanding loan balance.
          In March 2006, we entered into amendments of our agreements with the bank. These amendments, effective March 1, 2006, lowered the minimum liquidity requirements, increased the interest rate applicable to the outstanding balance, and added a prepayment premium to be paid in the event we repay the loan earlier than as set forth in the agreements. Pursuant to the amendments, if we fail at any time to maintain a minimum required cash and short-term investments balance of at least $12.0 million, the bank has the option to require us to make a payment to reduce the combined outstanding balance of the term loan and bond to $6.0 million. If we fail at any time to maintain a minimum required cash and short-term investments balance of at least $10.0 million, the bank has the option to require us to make a payment to reduce the combined outstanding balance of the term loan and bond to $5.0 million. Finally, if we fail at any time to maintain a minimum required cash and short-term investments balance of at least $5.0 million we will be considered to be in default of our agreements and the bank may take certain actions in relation to that default, including, but not limited to, requiring us to repay the combined outstanding balance of the term loan and bond.
          The agreements with our bank also contain covenants that, among other things, require us to obtain consent from the bank prior to paying dividends, making certain investments, changing the nature of our business, assuming or guaranteeing the indebtedness of another entity or individual, selling or otherwise disposing of a substantial portion of our assets, and merging or consolidating with another entity. Under our agreements with the bank, we agreed to limit our total outstanding debt to $22.0 million. As of March 31, 2006, our total outstanding debt was $13.8 million.
          The interest rates on both the term loan and bond vary quarterly, depending on 90-day LIBOR rates. At March 31, 2006, the 90-day LIBOR was 5.0%. We have the option each quarter to incur interest on the outstanding principal at the LIBOR-based variable interest rate or a fixed rate offered by our bank.
          Prior to March 1, 2006, interest accrued on the $8.0 million term loan at an interest rate equal to the 90-day LIBOR plus 3.0%. In connection with the amendments described above, commencing on March 1, 2006 interest on the term loan began to accrue at an interest rate equal to the 90-day LIBOR plus 5.0%. During the three months ended March 31, 2006, the weighted-average annual interest rate for the term loan was 8.3%. We made quarterly, interest-only payments prior to March 31, 2005. Commencing on March 31, 2005, we began to make quarterly principal payments of $0.2 million plus interest. We are required to make these quarterly payments through December 31, 2013.
          The Industrial Development Authority bond accrues interest at a rate equal to the 90-day LIBOR plus a percentage (the Applicable Margin) that is dependent upon the LIBOR amount at the beginning of each quarter. Prior to March 1, 2006, the Applicable Margin was defined as 1.5% when the LIBOR was less than 4.0%, 1.25% when the LIBOR was between 4.0% and 6.0%, inclusive, and 1.0% when the LIBOR exceeded 6.0%. In connection with the amendments described above, commencing on March 1, 2006 the Applicable Margin is defined as 3.5% when the LIBOR is less than 4.0%, 3.25% when the LIBOR is between 4.0% and 6.0%, inclusive, and 3.0% when the LIBOR exceeds 6.0%. During the three months ended March 31, 2006, the weighted-average annual interest rate for the bond was 6.5%. For the bond, we are making quarterly, interest-only payments through March 31, 2014, and will make a single repayment of principal on March 31, 2014.
Term Loan from Landlord
          In May 2004, we borrowed $1.5 million from the landlord of our leased facilities in Horsham, Pennsylvania. As of March 31, 2006, the outstanding principal balance under this agreement was $0.9 million. The terms of the financing require us to pay monthly principal and interest payments over 48 months at an interest rate of 13%. During the twelve months ending March 31, 2007, we will be required to make principal and interest payments totaling $0.5 million under this agreement.
Equipment Loans
          As of March 31, 2006, we owe $4.3 million to an equipment lender that financed the purchase of certain equipment and facility improvements, which collateralize the amounts borrowed. The terms of the financings require us to make monthly principal and interest payments through August 2009 at interest rates ranging from 8.09% to 9.44%. During the twelve months ending March 31, 2007, we will make principal and interest payments totaling $2.6 million under these agreements. If we dispose of our Witmer Road facility, we will be required to repay some of the outstanding balance to the equipment lender.
Capital Lease Obligations
          The terms of our capital leases require us to make monthly payments through February 2009. As of March 31, 2006, the present value of aggregate minimum lease payments under these agreements was $0.2 million. Under these agreements, we will be required to make lease payments totaling $0.1 million during the twelve months ending March 31, 2007.
     Operating Leases
          We lease laboratory, office, warehouse facilities, and equipment under operating lease agreements. In April 2001, we entered into a lease agreement for approximately 10,000 square feet of laboratory and office space in San Diego, California. As part of the restructuring announced in August 2005, we centralized research activities in Horsham, Pennsylvania by ending operations in our leased facility in San Diego, California. The initial term of the San Diego lease ended on March 31, 2006, at which time we terminated the lease.
          We lease approximately 5,000 square feet of office and warehouse space in Horsham, Pennsylvania under a lease agreement that expires April 2007. In February 2002, we entered into a lease agreement for approximately 40,000 square feet of laboratory and office space in another nearby building in Horsham, Pennsylvania. The initial term of this lease ends in July 2022, at which time we have an option to extend the lease for an additional five years, followed by another option to extend the lease for an additional four and one-half years. Both of these leases contain escalation clauses, under which the base rent increases annually by 2%.
Summary of Contractual Obligations
          A summary of our obligations to make future payments under contracts existing as of December 31, 2005 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2005. The Liquidity and Capital Resources section of this Form 10-Q describes obligations from any material contracts entered into during the three months ended March 31, 2006.
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
Critical Accounting Policies and Estimates
          A discussion of our critical accounting policies and estimates is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2005. Except as described below, there have not been any changes or additions to our critical accounting policies during the three months ended March 31, 2006.
     Stock-based Compensation
          We adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), effective January 1, 2006. SFAS No. 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values at the date of grant. Prior to January 1, 2006, we followed Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations in accounting for our stock compensation. We elected to use the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption and to awards not fully vested as of the date of adoption. Accordingly, prior periods have not been restated.
          The fair value of stock options is determined using the Black-Scholes option-pricing model, which is the same model we previously utilized for valuing stock options for footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. The fair value result obtained from the Black-Scholes option-pricing model is significantly impacted by our estimate of the future volatility of our stock price and the expected term of each stock option.
          We base our estimate of expected volatility solely on the historical volatility of our common stock over the period commensurate with the expected term of the stock options. We rely on historical volatility only because our traded options do not have sufficient trading activity to allow us to incorporate the mean historical implied volatility from traded options into our estimate of future volatility. The expected term calculation for stock options granted to directors and officers is based on the observed and expected time to post-vesting exercise and forfeitures of stock options by those individuals. The expected term calculation for stock options granted to all other individuals is based on the “simplified” method described in Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that we have never paid cash dividends on our common stock, and we have no present intention to pay cash dividends.
          The fair value of share-based awards is recognized as expense over the service period, net of estimated forfeitures. We rely primarily on historical experience to estimate expected forfeitures for stock options. Under the provisions of SFAS No. 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.
          For all unvested awards outstanding as of December 31, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on an accelerated basis in the Statements of Operations over the remaining vesting period, consistent with our recognition policy under SFAS No. 123. For share-based awards granted subsequent to December 31, 2005, we have elected to recognize compensation expense in the Statements of Operations on a straight-line basis from the date of grant.
Results of Operations
          We recorded a net loss of $7.8 million and $11.3 million for the three months ended March 31, 2006 and 2005, respectively. The following sections explain the changes between the reporting periods in each component of net loss.
          We recorded $0.8 million of compensation cost, which is included in research and development and general and administrative expenses in our Statements of Operations, during the three months ended March 31, 2006 primarily due to the adoption of SFAS No. 123R in January 2006.
          Based on the awards outstanding at January 1, 2006, actual awards granted during the first quarter of 2006, and an estimate of awards to be granted during the balance of 2006, we estimate that the adoption of SFAS No. 123R will result in approximately $2.0 million to $2.5 million of increased stock-based compensation expense during the year ended December 31, 2006, as compared to the year ended December 31, 2005. The preceding estimate assumes an equal number of shares issuable pursuant to stock options granted during 2006 as compared to 2005, and assumes the aggregate fair value for share-based awards granted during April through

December of 2006 equals the aggregate fair value for all share-based awards granted during 2005.
          As of March 31, 2006, there was $3.1 million of total unrecognized compensation cost, which includes the impact of expected forfeitures, related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.7 years.
     Revenue from Collaborative Agreements
          Revenue from collaborative agreements for the three months ended March 31, 2006 and 2005 was $2.4 million and $1.3 million, respectively. The increase in revenues was due to increased revenues under our collaborations with Novo Nordisk. Our revenue from collaborative agreements has historically been derived from a few major collaborators. Our collaborative agreements have had some or all of the following elements: upfront fees, research and development funding, milestone revenues, and royalties on product sales.
          During the three months ended March 31, 2006 and 2005, one customer accounted for 67% and 53%, respectively, of total revenues. During the three months ended March 31, 2006 and 2005, a second customer accounted for 33% and 47%, respectively, of total revenues.
          Because our remaining 2006 revenues could be substantially affected by entering into new collaborations and by the financial terms of any new collaborations, we cannot estimate our remaining 2006 revenues. Material cash inflows from proprietary drug development projects are highly uncertain, and we cannot reasonably estimate the period in which we will begin to receive material net cash inflows from our major research and development projects. Cash inflows from products in development are dependent on several factors, including entering into collaborative agreements, the achievement of certain milestones, and regulatory approvals. We may not receive milestone payments from any existing or future collaborations if a product in development fails to meet technical or performance targets or fails to obtain the required regulatory approvals. Further, our revenues from collaborations will be affected by the levels of effort committed and made by our collaborative partners. Even if we achieve technical success in developing drug candidates, our collaborative partners may discontinue development, may not devote the resources necessary to complete development and commence marketing of these products, or they may not successfully market potential products.
     Research and Development Expense
          Our current research and development projects are divided between two categories: (i) GlycoAdvance and GlycoPEGylation and (ii) Other Glycotechnology Programs, which includes projects investigating other applications of our intellectual property. The following chart sets forth our projects in each of these categories and the stage to which each has been developed:

	Development Stage	Status
GlycoAdvance and GlycoPEGylation

NE-180	Phase I	Active
GlycoPEG-GCSF	Preclinical	Active
Other protein projects	Preclinical/Research	Active

Other Glycotechnology Programs

Non-protein therapeutic applications	Research	Active
          The process of bringing drugs from the preclinical research and development stage through Phase I, Phase II, and Phase III clinical trials to FDA approval is time consuming and expensive. Because our announced product candidates are currently in the early clinical and preclinical stages and there are a variety of potential intermediate clinical and non-clinical outcomes that are inherent in drug development, we cannot reasonably estimate either the timing or costs we will incur to complete these research and development projects. In addition, the timing and costs to complete our research and development projects will be affected by the timing and structure of any collaboration agreements we may enter into with a third party, neither of which we can currently estimate.
          For each of our research and development projects, we incur both direct and indirect expenses. Direct expenses include salaries and other costs of personnel, raw materials, and supplies for each project. We may also incur third-party costs related to these projects, such as contract research, contract manufacturing, consulting, and clinical and preclinical development costs. Indirect expenses include depreciation expense and the costs of operating and maintaining our facilities, property, and equipment, to the extent used for our research and development projects, as well as the costs of general management of our research and development projects.
          Our research and development expenses for the three months ended March 31, 2006 and 2005 were $7.3 million and $9.6 million, respectively. Research and development expenses for the 2006 period included $0.3 million of stock-based compensation expense primarily due to the adoption of SFAS No. 123R. The decrease in research and development expenses during the 2006 period as compared to the 2005 period was primarily due to lower payroll and operational costs resulting from our August 2005 restructuring. The reduction in expenses related to the restructuring was partially offset by clinical study costs associated with the initiation in February 2006 of the Phase I study of NE-180 in a Western European country. The following table illustrates research and development expenses incurred during the three months ended March 31, 2006 and 2005 for our significant groups of research and development projects (in thousands):

	Three months ended
	March 31,
	2006	2005
GlycoAdvance and GlycoPEGylation	$4,246	$5,149

Other Glycotechnology Programs	152	132

Indirect Expenses	2,913	4,344

	$7,311	$9,625

          GlycoAdvance and GlycoPEGylation
          Our GlycoAdvance and GlycoPEGylation expenses result primarily from development activities, including process development, preclinical development and clinical development, associated with our proprietary drug development programs. These expenses decreased during the first quarter of 2006 due to lower payroll and operational costs resulting from our August 2005 restructuring.
          Other Glycotechnology Programs
          Research and development expenses related to our Other Glycotechnology Programs increased slightly during the first quarter of 2006 compared to the first quarter of 2005 due to increased supplies and consulting expenses for early stage research.
          Indirect Expenses
          Our indirect research and development expenses decreased during the first quarter of 2006 period, compared to the first quarter of 2005, primarily due to a decreased depreciation, facilities, and payroll costs as a result of our August 2005 restructuring.
     General and Administrative Expense
          General and administrative expenses for the three months ended March 31, 2006 decreased to $2.9 million from $3.0 million for the comparable 2005 period. General and administrative expenses for the 2006 period included $0.5 million of stock-based compensation expense primarily due to the adoption of SFAS No. 123R. The decrease for the 2006 period was primarily due to lower consulting expenses and legal fees associated with intellectual property.
     Other Income and Expense
          Other income for the three months ended March 31, 2005 was $22,000, and related to payments received during the first quarter of 2005 in excess of the carrying value of accounts receivable due to currency fluctuations. We had no other income during the three months ended March 31, 2006.
          Interest income for the three months ended March 31, 2006 and 2005 was $366,000 and $304,000, respectively. The increase during the 2006 period compared to the 2005 period was primarily due to higher interest rates during the 2006 period. Our interest income during the remainder of 2006 is difficult to project, and will depend largely on prevailing interest rates and whether we receive cash from entering into any new collaborative agreements or by completing any additional equity or debt financings during the year.
          Interest expense for the three months ended March 31, 2006 and 2005 was $308,000 and $338,000, respectively. Lower average debt balances in the 2006 period compared to the 2005 period were partially offset by higher interest rates during the 2006 period on our variable rate debt. Our interest expense during the remainder of 2006 is difficult to project and will depend largely on prevailing interest rates and whether we enter into any new debt agreements. See “Financing Activities – Debt Financing Activities” in the Liquidity and Capital Resources section of this Form 10-Q for a description of the material features of our debt financings.
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures
          We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such phrase is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2006. Based on that evaluation, our management concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, as amended is recorded, processed, summarized and reported as specified in SEC rules and forms. There were no changes during our last fiscal quarter in these controls or procedures identified in connection with the evaluation, or in other factors that have materially affected, or are reasonable likely to materially affect, these controls or procedures.
     Changes in internal controls over financial reporting
          There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6. Exhibits

10.1*	Amendment No. 2 to the Credit Agreement by and between Neose Technologies, Inc. and Brown Brothers Harriman & Co. dated March 1, 2006.

10.2	Premium Finance Agreement, Disclosure Statement and Security Agreement by and between Neose Technologies, Inc. and AICCO, Inc. dated March 9, 2006.

10.3	Omnibus Amendment No. 1 to Loan Documents by and between Neose Technologies, Inc. and Brown Brothers Harriman & Co. dated March 10, 2006.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an Exhibit to out Current Report on Form 8-K filed with the SEC on March 3, 2006.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOSE TECHNOLOGIES, INC.
Date: May 4, 2006	By:	/s/ A. Brian Davis
A. Brian Davis
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

Exhibit Index

Exhibit	Description
10.1*	Amendment No. 2 to the Credit Agreement by and between Neose Technologies, Inc. and Brown Brothers Harriman & Co. dated March 1, 2006.

10.2	Premium Finance Agreement, Disclosure Statement and Security Agreement by and between Neose Technologies, Inc. and AICCO, Inc. dated March 9, 2006.

10.3	Omnibus Amendment No. 1 to Loan Documents by and between Neose Technologies, Inc. and Brown Brothers Harriman & Co. dated March 10, 2006.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an Exhibit to out Current Report on Form 8-K filed with the SEC on March 3, 2006.