Form 10-Q
period 2006-06-30
NEOSE TECHNOLOGIES INC
filed 2006-08-09
CIK 877902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006.
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
Yes ☐          No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,829,620 shares of common stock, $.01 par value, were outstanding as of August 1, 2006.

NEOSE TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Neose Technologies, Inc.
Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	June 30,	December 31,
	2006	2005
Assets
Current assets:

Cash and cash equivalents	$21,351	$37,738
Accounts receivable	3	1,076
Prepaid expenses and other current assets	1,727	892

Total current assets	23,081	39,706
Property and equipment, net	24,098	24,708
Intangible and other assets, net	609	949

Total assets	$47,788	$65,363

Liabilities and Stockholders’ Equity

Current liabilities:
Note payable	$302	$—
Current portion of long-term debt and capital lease obligations	3,425	4,031
Accounts payable	873	722
Accrued compensation	1,464	1,618
Accrued expenses	2,631	2,697
Deferred revenue	745	1,527

Total current liabilities	9,440	10,595

Long-term debt and capital lease obligations, net of current portion	8,889	10,423
Deferred revenue, net of current portion	3,529	3,765
Other liabilities	487	463

Total liabilities	22,345	25,246

Commitments and contingencies (Note 14)

Stockholders’ equity:

Common stock, par value $.01 per share, 75,000 and 50,000 shares authorized; 32,829 and 32,782 shares issued and outstanding	328	328
Additional paid-in capital	280,567	279,015
Deferred compensation	—	(6)
Accumulated deficit	(255,452)	(239,220)

Total stockholders’ equity	25,443	40,117

Total liabilities and stockholders’ equity	$47,788	$65,363

     The accompanying notes are an integral part of these financial statements.

Neose Technologies, Inc.
Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue from collaborative agreements	$1,715	$1,420	$4,111	$2,768

Operating expenses:
Research and development	7,051	8,987	14,362	18,612
General and administrative	3,094	2,806	6,022	5,784

Total operating expenses	10,145	11,793	20,384	24,396

Operating loss	(8,430)	(10,373)	(16,273)	(21,628)

Other income	—	—	—	22

Interest income	308	419	674	723

Interest expense	(325)	(331)	(633)	(669)

Net loss	$(8,447)	$(10,285)	$(16,232)	$(21,552)

Basic and diluted net loss per share	$(0.26)	$(0.31)	$(0.49)	$(0.71)

Weighted-average shares outstanding used in computing basic and diluted net loss per share	32,804	32,782	32,794	30,378

The accompanying notes are an integral part of these financial statements.

Neose Technologies, Inc.
Statements of Cash Flows
(unaudited)
(in thousands)

	Six months ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(16,232)	$(21,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,024	3,100
Non-cash compensation expense	1,463	324
Loss (gain) on disposition of property and equipment	5	(21)
Changes in operating assets and liabilities:
Accounts receivable	1,073	1,326
Prepaid expenses and other current assets	(827)	(389)
Accounts payable	219	(721)
Accrued compensation	(25)	(236)
Accrued expenses	(56)	(180)
Deferred revenue	(1,018)	(332)
Other liabilities	24	(31)

Net cash used in operating activities	(14,350)	(18,712)

Cash flows from investing activities:
Purchases of property and equipment	(188)	(656)
Proceeds from sale of assets held for sale	15	70
Purchases of marketable securities	—	(9,845)

Net cash used in investing activities	(173)	(10,431)

Cash flows from financing activities:
Proceeds from issuance of debt	539	701
Repayments of debt	(2,369)	(2,490)
Proceeds from issuance of common stock, net	9	30,092
Payment of withholding taxes related to restricted stock units	(43)	—

Net cash provided by (used in) financing activities	(1,864)	28,303

Net decrease in cash and cash equivalents	(16,387)	(840)

Cash and cash equivalents, beginning of period	37,738	45,048

Cash and cash equivalents, end of period	$21,351	$44,208

The accompanying notes are an integral part of these financial statements.

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
1. Organization and Business Activities
     Neose Technologies, Inc. is a clinical-stage biopharmaceutical company focused on the development of next-generation therapeutic proteins that are competitive with best-in-class protein drugs currently on the market. We believe that our core enzymatic technologies, GlycoAdvance® and GlycoPEGylation™, improve the drug properties of therapeutic proteins by building out, and attaching polyethylene glycol (PEG) to, carbohydrate structures on the proteins. We are using our technologies to develop proprietary versions of protein drugs with proven safety and efficacy and to improve the therapeutic profiles of proteins being developed by our partners. We expect these modified proteins to offer significant advantages, including less frequent dosing and possibly improved efficacy, over the original versions of the drugs now on the market, as well as to meet or exceed the pharmacokinetic profile of next-generation versions of the drugs now on the market. We believe this strategy of targeting drugs with proven safety and efficacy allows us to lower the risk profile of our proprietary development portfolio as compared to de novo protein drug development.
     We have incurred losses each year since inception. As of June 30, 2006, we had an accumulated deficit of $255,452. We expect to spend significant amounts to fund research and development on our proprietary drug candidates and technologies and our intellectual property position. Given our planned level of operating expenses, we expect to continue incurring losses for some time. We believe that our existing cash and cash equivalents, expected revenue from collaborations and license arrangements, and interest income should be sufficient to meet our operating and capital requirements at least through 2006, although changes in our collaborative relationships or our business, whether or not initiated by us, may cause us to deplete our cash and cash equivalents sooner than the above estimate. We will require significant amounts of additional capital in the future to fund our operations, and we do not have any assurance that funding will be available when we need it on terms that we find favorable, if at all. If we are unable to raise additional capital when required, we may need to delay, scale back, or eliminate some or all of our research and development programs.
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

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
2. Interim Financial Information
          The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for presentation of interim financial statements. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented. In our opinion, however, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. You should not base your estimate of our results of operations for 2006 solely on our results of operations for the six months ended June 30, 2006. You should read these unaudited financial statements in combination with the other Notes in this section; the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2 of this Form 10-Q; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
     Stock-based Compensation
          We adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), effective January 1, 2006. SFAS No. 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values at the date of grant. Prior to January 1, 2006, we followed Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations in accounting for our stock-based compensation. We elected to use the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption and to that portion of awards not fully vested as of the date of adoption. Accordingly, prior periods have not been restated.
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
          Based on the awards outstanding at December 31, 2005, actual awards granted during the first half of 2006, and an estimate of awards to be granted during the balance of 2006, we estimate that the adoption of SFAS No. 123R will result in approximately $2,500 of increased compensation expense during the year ending December 31, 2006, as compared to the year ended December 31, 2005. The preceding estimate assumes an equal number of shares issuable pursuant to share-based awards granted during 2006 as compared to 2005, and assumes the aggregate fair value for share-based awards granted during July through December of 2006 equals the aggregate fair value for share-based awards granted during the comparable period in 2005.
     Net Loss Per Share
          Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted-average number of common shares outstanding for the period and the number of additional shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares are excluded from the calculation of diluted net loss per share if the effect on net loss per share is antidilutive. Our diluted net loss per share is equal to basic net loss per share for all reporting periods presented because giving effect in the computation of diluted net loss per share to the exercise of outstanding stock options or settlement of RSUs would have been antidilutive.
     Comprehensive Loss
          Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes changes to equity that are not included in net income (loss), except for changes resulting from investments by, and

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
distributions to, stockholders. Our comprehensive loss for the three and six months ended June 30, 2006 was comprised only of our net loss, and was $8,447 and $16,232, respectively. Our comprehensive loss for the three and six months ended June 30, 2005 was comprised only of our net loss, and was $10,285 and $21,552, respectively.
     Fair Value of Financial Instruments
          The fair value of financial instruments is the amount for which instruments could be exchanged in a current transaction between willing parties. As of June 30, 2006, the carrying values of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and accrued compensation equaled or approximated their respective fair values because of the short duration of these instruments. The fair value of our debt and capital lease obligations was estimated by discounting the future cash flows of each instrument at rates recently offered to us for similar debt instruments offered by our lenders. As of June 30, 2006, the fair and carrying values of our debt and capital lease obligations were $12,657 and $12,616 respectively.
     Recent Accounting Pronouncements
          In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which is applicable for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have not completed an assessment of the potential impact to our financial statements resulting from the adoption of FIN 48.
          In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principles. SFAS No. 154 applies to all voluntary changes in accounting principle, and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 became effective for accounting changes and corrections of errors made by us after January 1, 2006. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of SFAS No. 154 did not have any impact on our financial statements.

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
     Reclassification
          Certain prior year amounts have been reclassified to conform to current year presentation.
4. Supplemental Disclosure of Cash Flow Information
          The following table contains additional cash flow information for the periods reported:

	Six months ended June 30,
	2006	2005
Supplemental disclosure of cash flow information:
Cash paid for interest	$634	$660

Non-cash investing activity:
Increase (decrease) in property and equipment included in accounts payable and accrued expenses	$(78)	$(38)

Non-cash financing activity:
Conversion of liability-classified award to equity-classified award upon grant of restricted stock units (see Note 11)	$129	$382

5. Prepaid Expenses and Other Current Assets
          Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2006	2005
Prepaid insurance	$436	$96
Prepaid maintenance agreements	300	276
Prepaid clinical and preclinical studies	510	141
Other prepaid expenses	355	205
Other current assets	126	174

	$1,727	$892

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
6. Property and Equipment
          Property and equipment consisted of the following:

	June 30,	December 31,
	2006	2005
Building, facility improvements, and land	$19,486	$19,486
Laboratory, manufacturing, and office equipment	9,705	9,606
	29,191	29,092
Less accumulated depreciation and amortization	(5,093)	(4,384)

	$24,098	$24,708

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
          Laboratory, manufacturing, and office equipment as of June 30, 2006 and December 31, 2005 included $476 and $530, respectively, of assets acquired under capital leases. Accumulated depreciation and amortization as of June 30, 2006 and December 31, 2005 included $357 and $293, respectively, related to assets acquired under capital leases. Depreciation expense, which includes amortization of assets acquired under capital leases, was $717 and $2,736 for the six months ended June 30, 2006 and 2005, respectively.
7. Intangible and Other Assets
          Intangible and other assets consisted of the following:

	June 30,	December 31,
	2006	2005
Acquired intellectual property, net of accumulated amortization of $4,134 and $3,836 as of June 30, 2006 and December 31, 2005, respectively	$416	$714

Deferred financing costs, net of accumulated amortization of $45 and $36 as of June 30, 2006 and December 31, 2005, respectively	136	145

Receivable from related party	—	29

Deposits	57	61

	$609	$949

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
8. Debt and Capital Lease Obligations
          Debt and capital lease obligations consisted of the following:

	June 30,	December 31,
	2006	2005
Term loan from bank	$6,667	$7,111
Industrial development authority bond	1,000	1,000
Term loan from landlord (unsecured), annual interest at 13.00%, due June 2008	815	997
Notes payable to equipment lender, secured by equipment and facility improvements, interest rates from 8.09% to 9.44%, due 2006 to 2009	3,676	5,075
Note payable, secured by insurance policies, annual interest at 5.40%, due November 2006	302	—

Subtotal	12,460	14,183
Capital lease obligations	156	271

Total debt and capital lease obligations	12,616	14,454
Less note payable, secured by insurance policies	(302)	—
Less current portion of long-term debt	(3,425)	(4,031)

Total long-term debt and capital lease obligations, net of current portion	$8,889	$10,423

     Term Loan from Bank and Industrial Development Authority Bond
          During 2004, we and a bank entered into agreements under which the bank acquired and reissued the $1,000 outstanding of our tax-exempt Industrial Development Authority bond. In addition, we borrowed $8,000 from the bank. As of June 30, 2006, we owed the bank $7,667.
          Under our agreements with the bank, if the bank determines a material adverse change has occurred in our business, financial condition, results of operations, or business prospects, the bank in its sole discretion may declare at any time an event of default, of which one potential outcome could be the accelerated repayment of the outstanding term loan and bond balances. To provide security for these borrowings, we granted a first mortgage to the bank on the land and building where our present headquarters are located (the Witmer Road facility), as well as a security interest of first priority on certain improvements, certain equipment, and other tangible personal property. We have commenced efforts to dispose of the Witmer Road facility. If we dispose of the Witmer Road facility, we will be required to repay the outstanding balance to the bank, whether or not the proceeds from the disposition of the facility exceed the outstanding loan balance.

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
          The agreements with our bank also contain covenants that, among other things, require us to obtain consent from the bank prior to paying dividends, making certain investments, changing the nature of our business, assuming or guaranteeing the indebtedness of another entity or individual, selling or otherwise disposing of a substantial portion of our assets, or merging or consolidating with another entity. Under our agreements with the bank, we agreed to limit our total outstanding debt to $22,000. As of June 30, 2006, our total outstanding debt was $12,616.
          The interest rate on the bond and bank debt varies quarterly, depending on 90-day LIBOR rates. At June 30, 2006, the 90-day LIBOR was 5.5%. We have the option each quarter to incur interest on the outstanding principal at the LIBOR-based variable interest rate or a fixed rate offered by our bank.
          Prior to March 1, 2006, interest accrued on the term loan at an interest rate equal to the 90-day LIBOR plus 3.0%. In connection with the amendments described above, commencing on March 1, 2006 interest on the term loan began to accrue at an interest rate equal to the 90-day LIBOR plus 5.0%. During the six months ended June 30, 2006, the weighted-average annual interest rate for the term loan was 9.2%. We made quarterly, interest-only payments prior to March 31, 2005. Commencing on March 31, 2005, we began to make quarterly principal payments of $222 plus interest. We are required to make quarterly principal and interest payments through December 31, 2013.
          The Industrial Development Authority bond accrues interest at a rate equal to the 90-day LIBOR plus a percentage (the Applicable Margin) that is dependent upon the LIBOR amount at the beginning of each quarter. Prior to March 1, 2006, the Applicable Margin was defined as 1.5% when the LIBOR was less than 4.0%, 1.25% when the LIBOR was between 4.0% and 6.0%, inclusive, and 1.0% when the LIBOR exceeded 6.0%. In connection with the amendments described above, commencing on March 1, 2006 the Applicable Margin is defined as 3.5% when the LIBOR is less than 4.0%, 3.25% when the LIBOR is between 4.0% and 6.0%, inclusive, and

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
3.0% when the LIBOR exceeds 6.0%. During the six months ended June 30, 2006, the weighted-average annual interest rate for the bond was 7.4%. For the bond, we are making quarterly, interest-only payments through March 31, 2014, and will make a single repayment of principal on March 31, 2014.
     2006 Activity
          In March 2006, we borrowed $539 to finance insurance policy premiums due on certain insurance policies. The insurance policy premiums, net of amortization, are included in prepaid expenses and other current assets on our Balance Sheet at June 30, 2006 (see Note 5). We are required to pay $61 of principal and interest during each of the nine months beginning on March 15, 2006 and ending on November 15, 2006. The interest is calculated based on an annual percentage rate of 5.4%. To secure payment of the amounts financed, we granted the lender a security interest in all of our right, title and interest to the insurance policies. Upon a default by us, the lender can demand, and will have the right to receive from us, immediate payment of the total unpaid balance of the loan. In the event of default and the demand for immediate payment by the lender, interest will accrue on any unpaid amounts at the highest rate allowed by applicable law.
9. Accrued Expenses
          Accrued expenses consisted of the following:

	June 30,	December 31,
	2006	2005
Professional fees	$1,308	$1,346
Contract research and development services	578	650
Clinical and preclinical studies	407	183
Other expenses	338	518

	$2,631	$2,697

10. Stockholders’ Equity
          In February 2005, we sold 8,050 shares of our common stock at a public offering price of $4.00 per share, generating net proceeds of $30,006.
11. Equity-based Compensation
     Equity Incentive Plans
          We have two equity incentive plans, under which a total of 7,374 shares of common stock have been authorized. In addition, we granted nonqualified stock options in 2002 outside

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
of these plans to purchase 488 shares. The 2004 Equity Incentive Plan (the Plan) incorporates a predecessor plan. The following types of awards are available under the Plan: incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and RSUs. All employees, non-employee directors, and consultants are eligible to receive awards under the Plan.
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
          We normally issue new shares to satisfy stock option exercises and the settlement of shares pursuant to RSUs. A summary of stock option activity as of June 30, 2006, and for the six months then ended, is presented in the following table:

				Weighted-
		Weighted-		average
		average	Aggregate	remaining
		exercise	intrinsic	contractual
	Shares	price	value	life (years)
Outstanding at January 1, 2006	4,995	$14.01

Granted	1,012	2.55
Exercised	(4)	2.58
Forfeited	(139)	4.33
Expired	(254)	14.47

Outstanding at June 30, 2006	5,610	$12.17	$2,298	6.6

Vested at June 30, 2006 and expected to vest	5,232	$12.75	$1,945	6.4

Exercisable at June 30, 2006	3,657	$15.65	$801	5.5

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
     Fair Value Disclosures
          We adopted SFAS No. 123R effective January 1, 2006. Prior to January 1, 2006, we applied the intrinsic value method of accounting for all stock-based employee compensation in accordance with APB No. 25 and related interpretations. We elected to use the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption and to awards not fully vested as of the date of adoption. Accordingly, prior periods have not been restated. For the three months ended June 30, 2006, we recorded $640 of compensation cost for share-based payment arrangements, all of which were equity-classified during the quarter, in our Statements of Operations. For the six months ended June 30, 2006, we recorded $1,484 of compensation cost for share-based payment arrangements in our Statements of Operations, of which $21 related to liability-classified awards. The weighted-average fair value per share of stock options granted during the three and six months ended June 30, 2006 was $1.63 and $1.84, respectively. The total intrinsic value of stock options exercised during each of the three and six months ended June 30, 2006 was $3.
          The fair value of stock options is determined using the Black-Scholes valuation model, which is the same model we previously utilized for valuing stock options for footnote disclosures required under SFAS No. 123 as amended by SFAS No. 148. During the three and six months ended June 30, 2006, the fair value of each stock option award was determined as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Expected volatility	75%	75%
Expected term (years)	5.1 – 6.6	5.1 – 7.6
Risk-free interest rate	5.0 – 5.1%	4.5 – 5.1%
Expected dividend yield	0%	0%
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
          As of June 30, 2006, there was $2,532 of total unrecognized compensation cost, which includes the impact of expected forfeitures, related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.6 years.
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

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)

	Three months	Six months
	ended June 30,	ended June 30,
	2005	2005
Net loss – as reported	$(10,285)	$(21,552)

Add: Stock-based employee compensation expense included in reported net loss	521	822
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(1,804)	(2,945)

Net loss – pro forma	$(11,568)	$(23,675)

Basic and diluted net loss per share – as reported	$(0.31)	$(0.71)

Basic and diluted net loss per share – pro forma	$(0.35)	$(0.78)

          The weighted-average fair value per share of stock options granted during the three and six months ended June 30, 2005 was $1.75 and $2.90, respectively. During the three and six months ended June 30, 2005, the fair value of each stock option award was determined as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Expected volatility	75%	75%
Expected term (years)	6.0 – 6.3	6.0 – 8.5
Risk-free interest rate	4.0 – 4.2%	4.0 – 4.2%
Expected dividend yield	0%	0%
     Restricted Stock Units
          In May 2005, we granted restricted stock units (RSUs) to members of our board of directors in lieu of cash payment for services. Because these RSUs vested immediately, we charged the fair value of $107 relating to these RSUs to operating expenses on the date of grant.
          In March 2005, the Compensation Committee of our Board of Directors (Compensation Committee) modified our bonus program for 2004 for officers, adjusted salaries for officers to reduce cash payments, granted RSUs to officers, and decided to pay any 2005 bonuses for officers by the award of RSUs instead of cash. In March 2005, the aggregate value of liability-classified awards of $382 related to the payment of a portion of 2004 officer bonuses in RSUs instead of cash was reclassified to additional paid-in capital. In January 2006, the aggregate value of the liability-classified awards of $129 related to the payment of 2005 officer bonuses in RSUs instead of cash was reclassified to additional paid-in capital. During the three months ended June 30, 2006, we recorded $16 of expense for RSUs, which were equity-classified for the

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
entire quarter. During the six months ended June 30, 2006, we recorded $118 of expense for RSUs, of which $21 was recorded while the RSUs were liability-classified. During the three and six months ended June 30, 2005, we recorded $403 and $695, respectively, of expense for RSUs, of which $247 and $489, respectively, was recorded while the awards were liability-classified. A summary of the status of RSUs as of June 30, 2006, and changes during the six months then ended, is presented in the following table:

				Weighted-
		Weighted-		average
		average	Aggregate	remaining
		grant-date	intrinsic	contractual
	Shares	fair value	value	life (years)
Outstanding at January 1, 2006	290	$3.68
Awarded	84	2.29
Settled	(57)	3.90
Forfeited	—	—

Outstanding at June 30, 2006	317	$3.27	$1,283	0.3

Vested at June 30, 2006 and expected to vest	317	$3.27	$1,283	0.3

          The number of shares and aggregate intrinsic value of the vested portion of RSUs outstanding at June 30, 2006 were 259 and $1,048, respectively. The number of shares and aggregate fair value of RSUs that vested during the six months ended June 30, 2006 were 161 and $585, respectively. In accordance with the terms of the RSUs, vested awards will be settled in shares upon the earlier to occur of 18 months after the grant date or six months after the grantee’s separation from service, subject to certain conditions.
12. Collaborative Agreements and Significant Customer Concentration
          Our revenues from collaborative agreements have historically been derived from a few major collaborators. Our collaborative agreements have had some or all of the following elements: upfront fees, research and development funding, milestone revenues, and royalties on product sales. During the three and six months ended June 30, 2006, one customer accounted for 84% and 74%, respectively, of total revenues. During the three and six months ended June 30, 2005, that customer accounted for 38% and 46%, respectively, of total revenues. During the three and six months ended June 30, 2006, a second customer accounted for 16% and 26%, respectively, of total revenues. During the three and six months ended June 30, 2005, that second customer accounted for 62% and 54%, respectively, of total revenues.

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
     Novo Nordisk A/S Agreements
          Our agreements with Novo Nordisk A/S provide for us to invoice Novo Nordisk before the beginning of each calendar quarter for the budgeted amount of our anticipated research and development activities during the quarter. Following the end of each quarter, we provide a statement to Novo Nordisk of the actual costs of our research and development activities for the quarter, and we arrange with Novo Nordisk to have any difference either paid by one party to the other or reflected as an adjustment on the next scheduled invoice. As of December 31, 2005, our accounts receivable and current portion of deferred revenue each included $735 of budgeted costs relating to research and development activities we expected to complete during the first quarter of 2006. Because the expected activities to be completed during the third quarter of 2006 had not been finalized as of June 30, 2006, our accounts receivable and current portion of deferred revenue as of June 30, 2006 did not include the budgeted costs for those activities.
13. Restructuring
          In August 2005, we implemented a restructuring of operations to enable an enhanced focus on next-generation proteins, to allow for the anticipated transfer of production of proteins and reagents to our collaborative partners and contract manufacturers, and to reduce cash burn. Our net loss for the year ended December 31, 2005 included $14,206 of charges related to this restructuring, including $13,187 of non-cash property and equipment impairment charges, $867 of payments for employee severance costs, and $152 of payments for facility closure costs. Our research and development expenses for the six months ended June 30, 2006 include a credit of $17 to reflect our change in estimate of employee severance costs associated with the restructuring.
          As of June 30, 2006, all of the Company’s obligations related to the restructuring have been satisfied. The following table reflects the employee severance charges recorded and reversed and payments made through June 30, 2006:

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)

	Employee	Facility
	severance	closure
	costs	costs	Total
Initial provision	$867	$152	$1,069

Cash payments	(841)	(91)	(932)

Balance as of December 31, 2005	26	61	87

Change in estimate	(17)	—	(17)

Cash payments	(9)	(61)	(70)

Balance as of June 30, 2006	$—	$—	$—

14. Commitments and Contingencies
          In May 2006, we entered into an employment agreement with our chief executive officer, George J. Vergis, Ph.D. Under the terms of the agreement we are required to pay Dr. Vergis an annual base salary of at least $350 for continuing his employment with Neose. In addition, if Dr. Vergis remains employed by the Company through the sooner of (i) the date of payment by the Company of annual bonuses to senior executives and (ii) March 15, 2007, Dr. Vergis’ annual bonus for the 2006 calendar year will not be less than $105,000.
          In connection with the restructuring announced in August 2005 (see Note 13), we committed to pay termination benefits to certain employees who were not given notice of termination in August 2005, if they were involuntarily terminated in the future. As a result, accrued compensation on our Balance Sheet as of June 30, 2006 includes $327 related to these potential payments.

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
          You should be aware that the forward-looking statements included in this report represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. Potential risks and uncertainties that could affect our actual results include the following:
•	our ability to obtain the funds necessary for our operations;

•	our ability to meet forecasted timelines due to internal or external causes;

•	our ability to resolve the clinical hold issues raised by the FDA and to obtain clearance to conduct clinical trials for NE-180 in the U.S.;

•	our preclinical and clinical results for our products may not be favorable;

•	our ability to develop commercial-scale manufacturing processes for our products and reagents, either independently or in collaboration with others;

•	our ability to enter into and maintain collaborative arrangements;

•	our ability to obtain adequate sources of proteins and reagents either manufactured internally or sourced externally;

•	our ability to develop and commercialize products without infringing the patent or intellectual property rights of others;

•	our ability to expand and protect our intellectual property and to operate without infringing the rights of others;

•	our ability and our collaborators’ ability to develop and commercialize therapeutic proteins and our ability to commercialize our technologies;

•	our ability to attract and retain key personnel;

•	our ability to compete successfully in an intensely competitive field;

•	our ability to renovate our facilities as required for our operations; and

•	general economic conditions.
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
Overview
          Neose Technologies, Inc. is a clinical-stage biopharmaceutical company focused on the development of next-generation therapeutic proteins that are competitive with best-in-class protein drugs currently on the market. We believe that our core enzymatic technologies, GlycoAdvance® and GlycoPEGylation™, improve the drug properties of therapeutic proteins by building out, and attaching polyethylene glycol (PEG) to, carbohydrate structures on the proteins. We are using our technologies to develop proprietary versions of protein drugs with proven safety and efficacy and to improve the therapeutic profiles of proteins being developed by our partners. We expect these modified proteins to offer significant advantages, including less frequent dosing and possibly improved efficacy, over the original versions of the drugs now on the market, as well as to meet or exceed the pharmacokinetic profile of next-generation versions of the drugs now on the market. We believe this strategy of targeting drugs with proven safety and efficacy allows us to lower the risk profile of our proprietary development portfolio as compared to de novo protein drug development.

          Our lead therapeutic protein candidates are GlycoPEG-EPO and GlycoPEG-GCSF. GlycoPEG-EPO (NE-180) is a long-acting version of erythropoietin (EPO) produced in insect cells. EPO is prescribed to stimulate production of red blood cells, and is approved for sale in major markets around the world for treatment of chemotherapy-induced anemia and anemia associated with chronic renal failure. In February 2006, we initiated a Phase I clinical trial for NE-180 in a Western European country. We plan to commence Phase II in the fourth quarter of 2006. In the U.S., our Investigational New Drug application (IND) for NE-180 continues to be on clinical hold with the U.S. Food and Drug Administration (FDA) and we expect to address the FDA’s questions during the three-quarter period that began in July 2006. The early clinical development of NE-180 may continue to be carried out entirely in Europe. Our second proprietary protein, GlycoPEG-GCSF, is a long-acting version of granulocyte colony stimulating factor (G-CSF) that we are co-developing with BioGeneriX AG, a company of the ratiopharm Group. G-CSF is prescribed to stimulate production of neutrophils (a type of white blood cell) and is approved for sale in major markets around the world for treatment of neutropenia associated with myelosuppressive chemotherapy. BioGeneriX expects that Phase I will commence in the third quarter of 2006 in a Western European country. In 2004, the EPO and G-CSF drug categories had aggregate worldwide sales of approximately $11 billion and $4 billion, respectively.
          In connection with a restructuring of operations that we implemented in August 2005, we have commenced efforts to dispose of our Witmer Road facility, which we own subject to mortgages supporting our term loan and industrial development authority bond. If we dispose of the Witmer Road facility, we will be required to repay the outstanding balance of the term loan and Industrial Development Authority bond, whether or not the proceeds from the disposition of the facility exceed the outstanding term loan and bond balances, which totaled $7.7 million as of June 30, 2006. Under the term loan and bond agreements, which were amended in March 2006, if we fail at any time to maintain a minimum required cash and short-term investments balance of at least $12.0 million, the bank has the option to require us to make a payment to reduce the combined outstanding balance of the term loan and bond to $6.0 million. If we fail at any time to maintain a minimum required cash and short-term investments balance of at least $10.0 million, the bank has the option to require us to make a payment to reduce the combined outstanding balance of the term loan and bond to $5.0 million. Finally, if we fail at any time to maintain a minimum required cash and short-term investments balance of at least $5.0 million, we will be considered to be in default of our agreements and the bank may take certain actions in relation to that default, including, but not limited to, requiring us to repay the combined outstanding balance of the term loan and bond. See “Financing Activities – Debt Financing Activities – Term Loan from Bank and Industrial Development Authority Bond” in the Liquidity and Capital Resources section of this Form 10-Q for a description of the material features of this borrowing.
          We have incurred operating losses each year since our inception. As of June 30, 2006, we had an accumulated deficit of $255.5 million. We expect additional losses in 2006 and over the next several years as we continue product research and development efforts and expand our intellectual property portfolio. We have financed our operations through private and public offerings of equity securities, proceeds from debt financings, and revenues from our collaborative agreements.

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
Liquidity and Capital Resources
     Overview
          We had $21.4 million in cash and cash equivalents as of June 30, 2006, compared to $37.7 million in cash and cash equivalents as of December 31, 2005. The decrease was due to continued funding of our operating activities, capital expenditures, and debt repayments. We anticipate average quarterly spending during the second half of 2006 of approximately $8.5 million to fund our operating activities, capital expenditures, and debt repayments, without giving effect to the impact of entering into any new collaborative agreements or disposing of our current headquarters and manufacturing facility.
          We believe that our existing cash and cash equivalents, expected revenue from collaborations and license arrangements, and interest income should be sufficient to meet our operating and capital requirements at least through 2006. We expect an additional several years to elapse before we generate sufficient cash flow from operations to fund our operating and investing requirements. Accordingly, we will need to raise substantial additional funds, or dispose of the Witmer Road facility and repay the outstanding balance of our term loan and bond, to avoid violating the debt covenant described above and to fund our operations until we are generating sufficient cash flow from operations. We plan to raise additional capital through private and public offerings of equity securities, proceeds from debt financings, revenues from existing and future collaborative agreements, and proceeds from the disposition of the Witmer Road facility. If we are unable to raise additional capital when required, we may need to delay, scale back, or eliminate some of our research and development programs.
          Because our revenues for the remainder of 2006 could be substantially affected by entering into new collaborations and the financial terms of any new collaborations, we cannot estimate our 2006 revenues. Other than revenues from our collaborations with Novo Nordisk and BioGeneriX, and any future collaborations with others, we do not expect to generate significant revenues until such time as products using our technologies are commercialized, which is not expected during the next several years.
     Operating Activities
          Net cash used in operating activities was $14.4 million and $18.7 million for the six months ended June 30, 2006 and 2005, respectively. The decrease for the 2006 period was primarily due to lower payroll and operational costs resulting from our August 2005 restructuring.

     Investing Activities
          During the six months ended June 30, 2006 and 2005, we invested $0.2 million and $0.7 million, respectively, in property and equipment. We anticipate additional capital expenditures during the remainder of 2006 of approximately $0.5 million, excluding the cost of any leasehold improvements we need in order to accomplish a consolidation of our research, development and administrative operations upon the disposition of our Witmer Road facility. We may finance some or all of these capital expenditures through capital leases or the issuance of new debt or equity, to the extent that we are allowed to do so under our existing bank covenants. The terms of new debt could require us to maintain a minimum cash and investments balance, or to transfer cash into an escrow account to collateralize some portion of the debt, or both.
     Financing Activities
          Equity Financing Activities
          In February 2005, we offered and sold 8.1 million shares of our common stock at a public offering price of $4.00 per share, generating net proceeds of $30.0 million.
          Debt Financing Activities
          Our total debt decreased to $12.6 million at June 30, 2006, compared to $14.5 million at December 31, 2005. This decrease primarily resulted from debt principal repayments of $2.4 million, partially offset by $0.5 million in proceeds from the issuance of debt to finance insurance policy premiums.
               Note Payable Secured by Insurance Policies
          In March 2006, we borrowed $0.5 million to finance the insurance policy premiums due on certain insurance policies. As of June 30, 2006, the outstanding principal balance under this agreement was $0.3 million. We are required to pay $61,000 of principal and interest during each of the nine months beginning on March 15, 2006 and ending on November 15, 2006. The interest is calculated based on an annual percentage rate of 5.4%. To secure payment of the amounts financed, we granted the lender a security interest in all of our right, title and interest to the insurance policies. Upon a default by us, the lender can demand, and will have the right to receive, immediate payment of the total unpaid balance of the loan. In the event of default and the demand for immediate payment by the lender, interest will accrue on any unpaid amounts at the highest rate allowed by applicable law.
               Term Loan from Bank and Industrial Development Authority Bond
          During 2004, we and a bank entered into agreements under which the bank acquired and reissued the $1.0 million outstanding of our tax-exempt Industrial Development Authority bond. In addition, we borrowed $8.0 million from the bank. As of June 30, 2006, we owed the bank $7.7 million.
          Under our agreements with the bank, if the bank determines a material adverse change has occurred in our business, financial condition, results of operations, or business prospects, the bank in its sole discretion may declare at any time an event of default, of which one potential outcome could be the accelerated repayment of the combined outstanding balance of the term loan and bond. To provide security for these borrowings, we granted a first mortgage to our bank on the land and building where our present headquarters are located, as well as a security interest of first priority on certain improvements, certain equipment, and other tangible personal property (collectively, the Witmer Road facility). We have commenced efforts to dispose of the Witmer Road facility. If we dispose of the Witmer Road facility, we will be required to repay the outstanding balance to the bank, whether or not the proceeds from the disposition of the facility exceed the outstanding loan balance.
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
          The agreements with our bank also contain covenants that, among other things, require us to obtain consent from the bank prior to paying dividends, making certain investments, changing the nature of our business, assuming or guaranteeing the indebtedness of another entity or individual, selling or otherwise disposing of a substantial portion of our assets, and merging or consolidating with another entity. Under our agreements with the bank, we agreed to limit our total outstanding debt to $22.0 million. As of June 30, 2006, our total outstanding debt was $12.6 million.
          The interest rates on both the term loan and bond vary quarterly, depending on 90-day LIBOR rates. At June 30, 2006, the 90-day LIBOR was 5.5%. We have the option each quarter to incur interest on the outstanding principal at the LIBOR-based variable interest rate or a fixed rate offered by our bank.
          Prior to March 1, 2006, interest accrued on the term loan at an interest rate equal to the 90-day LIBOR plus 3.0%. In connection with the amendments described above, commencing on March 1, 2006 interest on the term loan began to accrue at an interest rate equal to the 90-day LIBOR plus 5.0%. During the six months ended June 30, 2006, the weighted-average annual interest rate for the term loan was 9.2%. We made quarterly, interest-only payments prior to March 31, 2005. Commencing on March 31, 2005, we began to make quarterly principal payments of $0.2 million plus interest. We are required to make these quarterly principal and interest payments through December 31, 2013.

          The Industrial Development Authority bond accrues interest at a rate equal to the 90-day LIBOR plus a percentage (the Applicable Margin) that is dependent upon the LIBOR amount at the beginning of each quarter. Prior to March 1, 2006, the Applicable Margin was defined as 1.5% when the LIBOR was less than 4.0%, 1.25% when the LIBOR was between 4.0% and 6.0%, inclusive, and 1.0% when the LIBOR exceeded 6.0%. In connection with the amendments described above, commencing on March 1, 2006 the Applicable Margin is defined as 3.5% when the LIBOR is less than 4.0%, 3.25% when the LIBOR is between 4.0% and 6.0%, inclusive, and 3.0% when the LIBOR exceeds 6.0%. During the six months ended June 30, 2006, the weighted-average annual interest rate for the bond was 7.4%. For the bond, we are making quarterly, interest-only payments through March 31, 2014, and will make a single repayment of principal on March 31, 2014.
               Term Loan from Landlord
          In May 2004, we borrowed $1.5 million from the landlord of our leased facilities in Horsham, Pennsylvania. As of June 30, 2006, the outstanding principal balance under this agreement was $0.8 million. The terms of the financing require us to pay monthly principal and interest payments over 48 months at an interest rate of 13%. During the twelve months ending June 30, 2007, we will be required to make principal and interest payments totaling $0.5 million under this agreement.
               Equipment Loans
          As of June 30, 2006, we owe $3.7 million to an equipment lender that financed the purchase of certain equipment and facility improvements, which collateralize the amounts borrowed. The terms of the financings require us to make monthly principal and interest payments through August 2009 at interest rates ranging from 8.09% to 9.44%. During the twelve months ending June 30, 2007, we will make principal and interest payments totaling $2.3 million under these agreements. If we dispose of our Witmer Road facility, we will be required to repay some of the outstanding balance to the equipment lender.
               Capital Lease Obligations
          The terms of our capital leases require us to make monthly payments through February 2009. As of June 30, 2006, the present value of aggregate minimum lease payments under these agreements was $0.2 million. Under these agreements, we will be required to make lease payments totaling $0.1 million during the twelve months ending June 30, 2007.
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
Summary of Contractual Obligations
          A summary of our obligations to make future payments under contracts existing as of December 31, 2005 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2005. The Liquidity and Capital Resources section of this Form 10-Q describes obligations from any material contracts entered into during the six months ended June 30, 2006.
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
Critical Accounting Policies and Estimates
          A discussion of our critical accounting policies and estimates is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2005. Except as described below, there have not been any changes or additions to our critical accounting policies during the six months ended June 30, 2006.
     Stock-based Compensation
          We adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), effective January 1, 2006. SFAS No. 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values at the date of grant. Prior to January 1, 2006, we followed Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations in accounting for our stock-based compensation. We elected to use the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption and to awards not fully vested as of the date of adoption. Accordingly, prior periods have not been restated.
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
Results of Operations
          We recorded net losses of $8.4 million and $16.2 million for the three and six months ended June 30, 2006, respectively, compared to net losses of $10.3 million and $21.6 million for the corresponding periods in 2005. The following sections explain the changes between the reporting periods in each component of net loss.
          During the three and six months ended June 30, 2006, we recorded $0.6 million and $1.5 million, respectively, of share-based compensation cost, which is included in research and development and general and administrative expenses in our Statements of Operations, primarily due to the adoption of SFAS No. 123R in January 2006.
          Based on the awards outstanding at January 1, 2006, actual awards granted during the first two quarters of 2006, and an estimate of awards to be granted during the balance of 2006, we estimate that the adoption of SFAS No. 123R will result in approximately $2.5 million of increased stock-based compensation expense during the year ending December 31, 2006, as compared to the year ended December 31, 2005. The preceding estimate assumes an equal number of shares issuable pursuant to stock options granted during 2006 as compared to 2005, and assumes the aggregate fair value for share-based awards granted during July through December of 2006 equals the aggregate fair value for all share-based awards granted during 2005.
          As of June 30, 2006, there was $2.5 million of total unrecognized compensation cost, which includes the impact of expected forfeitures, related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.6 years.
     Revenue from Collaborative Agreements
          Revenue from collaborative agreements for the three and six months ended June 30, 2006 were $1.7 million and $4.1 million, respectively, compared to $1.4 million and $2.8 million for the corresponding periods in 2005. The increase in revenues was due to increased revenues under our collaborations with Novo Nordisk. Our revenue from collaborative agreements has historically been derived from a few major collaborators. Our collaborative agreements have had some or all of the following elements: upfront fees, research and development funding, milestone revenues, and royalties on product sales.
          During the three and six months ended June 30, 2006, one customer accounted for 84% and 74%, respectively, of total revenues. During the three and six months ended June 30, 2005, that customer accounted for 38% and 46%, respectively, of total revenues. During the three and six months ended June 30, 2006, a second customer accounted for 16% and 26%, respectively, of total revenues. During the three and six months ended June 30, 2005, that second customer accounted for 62% and 54%, respectively, of total revenues.
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
          Our research and development expenses for the three and six months ended June 30, 2006 were $7.1 million and $14.4 million, respectively, compared to $9.0 million and $18.6 million for the corresponding periods in 2005. The decreases in research and development expenses during the 2006 periods as compared to the 2005 periods were primarily due to lower payroll and operational costs resulting from our August 2005 restructuring. The reduction in expenses related to the restructuring was partially offset by Phase I clinical study costs of NE-180. Research and development expenses for the three and six months ended June 30, 2006 included $0.2 million and $0.5 million, respectively, of stock-based compensation expense primarily due to the adoption of SFAS No. 123R. The following table illustrates research and development expenses incurred during the three and six months ended June 30, 2006 and 2005 for our significant groups of research and development projects (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
GlycoAdvance and GlycoPEGylation	$4,638	$5,000	8,884	$10,149

Other Glycotechnology Programs	181	397	333	529

Indirect expenses	2,232	3,590	5,145	7,934

	$7,051	$8,987	$14,362	$18,612

          GlycoAdvance and GlycoPEGylation
          Our GlycoAdvance and GlycoPEGylation expenses result primarily from development activities, including process, preclinical and clinical development, associated with our proprietary drug development programs. These expenses decreased during the 2006 periods due to lower payroll and operational costs resulting from our August 2005 restructuring. The aforementioned decreased expenses were partially offset by increased preclinical and clinical expenses.
          Other Glycotechnology Programs
          Research and development expenses related to our Other Glycotechnology Programs decreased during the 2006 periods compared to the 2005 periods due to lower payroll and decreased supplies for early stage research.
          Indirect expenses
          Our indirect research and development expenses decreased during 2006 periods, compared to the 2005 periods, primarily due to decreased depreciation, facilities, and payroll costs as a result of our August 2005 restructuring.
     General and Administrative Expense
          General and administrative expenses for the three and six months ended June 30, 2006 were $3.1 million and $6.0 million, respectively, compared to $2.8 million and $5.8 million for the corresponding periods in 2005. The increases for the 2006 periods were due to higher legal fees associated with intellectual property, and were partially offset by lower consulting and operational costs resulting from our August 2005 restructuring. General and administrative expenses for the three and six months ended June 30, 2006 included $0.4 million and $1.0 million, respectively, of stock-based compensation expense primarily due to the adoption of SFAS No. 123R.
     Other Income and Expense
          Other income for the six months ended June 30, 2005 was $22,000, and related to payments received during the first quarter of 2005 in excess of the carrying value of accounts receivable due to currency fluctuations. We had no other income during the six months ended June 30, 2006.
          Interest income for the three and six months ended June 30, 2006 was $0.3 million and $0.7 million, respectively, compared to $0.4 million and $0.7 million for the corresponding periods in 2005. The decrease during the three months ended June 30, 2006 compared to the 2005 period was primarily due to lower average cash balances, partially offset by slightly higher interest rates during the 2006 period. Our interest income during the remainder of 2006 is difficult to project, and will depend largely on prevailing interest rates and whether we receive cash from entering into any new collaborative agreements or by completing any additional equity or debt financings during the year.
          Interest expense for the three and six months ended June 30, 2006 was $0.3 million and $0.6 million, respectively, compared to $0.3 million and $0.7 million for the corresponding periods in 2005. Lower average debt balances in the 2006 periods compared to the 2005 periods were partially offset by higher interest rates during the 2006 periods on our variable rate debt. Our interest expense during the remainder of 2006 is difficult to project and will depend largely on prevailing interest rates and whether we enter into any new debt agreements. See “Financing Activities – Debt Financing Activities” in the Liquidity and Capital Resources section of this Form 10-Q for a description of the material features of our debt financings.
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures
          We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such phrase is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the end of the period covered by the report. Based on that evaluation, our management concluded that these controls and procedures are effective as of the end of the period covered by the report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, as amended, is recorded, processed, summarized and reported as specified in SEC rules and forms. There were no changes during our last fiscal quarter in these controls or procedures identified in connection with the evaluation, or in other factors that have materially affected, or are reasonable likely to materially affect, these controls or procedures.
     Changes in internal controls over financial reporting
          There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
          We have reviewed the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 and have added the following additional risk factor:
     Our clinical trials may be delayed.
     One potential cause of a delay in product development is a delay in clinical trials. Many factors could delay clinical trials, including, without limitation:
•	the failure to obtain or maintain regulatory clearance to conduct clinical trials;

•	slower than anticipated patient enrollment;

•	human errors in the conduct of the clinical trials;

•	insufficient supplies of clinical trial materials; and

•	adverse events occurring during the clinical trial.
          You should read the above risk with all other risks and uncertainties discussed elsewhere in this report and in our other filings with the Securities and Exchange Commission (SEC), particularly in Item 1A of Part I of our Annual Report on Form 10-K in the section entitled “Risk Factors.”
Item 4. Submission of Matters to a Vote of Security Holders
A.	Our Annual Meeting of Stockholders was held on May 4, 2006.

B.	The motions before stockholders were:
1.	To elect ten Directors.

	Votes	Votes	Votes		Broker
Name of Director	For	Against	Withheld	Abstentions	Nonvotes
C. Boyd Clarke	29,049,121	—	706,678	—	—
Brian H. Dovey	29,070,318	—	688,481	—	—
L. Patrick Gage, Ph.D.	29,022,699	—	736,100	—	—
William F. Hamilton, Ph.D.	29,070,718	—	688,081	—	—
Douglas J. MacMaster, Jr.	29,005,572	—	753,227	—	—
H. Stewart Parker	29,070,318	—	688,481	—	—
Mark H. Rachesky, M.D.	29,071,318	—	687,481	—	—
Lowell E. Sears	29,070,318	—	688,481	—	—
George J. Vergis	29,054,191	—	704,608	—	—
Elizabeth H. S. Wyatt	28,943,869	—	814,930	—	—

2.	To ratify the appointment of KPMG LLP as our independent registered public accounting firm for fiscal 2006.

Votes For	29,723,640
Votes Against	21,501
Votes Withheld	—
Abstentions	13,659
Broker Nonvotes	—
3.	To approve an amendment to our Certificate of Incorporation.

Votes For	29,001,610
Votes Against	744,883
Votes Withheld	—
Abstentions	12,306
Broker Nonvotes	—
Item 6. Exhibits

10.1*	Employment Agreement by and between Neose Technologies, Inc. and George J. Vergis, Ph.D. dated May 4, 2006.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 8, 2006.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOSE TECHNOLOGIES, INC.

Date: August 9, 2006	By:	/s/ A. Brian Davis

A. Brian Davis Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

Exhibit Index

Exhibit	Description
10.1*	Employment Agreement by and between Neose Technologies, Inc. and George J. Vergis, Ph.D. dated May 4, 2006.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 8, 2006.