Form 10-Q
period 2006-09-30
NEOSE TECHNOLOGIES INC
filed 2006-11-02
CIK 877902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006.
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,971,396 shares of common stock, $.01 par value, were outstanding as of November 1, 2006.

NEOSE TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Neose Technologies, Inc.
Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$23,612	$37,738
Accounts receivable	161	1,076
Prepaid expenses and other current assets	1,444	892

Total current assets	25,217	39,706
Property and equipment, net	11,505	24,708
Intangible and other assets, net	324	949

Total assets	$37,046	$65,363

Liabilities and Stockholders’ Equity

Current liabilities:
Note payable	$122	$—
Current portion of long-term debt and capital lease obligations	1,335	4,031
Accounts payable	436	722
Accrued compensation	1,763	1,618
Accrued expenses	3,200	2,697
Deferred revenue	539	1,527

Total current liabilities	7,395	10,595

Long-term debt and capital lease obligations, net of current portion	879	10,423
Deferred revenue, net of current portion	3,832	3,765
Other liabilities	498	463

Total liabilities	12,604	25,246

Commitments and contingencies (Note 14)

Stockholders’ equity:

Common stock, par value $.01 per share, 75,000 and 50,000 shares authorized; 32,971 and 32,782 shares issued and outstanding	330	328
Additional paid-in capital	280,914	279,015
Deferred compensation	—	(6)
Accumulated deficit	(256,802)	(239,220)

Total stockholders’ equity	24,442	40,117

Total liabilities and stockholders’ equity	$37,046	$65,363

The accompanying notes are an integral part of these financial statements.

Neose Technologies, Inc.
Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue from collaborative agreements	$1,477	$1,503	$5,588	$4,271

Operating expenses:
Research and development	6,811	7,521	21,173	26,154
General and administrative	3,028	2,685	9,050	8,469
Restructuring charges	—	14,002	—	14,002

Total operating expenses	9,839	24,208	30,223	48,625

Gain on sale of property and equipment	7,335	—	7,335	21

Operating loss	(1,027)	(22,705)	(17,300)	(44,333)

Other income	—	—	—	22
Interest income	269	415	943	1,138
Interest expense	(592)	(331)	(1,225)	(1,000)

Net loss	$(1,350)	$(22,621)	$(17,582)	$(44,173)

Basic and diluted net loss per share	$(0.04)	$(0.69)	$(0.54)	$(1.42)

Weighted-average shares outstanding used in computing basic and diluted net loss per share	32,866	32,782	32,818	31,188

The accompanying notes are an integral part of these financial statements.

Neose Technologies, Inc.
Statements of Cash Flows
(unaudited)
(in thousands)

	Nine months ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(17,582)	$(44,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of property and equipment	121	13,187
Depreciation and amortization expense	1,650	3,831
Non-cash compensation expense	1,940	484
Gain on disposition of property and equipment	(7,335)	(21)
Premiums paid on early repayment of debt	215	—
Accelerated amortization of debt issuance costs on early repayment of debt	133	—
Changes in operating assets and liabilities:
Accounts receivable	915	1,082
Prepaid expenses and other current assets	(122)	(251)
Accounts payable	(220)	(1,054)
Accrued compensation	274	26
Accrued expenses	413	774
Deferred revenue	(921)	(657)
Other liabilities	35	(47)

Net cash used in operating activities	(20,484)	(26,819)

Cash flows from investing activities:
Purchases of property and equipment	(499)	(719)
Proceeds from sale of property and equipment	19,344	70
Proceeds from settlement of property and equipment dispute	—	25
Purchases of marketable securities	—	(9,845)

Net cash provided by (used in) investing activities	18,845	(10,469)

Cash flows from financing activities:
Proceeds from issuance of debt	539	1,484
Repayments of debt	(12,649)	(3,860)
Premiums paid on early repayment of debt	(215)	—
Proceeds from issuance of common stock, net	12	30,092
Payment of withholding taxes related to restricted stock units	(174)	—

Net cash provided by (used in) financing activities	(12,487)	27,716

Net decrease in cash and cash equivalents	(14,126)	(9,572)
Cash and cash equivalents, beginning of period	37,738	45,048

Cash and cash equivalents, end of period	$23,612	$35,476

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
          We have incurred losses each year since inception. As of September 30, 2006, we had an accumulated deficit of $256,802. We expect to spend significant amounts to fund research and development on our proprietary drug candidates and technologies and our intellectual property position. Given our planned level of operating expenses, we expect to continue incurring losses for some time. We believe that our existing cash and cash equivalents, expected revenue from collaborations and license arrangements, and interest income should be sufficient to meet our operating and capital requirements at least through the first quarter of 2007, although changes in our collaborative relationships or our business, whether or not initiated by us, may cause us to deplete our cash and cash equivalents sooner than the above estimate. We will require significant amounts of additional capital in the future to fund our operations, and we do not have any assurance that funding will be available when we need it on terms that we find favorable, if at all. If we are unable to raise additional capital when required, we may need to delay, scale back, or eliminate some or all of our research and development programs.
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

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
2. Interim Financial Information
          The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for presentation of interim financial statements. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented. In our opinion, however, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. You should not base your estimate of our results of operations for 2006 solely on our results of operations for the nine months ended September 30, 2006. You should read these unaudited financial statements in combination with the other Notes in this section; the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2 of this Form 10-Q; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
     Comprehensive Loss
          Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes changes to equity that are not included in net income (loss), except for changes resulting from investments by, and distributions to, stockholders. Our comprehensive loss for the three and nine months ended September 30, 2006 was comprised only of our net loss, and was $1,350 and $17,582, respectively. Our comprehensive loss for the three and nine months ended September 30, 2005 was comprised only of our net loss, and was $22,621 and $44,173, respectively.
     Fair Value of Financial Instruments
          The fair value of financial instruments is the amount for which instruments could be exchanged in a current transaction between willing parties. As of September 30, 2006, the carrying values of cash and cash equivalents, accounts receivable, prepaid expenses and other

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
current assets, accounts payable, accrued expenses, and accrued compensation equaled or approximated their respective fair values because of the short duration of these instruments. The fair value of our debt and capital lease obligations was estimated by discounting the future cash flows of each instrument at rates recently offered to us for similar debt instruments offered by our lenders. As of September 30, 2006, the fair and carrying values of our debt and capital lease obligations were $2,211 and $2,336 respectively.
     Recent Accounting Pronouncements
          In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which is applicable for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No.157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Although SFAS No. 157 does not require any new fair value measurements, its application may, for some entities, change current practices related to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We are currently evaluating the impact of the adoption of SFAS No.157 on our financial statements and related disclosures.
          In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Topic 1N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108). SAB No. 108 requires the evaluation of prior-year misstatements using both the balance sheet approach and the income statement approach. In the initial year of adoption should either approach result in quantifying an error that is material in light of quantitative and qualitative factors, SAB No. 108 guidance allows for a one-time cumulative-effect adjustment to beginning-of-year retained earnings. In years subsequent to adoption, previously undetected misstatements deemed material shall result in the restatement of previously issued financial statements in accordance with SFAS No. 154, Accounting Changes and Error Corrections. SAB No. 108 is effective for material errors in existence at the beginning of the first fiscal year ended after November 15, 2006, with earlier adoption encouraged. We are currently evaluating the impact of the adoption of SAB No. 108 on our financial statements and related disclosures.
          In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which is applicable for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties,

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
accounting in interim periods, disclosure, and transition. We have not completed an assessment of the potential impact to our financial statements resulting from the adoption of FIN 48.
          In May 2005, the FASB issued SFAS No. 154, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principles. SFAS No. 154 applies to all voluntary changes in accounting principle, and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 became effective for accounting changes and corrections of errors made by us after January 1, 2006. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of SFAS No. 154 did not have any impact on our financial statements.
     Reclassification
          Certain prior year amounts have been reclassified to conform to current year presentation.
4. Supplemental Disclosure of Cash Flow Information
          The following table contains additional cash flow information for the periods reported:

	Nine months ended
	September 30,
	2006	2005

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$1,109	$986

Non-cash investing activities:
Increase (decrease) in accrued property and equipment included in accounts payable and accrued expenses	$24	$(63)

Decrease in acquisition value of property and equipment related to cancellation of a vendor invoice as partial settlement of dispute (see Note 6)	$—	$116

Decrease in acquisition value of property and equipment related to receivable from vendor as partial settlement of dispute (see Note 6)	$—	$50

Decrease in acquisition value of property and equipment due to decrease in amount of remaining minimum lease payments under capital lease	$—	$10

Non-cash financing activity:
Conversion of accrued compensation from liability to equity classified award upon grant of restricted stock units (see Note 11)	$129	$382

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
5. Prepaid Expenses and Other Current Assets
          Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2006	2005
Prepaid rent	$387	$61
Prepaid insurance	261	96
Prepaid maintenance agreements	239	276
Prepaid clinical and preclinical studies	193	141
Other prepaid expenses	204	144
Other current assets	160	174

	$1,444	$892

6. Property and Equipment
          Property and equipment consisted of the following:

	September 30,	December 31,
	2006	2005
Building, facility improvements, and land	$—	$9,522
Leasehold improvements	9,878	9,964
Laboratory, manufacturing, and office equipment	5,813	9,606
Construction-in-progress	248	—

	15,939	29,092
Less accumulated depreciation and amortization	(4,434)	(4,384)

	$11,505	$24,708

          In September 2006, we sold our current headquarters and pilot manufacturing facility (Witmer Road Facility) for $21,043. The carrying value of the property and equipment sold was $12,379. We owned the Witmer Road Facility subject to mortgages supporting our term loan and industrial development authority bond (see Note 8). After payment of selling fees and expenses, we received net proceeds of approximately $19,322. We will continue to occupy a portion of the facility on a rent-free basis for up to six months after closing. We have estimated the rental fair value for the space we will continue to occupy to be $390, which was included in the calculation of the $7,333 gain on the sale of the Witmer Road Facility and will be amortized as rent expense to our statements of operations over the expected period of our occupancy. As of September 30, 2006, the unamortized balance of the estimated rental fair value was $325 and was included in prepaid expenses and other current assets on our balance sheets (see Note 5).

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
          Concurrent with the closing, we repaid outstanding debt associated with the facility and related equipment of $9,647, which included accrued interest and prepayment penalties. The remaining net proceeds of $9,675 will be used to further our research, preclinical development, and clinical development objectives and to fund the capital expenditures described below to the extent such expenditures are not financed through the issuance of new debt.
          We plan to consolidate our operations into a 40,000 square foot facility that we currently lease in Horsham, Pennsylvania by the end of February 2007. We expect to spend approximately $3,500 to $4,000 through the first quarter of 2007 to construct additional laboratory and office space in the leased facility to accommodate the consolidation and to relocate our operations. As of September 30, 2006, construction-in-progress included $248 related to this project.
          Laboratory, manufacturing, and office equipment as of September 30, 2006 and December 31, 2005 included $122 and $530, respectively, of assets acquired under capital leases. Accumulated depreciation and amortization as of September 30, 2006 and December 31, 2005 included $38 and $293, respectively, related to assets acquired under capital leases. Depreciation expense, which includes amortization of assets acquired under capital leases, was $1,190 and $3,391 for the nine months ended September 30, 2006 and 2005, respectively.
     2005 Activity
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
          We also announced that we would evaluate alternatives relative to our Witmer Road Facility, including the potential disposition of the facility and further consolidation of our research, development and administrative operations into a currently leased facility located in Horsham, Pennsylvania. As a result of the announcement, we concluded that identifiable cash flows could be assigned to the Witmer Road Facility and related equipment. To determine the appropriate carrying value of these assets, we used a probability-weighted approach of estimated cash flows to be received upon a range of possible disposition outcomes. We based our estimates of potential cash flows related to possible disposition outcomes on conversations with commercial real estate firms that had both knowledge of recent history of sales and expertise in marketing and selling similar facilities. Based on those estimates, we recorded during the third quarter of 2005 a non-cash impairment charge of $13,000, which was included in restructuring charges on our statements of operations, on our Witmer Road Facility and related equipment.

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
7. Intangible and Other Assets
          Intangible and other assets consisted of the following:

	September 30,	December 31,
	2006	2005
Acquired intellectual property, net of accumulated amortization of $4,284 and $3,836 as of September 30, 2006 and December 31, 2005, respectively	$266	$714

Deferred financing costs, net of accumulated amortization $36 as of December 31, 2005	—	145

Receivable from related party	—	29

Deposits	58	61

	$324	$949

          Upon the repayment of the term loan from a bank and the Industrial Development Authority bond in September 2006 (see Note 8), we accelerated the amortization of the remaining carrying value of $133 of deferred financing costs to interest expense.

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
8. Debt and Capital Lease Obligations
          Debt and capital lease obligations consisted of the following:

	September 30,	December 31,
	2006	2005

Term loan from bank	$—	$7,111
Industrial development authority bond	—	1,000
Term loan from landlord (unsecured), annual interest at 13.0%, due June 2008	720	997
Notes payable to equipment lender, secured by equipment and facility improvements, interest rates from 8.1% to 9.5%, due 2006 to 2008	1,374	5,075
Note payable, secured by insurance policies, annual interest at 5.4%, due November 2006	122	—

Subtotal	2,216	14,183

Capital lease obligations	120	271

Total debt and capital lease obligations	2,336	14,454
Less note payable, secured by insurance policies	(122)	—
Less current portion of long-term debt	(1,335)	(4,031)

Total long-term debt and capital lease obligations, net of current portion	$879	$10,423

     Term Loan from Bank and Industrial Development Authority Bond
          In September 2006, we repaid the outstanding balance of the term loan from a bank and the Industrial Development Authority bond in connection with the sale of the Witmer Road Facility (see Note 6). In connection with the early repayment of this debt, we paid $153 of premiums to the bank, which premiums were included in interest expense during the three and nine months ended September 30, 2006.
     Notes Payable to Equipment Lender
          In September 2006 we repaid $1,626 of the outstanding debt as a result of the sale of the Witmer Road Facility (see Note 6), and in October 2006, we amended six promissory notes with our equipment lender. Under the amended promissory notes, our last payment is scheduled for September 2008, and interest rates applicable to the equipment loans range from 8.1% to 9.5%. In connection with the early repayment of this debt, we paid $62 of premiums to the equipment lender, which premiums were included in interest expense during the three and nine months ended September 30, 2006.

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
     Note Payable Secured by Insurance Policies
          In March 2006, we borrowed $539 to finance insurance policy premiums due on certain insurance policies. The insurance policy premiums, net of amortization, are included in prepaid expenses and other current assets on our Balance Sheets at September 30, 2006 (see Note 5). We are required to pay $61 of principal and interest during each of the nine months beginning on March 15, 2006 and ending on November 15, 2006. The interest is calculated based on an annual percentage rate of 5.4%. To secure payment of the amounts financed, we granted the lender a security interest in all of our right, title and interest to the insurance policies. Upon a default by us, the lender can demand, and will have the right to receive from us, immediate payment of the total unpaid balance of the loan. In the event of default and the demand for immediate payment by the lender, interest will accrue on any unpaid amounts at the highest rate allowed by applicable law.
9. Accrued Expenses
          Accrued expenses consisted of the following:

	September 30,	December 31,
	2006	2005
Professional fees	$1,390	$1,346
Contract research and development services	742	650
Clinical and preclinical studies	355	183
Other expenses	713	518

	$3,200	$2,697

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
          We normally issue new shares to satisfy stock option exercises and the delivery of shares pursuant to RSUs. A summary of stock option activity as of September 30, 2006, and for the nine months then ended, is presented in the following table:

				Weighted -
		Weighted -		average
		average	Aggregate	remaining
		exercise	intrinsic	contractual
	Shares	price	value	life (years)
Outstanding at January 1, 2006	4,995	$14.01
Granted	1,403	2.60
Exercised	(5)	2.58
Forfeited	(229)	4.36
Expired	(306)	14.41

Outstanding at September 30, 2006	5,858	$11.64	$—	6.4

Vested at September 30, 2006 and expected to vest	5,423	$12.25	$—	6.6

Exercisable at September 30, 2006	3,683	$15.87	$—	5.1

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
     Fair Value Disclosures
          We adopted SFAS No. 123R effective January 1, 2006. Prior to January 1, 2006, we applied the intrinsic value method of accounting for all stock-based employee compensation in accordance with APB No. 25 and related interpretations. We elected to use the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption and to awards not fully vested as of the date of adoption. Accordingly, prior periods have not been restated. For the three months ended September 30, 2006, we recorded $477 of compensation cost for share-based payment arrangements, all of which were equity-classified during the quarter, in our Statements of Operations. For the nine months ended September 30, 2006, we recorded $1,961 of compensation cost for share-based payment arrangements in our Statements of Operations, of which $21 related to liability-classified awards. The weighted-average fair value per share of stock options granted during the three and nine months ended September 30, 2006 was $1.82 and $1.83, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $1 and $4, respectively.
          The fair value of stock options is determined using the Black-Scholes valuation model, which is the same model we previously utilized for valuing stock options for footnote disclosures required under SFAS No. 123 as amended by SFAS No. 148. During the three and nine months ended September 30, 2006, the fair value of each stock option award was determined as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006

Expected volatility	75%	75%
Expected term (years)	4.7 — 7.7	4.7 — 7.7
Risk-free interest rate	4.7%	4.5 — 5.1%
Expected dividend yield	0%	0%
          Expected volatility is based solely on historical volatility of our common stock over the period commensurate with the expected term of the stock options. We rely solely on historical volatility because our traded options do not have sufficient trading activity to allow us to incorporate the mean historical implied volatility from traded options into our estimate of future volatility. The expected term calculation for stock options granted to directors and officers is based on the observed and expected time to post-vesting exercise and forfeitures of stock options by those individuals. The expected term calculation for stock options granted to all other individuals is based on the “simplified” method described in SAB No. 107, Share-Based Payment. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that we have never paid cash dividends on our common stock, and we have no present intention to pay cash dividends.

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
          The fair value of share-based awards is recognized as expense over the requisite service period, net of estimated forfeitures. Based on our historical experience of option pre-vesting cancellations, we have assumed an annualized forfeiture rate of 13% for our stock options granted to individuals not terminated as a result of a restructuring of our operations in connection with the sale of the Witmer Road Facility (2006 Restructuring) (see Note 13). For employees terminated as a result of the 2006 Restructuring, we have assumed an annualized forfeiture rate of 100%. We have not assumed any expected forfeitures for RSUs because those awards have been granted to a small number of individuals. Under the provisions of SFAS No. 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated. We rely primarily on historical experience to estimate expected forfeitures.
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
          As of September 30, 2006, there was $2,481 of total unrecognized compensation cost, which includes the impact of expected forfeitures, related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.4 years.
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

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)

	Three months ended	Nine months ended
	September 30,	September 30,
	2005	2005

Net loss — as reported	$(22,621)	$(44,173)

Add: Stock-based employee compensation expense included in reported net loss	(2)	820
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(1,193)	(4,139)

Net loss — pro forma	$(23,816)	$(47,492)

Basic and diluted net loss per share — as reported	$(0.69)	$(1.42)

Basic and diluted net loss per share — pro forma	$(0.73)	$(1.52)

          The weighted-average fair value per share of stock options granted during the three and nine months ended September 30, 2005 was $1.64 and $2.55, respectively. During the three and nine months ended September 30, 2005, the fair value of each stock option award was determined as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005

Expected volatility	75%	75%
Expected term (years)	0.7 — 7.8	0.7 — 8.5
Risk-free interest rate	3.9 — 4.3%	3.9 — 4.3%
Expected dividend yield	0%	0%
     Restricted Stock Units
          In May 2005, restricted stock units (RSUs) were granted to members of our board of directors in lieu of cash payment for services. Because these RSUs vested immediately, we charged the fair value of $107 relating to these RSUs to operating expenses on the date of grant.
          In March 2005, the Compensation Committee of our board of directors (Compensation Committee) modified our 2004 bonus program for officers, adjusted salaries for officers to reduce cash payments, granted RSUs to officers, and decided to pay any 2005 bonuses for officers by the award of RSUs instead of cash. In March 2005, the aggregate value of liability-classified awards of $382 related to the payment of a portion of 2004 officer bonuses in RSUs instead of cash was reclassified to additional paid-in capital. In January 2006, the aggregate value of the liability-classified awards of $129 related to the payment of 2005 officer bonuses in

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
RSUs instead of cash was reclassified to additional paid-in capital. During the nine months ended September 30, 2006 and 2005, we recorded $134 and $688, respectively, of expense for RSUs, of which $21 and $326, respectively, were recorded while the RSUs were liability-classified. A summary of the status of RSUs as of September 30, 2006, and changes during the nine months then ended, is presented in the following table:

				Weighted-average
		Weighted-average		remaining
		grant-date fair	Aggregate intrinsic	contractual life
	Shares	value	value	(years)

Outstanding at January 1, 2006	290	$3.68
Awarded	84	2.29
Settled	(246)	3.90
Forfeited	—	—

Outstanding at September 30, 2006	128	$2.34	$253	0.2

Vested at September 30, 2006 and expected to vest	128	$2.34	$253	0.2

          The number of shares and aggregate intrinsic value of the vested portion of RSUs outstanding at September 30, 2006 were 89 and $176, respectively. The number of shares and aggregate fair value of RSUs that vested during the nine months ended September 30, 2006 were 180 and $630, respectively. In accordance with the terms of the RSUs, vested awards will be settled in shares upon the earlier to occur of 18 months after the grant date or six months after the grantee’s separation from service, subject to certain conditions.
12. Collaborative Agreements and Significant Customer Concentration
          Our revenues from collaborative agreements have historically been derived from a few major collaborators. Our collaborative agreements have had some or all of the following elements: upfront fees, research and development funding, milestone revenues, and royalties on product sales. During the three and nine months ended September 30, 2006, one customer accounted for 92% and 79%, respectively, of total revenues. During the three and nine months ended September 30, 2005, that customer accounted for 39% and 43%, respectively, of total revenues. During the three and nine months ended September 30, 2006, a second customer accounted for 8% and 21%, respectively, of total revenues. During the three and nine months ended September 30, 2005, that second customer accounted for 61% and 57%, respectively, of total revenues.

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)
     Novo Nordisk A/S Agreements
          Our agreements with Novo Nordisk A/S provide for us to invoice Novo Nordisk before the beginning of each calendar quarter for the budgeted amount of our anticipated research and development activities during the quarter. Following the end of each quarter, we provide a statement to Novo Nordisk of the actual costs of our research and development activities for the quarter, and we arrange with Novo Nordisk to have any difference either paid by one party to the other or reflected as an adjustment on the next scheduled invoice. As of December 31, 2005, our accounts receivable and current portion of deferred revenue each included $735 of budgeted costs relating to research and development activities we expected to complete during the first quarter of 2006. Because the expected activities to be completed during the fourth quarter of 2006 had not been finalized as of September 30, 2006, our accounts receivable and current portion of deferred revenue as of September 30, 2006 did not include the budgeted costs for those activities.
13. Restructurings
     2006 Restructuring
          In September 2006, we implemented a restructuring of operations in connection with the sale of the Witmer Road Facility. Our net loss for the three and nine months ended September 30, 2006 included $710 of employee severance costs related to this restructuring, of which $575 is included in research and development operating expenses and $135 is included in general and administrative operating expenses. Of these amounts, $446 remained unpaid and is included in accrued compensation on our balance sheets, as of September 30, 2006. We expect to pay the remaining obligations by the end of the first quarter of 2007.
     2005 Restructuring
          In August 2005, we implemented a restructuring of operations to enable an enhanced focus on next-generation proteins, to allow for the anticipated transfer of production of proteins and reagents to our collaborative partners and contract manufacturers, and to reduce cash burn. Our net loss for the nine months ended September 30, 2005 included $14,002 of charges related to this restructuring, including $13,187 of non-cash property and equipment impairment charges and $815 of payments for employee severance costs. Our research and development expenses for the nine months ended September 30, 2006 include a credit of $17 to reflect our change in estimate of employee severance costs associated with the restructuring.
          As of September 30, 2006, all of the Company’s obligations related to the 2005 restructuring have been satisfied. The following table reflects the employee severance charges recorded and reversed and payments made through September 30, 2006 under the 2005 restructuring:

NEOSE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)

	Employee	Facility closure
	severance costs	costs	Total

Initial provision	$815	$—	$815

Cash payments	(542)	—	(542)

Balance as of September 30, 2005	273	—	273

Additional provision	52	152	204

Cash payments	(299)	(91)	(390)

Balance as of December 31, 2005	26	61	87

Change in estimate	(17)	—	(17)

Cash payments	(9)	(61)	(70)

Balance as of September 30, 2006	$—	$—	$—

14. Commitments and Contingencies
          In connection with the 2006 Restructuring (see Note 13), we committed to pay future cash retention bonuses to certain employees who were not given notice of termination in September 2006, contingent on their not voluntarily terminating their employment prior to the payment date. In connection with this commitment, we expect to pay $294 of retention bonuses in the first half of 2007, of which $42 was included in accrued compensation on our balance sheet as of September 30, 2006. We also granted stock options to certain employees as part of an employee retention program. These options will vest in full on July 1, 2007 for all of these employees who have not terminated their employment prior to the vesting date. The aggregate fair market value of the options was $605, which will be recognized ratably as compensation expense over the vesting period.
          In May 2006, we entered into an employment agreement with our chief executive officer, George J. Vergis, Ph.D. Under the terms of the agreement we are required to pay Dr. Vergis an annual base salary of at least $350 for continuing his employment with us. In addition, if Dr. Vergis remains employed by us through the sooner of (i) the date of payment by us of annual bonuses to senior executives and (ii) March 15, 2007, Dr. Vergis’ annual bonus for the 2006 calendar year will not be less than $105.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995:
          This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions that are not historical facts and that typically may be identified by use of terms such as “anticipate,” “believe,” “estimate,” “plan,” “may,” “expect,” “intend,” “could,” “potential,” and similar expressions, although some forward-looking statements are expressed differently. These forward-looking statements include, among others, the statements about our:
•	estimate that our existing cash and cash equivalents, expected revenue from collaborations and license agreements, and interest income should be sufficient to meet our operating and capital requirements at least through the first quarter of 2007;

•	expected losses;

•	expectations for future capital requirements;

•	expectations for operating expenses;

•	expectations for expenses for research and development, and general and administrative activities, in order to develop products, procure commercial quantities of reagents and products, and commercialize our technology;

•	expectations regarding the scope and expiration of patents;

•	expectations regarding the timing of preclinical activities, regulatory meetings and submissions, as well as the progression of clinical trials, for NE-180 and preclinical activities and the initiation of clinical trials for GlycoPEG-GCSF;

•	expectations for the development of long-acting versions of EPO and G-CSF, and subsequent proprietary drug candidates;

•	expectations as to the benefits of the disposition of our Witmer Road Facility and concurrent restructuring;

•	expectations as to the costs of constructing additional laboratory and office space in our leased facility;

•	expectations regarding net cash utilization;

•	expectations for generating revenue; and

•	expectations regarding the timing and character of new or expanded collaborations and for the performance of our existing collaboration partners in connection with the development and commercialization of products incorporating our technologies.
          You should be aware that the forward-looking statements included in this report represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. Potential risks and uncertainties that could affect our actual results include the following:
•	our ability to obtain the funds necessary for our operations;

•	our ability to meet forecasted timelines due to internal or external causes;

•	our ability to resolve the clinical hold issues raised by the FDA and to obtain clearance to conduct clinical trials for NE-180 in the U.S.;

•	our ability to obtain adequate sources of proteins and reagents either manufactured internally or sourced externally;

•	our preclinical and clinical results for our products may not be favorable;

•	our ability to develop commercial-scale manufacturing processes for our products and reagents, either independently or in collaboration with others;

•	our ability to enter into and maintain collaborative arrangements;

•	our collaborators’ willingness and ability to fund programs under our collaboration agreements;

•	our ability to develop and commercialize products without infringing the patent or intellectual property rights of others;

•	our ability to expand and protect our intellectual property and to operate without infringing the rights of others;

•	our ability and our collaborators’ ability to develop and commercialize therapeutic proteins and our ability to commercialize our technologies;

•	our ability to attract and retain key personnel;

•	our ability to compete successfully in an intensely competitive field;

•	our ability to renovate our facilities as required for our operations; and

•	general economic conditions.
          These and other risks and uncertainties that could affect our actual results are discussed in this report and in our other filings with the SEC, particularly in Item 1A of Part I of our Annual Report on Form 10-K in the section entitled “Risk Factors.”
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
          Our lead therapeutic protein candidates are GlycoPEG-EPO and GlycoPEG-GCSF. In 2004, the EPO and G-CSF drug categories had aggregate worldwide sales of approximately $11 billion and $4 billion, respectively. GlycoPEG-EPO (NE-180) is a long-acting version of erythropoietin (EPO) produced in insect cells. EPO is prescribed to stimulate production of red blood cells, and is approved for sale in major markets around the world for treatment of chemotherapy-induced anemia and anemia associated with chronic renal failure. In February 2006, we initiated a Phase I clinical trial for NE-180 in a Western European country. We plan to commence Phase II in the fourth quarter of 2006. In the U.S., our Investigational New Drug application (IND) for NE-180 continues to be on clinical hold with the U.S. Food and Drug Administration (FDA). We continue to believe we will be able to resolve the clinical hold by April 2007. The early clinical development of NE-180 may continue to be carried out entirely in Europe.
Our second proprietary protein, GlycoPEG-GCSF, is a long-acting version of granulocyte colony stimulating factor (G-CSF) that we are co-developing with BioGeneriX AG, a company of the ratiopharm Group. G-CSF is prescribed to stimulate production of neutrophils (a type of white blood cell) and is approved for sale in major markets around the world for treatment of neutropenia associated with myelosuppressive chemotherapy. In September 2006, we were advised by BioGeneriX that, although no decision had been made, it was possible that BioGeneriX would delay commencement of Phase I clinical trials for GlycoPEG-GCSF unless it secured a financing and development partner. In October 2006, BioGeneriX was notified by the regulatory authority in a Western European jurisdiction that it was cleared to initiate a first Phase I clinical trial for GlycoPEG-GCSF. In October 2006, we entered into an agreement (the “Amendment”) amending our Research, Co-development and Commercialization Agreement with BioGeneriX for the development of GlycoPEG-GCSF (the “GlycoPEG-GCSF Agreement”), as well as our Research, License and Option Agreement with BioGeneriX for the development of an undisclosed GlycoPEGylated protein (the “Undisclosed Protein Agreement”). The Amendment imposes additional diligence requirements on BioGeneriX under the GlycoPEG-GCSF Agreement, without any cure period, in exchange for the extension to December 31, 2006 of two dates on which BioGeneriX must take action under the GlycoPEG-GCSF and Undisclosed Protein Agreements. These diligence requirements include the obligation to dose the first patient in a Phase I clinical trial by November 16, 2006. In addition, the Amendment provides for BioGeneriX to assume responsibility for the payment of all reagent costs under the GlycoPEG-GCSF Agreement after January 1, 2007. These costs were previously the responsibility of Neose through the end of clinical development.
          In September 2006, we sold the Witmer Road Facility for approximately $21.0 million. We owned the Witmer Road Facility subject to mortgages supporting our term loan and industrial development authority bond. See “Financing Activities — Debt Financing Activities — Term Loan from Bank and Industrial Development Authority Bond” in the Liquidity and Capital Resources section of this Form 10-Q for a description of the material features of this borrowing. After payment of selling fees and expenses, we received net proceeds of approximately $19.3 million. Concurrent with the closing, we repaid outstanding debt associated with the facility and related equipment of approximately $9.6 million, which included accrued interest and prepayment penalties. The remaining net proceeds from the sale of the Witmer Road Facility of approximately $9.7 million will be used to further our research, preclinical development, and clinical development objectives and to fund the capital expenditures described below to the extent such expenditures are not financed through the issuance of new debt.
          We plan to consolidate our operations into a 40,000 square foot facility that we currently lease in Horsham, Pennsylvania by the end of February 2007. We expect to spend approximately $3.5 to $4.0 million through the first quarter of 2007 to construct additional laboratory and office space in the leased facility to accommodate the consolidation and to relocate our operations.
          In connection with the sale of the Witmer Road Facility, we reduced the size of our workforce by approximately 25%. We anticipate cash severance and retention costs of approximately $1.0 million, most of which were reflected in our operating results during the third quarter of 2006. After achieving the full benefits of the facility sale and headcount reduction in the fourth quarter of 2006, we expect to realize annualized savings of between $6.0 million and $8.0 million.
          We have incurred operating losses each year since our inception. As of September 30, 2006, we had an accumulated deficit of $256.8 million. We expect additional losses in 2006 and over the next several years as we continue product research and development efforts and expand our intellectual property portfolio. We have financed our operations through private and public offerings of equity securities, proceeds from debt financings, and revenues from our collaborative agreements.
          We believe that our existing cash and cash equivalents, expected revenue from collaborations and license arrangements, and interest income should be sufficient to meet our operating and capital requirements at least through the first quarter of 2007, although changes in our collaborative relationships or our business, whether or not initiated by us, may cause us to deplete our cash and cash equivalents sooner than the above estimate.
Liquidity and Capital Resources
     Overview
          We had $23.6 million in cash and cash equivalents as of September 30, 2006, compared to $37.7 million in cash and cash equivalents as of December 31, 2005. The decrease was due to continued funding of our operating activities, capital expenditures, and debt repayments, partially offset by the net proceeds from the sale of the Witmer Road Facility in September 2006. Net cash utilization for the fourth quarter of 2006 is expected to total approximately $8 million to $9 million, which includes approximately $2.0 million to fund the leasehold improvements described in “Investing Activities” of this Liquidity and Capital Resources section. Net cash utilization is expected to increase in 2007 due to increased clinical trial, process development, and manufacturing costs associated with the development of NE-180.
          We believe that our existing cash and cash equivalents, expected revenue from collaborations and license arrangements, and interest income should be sufficient to meet our operating and capital requirements at least through the first quarter of 2007. We expect an additional several years to elapse before we generate sufficient cash flow from operations to fund our operating and investing requirements. Accordingly, we will need to raise substantial additional capital to fund our operations until we are generating sufficient cash flow from operations. We plan to raise additional capital through private and public offerings of equity securities, proceeds from debt financings and revenues from existing and future collaborative agreements. If we are unable to raise additional capital when required, we may need to delay, scale back, or eliminate some of our research and development programs.
          Other than revenues from our collaborations with Novo Nordisk and BioGeneriX, and any future collaborations with others, we do not expect to generate significant revenues until such time as products using our technologies are commercialized, which is not expected during the next several years.
     Operating Activities
          Net cash used in operating activities was $20.5 million and $26.8 million for the nine months ended September 30, 2006 and 2005, respectively. The decrease for the 2006 period was primarily due to lower payroll and operating costs resulting from our August 2005 restructuring.
     Investing Activities
          During the nine months ended September 30, 2006, we received net proceeds of $19.3 million from the sale of our Witmer Road Facility. During the nine months ended September 30, 2006 and 2005, we invested $0.5 million and $0.7 million, respectively, in property and equipment. We anticipate additional capital expenditures during the remainder of 2006 and the first quarter of 2007 of approximately $3.5 to $4.0 million, which includes the cost of leasehold improvements we need in order to accomplish a consolidation of our research, development and administrative operations into our leased facility in Horsham, PA. We plan to consolidate our operations into a 40,000 square foot facility that we currently lease in Horsham, Pennsylvania. We may finance some or all of these capital expenditures through capital leases or the issuance of new debt or equity. The terms of new debt could require us to maintain a minimum cash and investments balance, or to transfer cash into an escrow account to collateralize some portion of the debt, or both.
     Financing Activities
          Equity Financing Activities
          In February 2005, we offered and sold 8.1 million shares of our common stock at a public offering price of $4.00 per share, generating net proceeds of $30.0 million.
           Debt Financing Activities
          Our total debt decreased to $2.3 million at September 30, 2006, compared to $14.5 million at December 31, 2005. This decrease primarily resulted from $9.6 million of early repayments of principal in connection with the sale of our Witmer Road Facility in September 2006. During the nine months ended September 30, 2006, we also made planned debt principal repayments of $3.0 million, which were partially offset by $0.5 million in proceeds from the issuance of debt to finance insurance policy premiums.
           Note Payable Secured by Insurance Policies
          In March 2006, we borrowed $0.5 million to finance the insurance policy premiums due on certain insurance policies. As of September 30, 2006, the outstanding principal balance under this agreement was $0.1 million. We are required to pay $61,000 of principal and interest during each of the nine months beginning on March 15, 2006 and ending on November 15, 2006. The interest is calculated based on an annual percentage rate of 5.4%. To secure payment of the amounts financed, we granted the lender a security interest in all of our right, title and interest to the insurance policies. Upon a default by us, the lender can demand, and will have the right to receive, immediate payment of the total unpaid balance of the loan. In the event of default and the demand for immediate payment by the lender, interest will accrue on any unpaid amounts at the highest rate allowed by applicable law.
           Term Loan from Bank and Industrial Development Authority Bond
          In September 2006, we repaid the outstanding balance of the term loan from a bank and the Industrial Development Authority bond in connection with the sale of the Witmer Road Facility. During the three and nine months ended September 30, 2006, interest expense included $0.1 million of prepayment premiums paid to the bank.
           Term Loan from Landlord
          In May 2004, we borrowed $1.5 million from the landlord of our leased facilities in Horsham, Pennsylvania. As of September 30, 2006, the outstanding principal balance under this agreement was $0.7 million. The terms of the financing require us to pay monthly principal and interest payments over 48 months at an interest rate of 13%. During the twelve months ending September 30, 2007, we will be required to make principal and interest payments totaling $0.4 million under this agreement.
           Equipment Loans
          As of September 30, 2006, we owed $1.4 million to an equipment lender that financed the purchase of certain equipment and facility improvements, which collateralize the amounts borrowed. We made $1.6 million of early principal repayments in September 2006 upon the closing of the sale of the Witmer Road Facility. In connection with these early principal payments, we incurred $0.1 million of prepayment penalties and included this amount in interest expense for the three and nine months ended September 30, 2006. In October 2006, we amended six promissory notes with our equipment lender in connection with the early repayment of a portion of the outstanding debt as a result of the sale of the Witmer Road Facility. Under the amended promissory notes, our last payment is scheduled for September 2008, and interest rates applicable to the equipment loan range from 8.1% to 9.5%. During the twelve months ending September 30, 2007, we will make principal and interest payments totaling $1.0 million under these agreements.

          Capital Lease Obligations
          The terms of our capital leases require us to make monthly payments through February 2009. As of September 30, 2006, the present value of aggregate minimum lease payments under these agreements was $0.1 million. Under these agreements, we will be required to make lease payments totaling $0.06 million during the twelve months ending September 30, 2007.
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
          In connection with the sale of the Witmer Road Facility, we entered into a Post-Closing Property Access Agreement that allows us to occupy portions of the Witmer Road Facility until February 28, 2007. We lease approximately 5,000 square feet of office and warehouse space in Horsham, Pennsylvania under a lease agreement that expires April 2007. In connection with the sale of the Witmer Road Facility, we agreed to assign this lease agreement to the current lessee of the Witmer Road Facility, but we have the right to continue to use and occupy portions of the leased space until the lease term expires..
          In February 2002, we entered into a lease agreement for approximately 40,000 square feet of laboratory and office space in another nearby building in Horsham, Pennsylvania. The initial term of this lease ends in July 2022, at which time we have an option to extend the lease for an additional five years, followed by another option to extend the lease for an additional four and one-half years. This lease contains escalation clauses, under which the base rent increases annually by 2%.
Summary of Contractual Obligations
          A summary of our obligations to make future payments under contracts existing as of December 31, 2005 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2005. The Liquidity and Capital Resources section of this Form 10-Q describes obligations from any material contracts entered into during the nine months ended September 30, 2006.
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

Critical Accounting Policies and Estimates
          A discussion of our critical accounting policies and estimates is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2005. Except as described below, there have not been any changes or additions to our critical accounting policies during the nine months ended September 30, 2006.
     Stock-based Compensation
          We adopted SFAS No. 123R, effective January 1, 2006. SFAS No. 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values at the date of grant. Prior to January 1, 2006, we followed APB No. 25 and related interpretations in accounting for our stock-based compensation. We elected to use the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption and to awards not fully vested as of the date of adoption. Accordingly, prior periods have not been restated.
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
          The fair value of share-based awards is recognized as expense over the service period, net of estimated forfeitures. Based on our historical experience of option pre-vesting cancellations, we have assumed an annualized forfeiture rate of 13% for our stock options granted to individuals not terminated in connection with our 2006 Restructuring (see Note 13). For employees terminated as a result of the restructuring, we have assumed an annualized forfeiture rate of 100%. We have not assumed any expected forfeitures for RSUs because those awards have been granted to a small number of individuals. Under the provisions of SFAS No.

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
Results of Operations
          We recorded net losses of $1.4 million and $17.6 million for the three and nine months ended September 30, 2006, respectively, compared to net losses of $22.6 million and $44.2 million for the corresponding periods in 2005. The following sections explain the changes between the reporting periods in each component of net loss.
          During the three and nine months ended September 30, 2006, we recorded $0.5 million and $2.0 million, respectively, of share-based compensation cost, which is included in research and development and general and administrative expenses in our Statements of Operations, primarily due to the adoption of SFAS No. 123R in January 2006.
          As of September 30, 2006, there was $2.5 million of total unrecognized compensation cost, which includes the impact of expected forfeitures, related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.4 years.
     Revenue from Collaborative Agreements
          Revenue from collaborative agreements for the three and nine months ended September 30, 2006 were $1.5 million and $5.6 million, respectively, compared to $1.5 million and $4.3 million for the corresponding periods in 2005. The increase in revenues for the nine-month period was due to increased revenues under our collaborations with Novo Nordisk. Our revenue from collaborative agreements has historically been derived from a few major collaborators. Our collaborative agreements have had some or all of the following elements: upfront fees, research and development funding, milestone revenues, and royalties on product sales.
          During the three and nine months ended September 30, 2006, one customer accounted for 92% and 79%, respectively, of total revenues. During the three and nine months ended September 30, 2005, that customer accounted for 39% and 43%, respectively, of total revenues. During the three and nine months ended September 30, 2006, a second customer accounted for 8% and 21%, respectively, of total revenues. During the three and nine months ended September 30, 2005, that second customer accounted for 61% and 57%, respectively, of total revenues.
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
     Research and Development Expense
          Our current research and development projects are divided between two categories: (i) GlycoAdvance and GlycoPEGylation and (ii) Other Glycotechnology Programs, which includes projects investigating other applications of our intellectual property. The following chart sets forth our projects in each of these categories and the stage to which each has been developed:

	Development Stage	Status
GlycoAdvance and GlycoPEGylation

NE-180	Phase I	Active
GlycoPEG-GCSF	Phase I	Active
Other protein projects	Preclinical/Research	Active

Other Glycotechnology Programs
Non-protein therapeutic applications	Research	Active
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
          Our research and development expenses for the three and nine months ended September 30, 2006 were $6.8 million and $21.2 million, respectively, compared to $7.5 million and $26.1 million for the corresponding periods in 2005. The decreases in research and development expenses during the 2006 periods as compared to the 2005 periods were primarily due to lower payroll and operating costs resulting from our August 2005 restructuring. The reduction in expenses related to the restructuring was partially offset by costs related to resolving the clinical hold for NE-180 in the U.S., higher Phase I clinical study costs for NE-180, and stock-based compensation expense resulting from the adoption in January 2006 of SFAS No. 123(R). The following table illustrates research and development expenses incurred during the three and nine months ended September 30, 2006 and 2005 for our significant groups of research and development projects (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
GlycoAdvance and
GlycoPEGylation	$3,495	$3,843	12,379	$13,992
Other Glycotechnology Programs	102	237	434	766
Indirect expenses	3,214	3,441	8,360	11,396

	$6,811	$7,521	$21,173	$26,154

          GlycoAdvance and GlycoPEGylation
          Our GlycoAdvance and GlycoPEGylation expenses result primarily from development activities, including process, preclinical and clinical development, associated with our proprietary drug development programs. These expenses decreased during the 2006 periods due to lower payroll and operating costs resulting from our August 2005 restructuring. The aforementioned decreased expenses were partially offset by increased preclinical and clinical expenses.
          Other Glycotechnology Programs
          Research and development expenses related to our Other Glycotechnology Programs decreased during the 2006 periods compared to the 2005 periods due to lower payroll and decreased supplies for early stage research.
          Indirect expenses
          Our indirect research and development expenses decreased during the 2006 periods primarily due to decreased depreciation, facilities, and payroll costs as a result of our August 2005 restructuring.
     General and Administrative Expense
          General and administrative expenses for the three and nine months ended September 30, 2006 were $3.0 million and $9.0 million, respectively, compared to $2.7 million and $8.5 million for the corresponding periods in 2005. The increase for the 2006 period was due to the recognition of stock-based compensation expense primarily resulting from the adoption in January 2006 of SFAS No. 123(R).

     Other Income and Expense
          Other income for the nine months ended September 30, 2005 was $22,000, and related to payments received during the first quarter of 2005 in excess of the carrying value of accounts receivable due to currency fluctuations. We had no other income during the nine months ended September 30, 2006.
          Interest income for the three and nine months ended September 30, 2006 was $0.3 million and $0.9 million, respectively, compared to $0.4 million and $1.1 million for the corresponding periods in 2005. The decrease during the three and nine months ended September 30, 2006 compared to the 2005 periods was primarily due to lower average cash balances, partially offset by slightly higher interest rates during the 2006 periods.
          Interest expense for the three and nine months ended September 30, 2006 was $0.6 million and $1.2 million, respectively, compared to $0.3 million and $1.0 million for the corresponding periods in 2005. Interest expense for the three and nine months ended September 30, 2006 included $0.3 million of prepayment premiums and a write-off of deferred financing costs related to the repayment of debt upon the sale of our Witmer Road Facility. Lower average debt balances in the 2006 periods compared to the 2005 periods were partially offset by higher interest rates during the 2006 periods on our variable rate debt. See “Financing Activities — Debt Financing Activities” in the Liquidity and Capital Resources section of this Form 10-Q for a description of the material features of our debt financings.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
          The primary objective of our investment activities is to preserve our capital to fund operations and maximize income from our investments without assuming significant risk. We seek the safety of principal and market liquidity by investing in high credit quality institutional money market funds and fixed income securities. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. Because our investments are short-term in duration, we believe our exposure to interest rate risk is not significant. We held no marketable securities as of September 30, 2006. The approximate principal amount of our investment portfolio as of September 30, 2006 was $23.6 million, and the weighted-average annualized interest rate and interest income earned on the portfolio during the nine months ended September 30, 2006 were 3.6% and $0.9 million, respectively. The sensitivity analysis as it relates to our investment activities assumes an instantaneous 100 basis point move in interest rates from their weighted-average levels during the nine months ended September 30, 2006. A 100 basis point move up or down in market interest rates would have caused a corresponding change of $0.3 million in interest income during the nine months ended September 30, 2006.

          As of September 30, 2006, the principal components of our debt portfolio were (1) a note payable secured by insurance policies of $0.1 million that accrues interest at a fixed annual rate of 5.4%; (2) a term loan from our landlord of $0.7 million that accrues interest at a fixed annual rate of 13.00%; (3) aggregate equipment financing of $1.4 million that accrues interest at fixed annual rates ranging from 8.1% to 9.5%; and (4) capital lease obligations with a present value of $0.1 million, for which we imputed interest at fixed annual rates ranging from 8.7% to 11.5%. Our aggregate interest expense for the nine months ended September 30, 2006 was $1.2 million. By modifying the interest expense associated with variable rate debt while it was outstanding during the nine months ended September 30, 2006, as well as for fixed rate debt entered into during the nine months ended September 30, 2006, a 100 basis point move up or down in market interest rates would have caused a corresponding change of $0.1 million in interest expense during the nine months ended September 30, 2006.
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
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures
          We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such phrase is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (Exchange Act), as of the end of the period covered by the report. Based on that evaluation, our management concluded that these controls and procedures are effective as of the end of the period covered by the report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, as amended, is recorded, processed, summarized and reported as specified in SEC rules and forms. There were no changes during our last fiscal quarter in these controls or procedures identified in connection with the evaluation, or in other factors that have materially affected, or are reasonable likely to materially affect, these controls or procedures.
     Changes in internal controls over financial reporting
          There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
          We have reviewed the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, and have added the following additional risk factor:
          Our clinical trials may be delayed.
          One potential cause of a delay in product development is a delay in clinical trials. Many factors could delay clinical trials, including, without limitation:
•	the failure to obtain or maintain regulatory clearance to conduct clinical trials;

•	slower than anticipated patient enrollment;

•	human errors in the conduct of the clinical trials;

•	insufficient supplies of clinical trial materials;

•	adverse events occurring during the clinical trial; and

•	changes in regulatory requirements.
          You should read the above risk with all other risks and uncertainties discussed elsewhere in this report and in our other filings with the SEC, particularly in Item 1A of Part I of our Annual Report on Form 10-K in the section entitled “Risk Factors.”
Item 6. Exhibits

2.1*	Purchase and Sale Agreement and Joint Escrow Instructions by and between ARE-PA Region No. 6, LLC and Neose Technologies, Inc. dated September 1, 2006.

10.1*	Post-Closing Property Access Agreement by and between Auxilium Pharmaceuticals, Inc. and Neose Technologies, Inc. dated September 1, 2006.

10.2*	Consent to Property Access Agreement by and among ARE-PA Region No.6, LLC, Auxilium Pharmaceuticals, Inc. and Neose Technologies, Inc. dated September 1, 2006.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 6, 2006.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOSE TECHNOLOGIES, INC.
Date: November 2, 2006	By:	/s/ A. Brian Davis
A. Brian Davis
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

Exhibit Index

Exhibit	Description

2.1*	Purchase and Sale Agreement and Joint Escrow Instructions by and between ARE-PA Region No.6, LLC and Neose Technologies, Inc. dated September 1, 2006.

10.1*	Post-Closing Property Access Agreement by and between Auxilium Pharmaceuticals, Inc. and Neose Technologies, Inc. dated September 1, 2006.

10.2*	Consent to Property Access Agreement by and among ARE-PA Region No.6, LLC, Auxilium Pharmaceuticals, Inc. and Neose Technologies, Inc. dated September 1, 2006.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 6, 2006.