Form 10-K
period 2006-12-31
NEOSE TECHNOLOGIES INC
filed 2007-03-16
CIK 877902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2006 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                      to
Commission File Number 0-27718
NEOSE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3549286

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

102 Rock Road
Horsham, Pennsylvania	19044

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (215) 315-9000
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

(Title of each class)	(Name of each exchange on which registered)
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
Large accelerated filer ☐     Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2006, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $76,818,298 based on the last sale price of the Common Stock on such date as reported by The NASDAQ Stock Market LLC. This calculation excludes 13,861,139 shares held on June 30, 2006 by directors, executive officers, and two holders of more than 10% of the registrant’s Common Stock.
As of March 15, 2007, there were 54,387,843 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant’s definitive proxy statement to be filed in connection with solicitation of proxies for its Annual Meeting of Stockholders to be held on May 4, 2007, is incorporated by reference into Part III of this Annual Report on Form 10-K.

NEOSE, GlycoAdvance, GlycoPEGylation and GlycoConjugation are trademarks of Neose Technologies, Inc. This Annual Report on Form 10-K also includes trademarks and trade names of other companies.

PART I
ITEM 1. BUSINESS.
Overview
     We are a clinical–stage biopharmaceutical company focused on the development of next-generation therapeutic proteins, which we believe will be competitive with best-in-class protein drugs currently on the market. Our lead therapeutic protein candidates are GlycoPEG-EPO (NE-180) and GlycoPEG-GCSF. In 2005, the EPO and G-CSF drug categories had aggregate worldwide sales of approximately $11.2 billion and $4.0 billion, respectively.
     NE-180 is a long-acting version of erythropoietin (EPO) produced in insect cells. EPO is prescribed to stimulate production of red blood cells, and is approved for sale in major markets around the world for treatment of chemotherapy-induced anemia and anemia associated with chronic renal failure. NE-180 is being developed for the treatment of anemia in adult cancer patients with non-myeloid malignancies receiving chemotherapy and for the treatment of anemia associated with chronic kidney disease, including patients on dialysis and patients not on dialysis. During 2006, we completed a Phase I clinical trial for NE-180 in Switzerland. In January 2007, we received approval from Swissmedic, the Swiss Agency for Therapeutic Products, for the initiation of a Phase II human trial to evaluate the safety, tolerability and dose response of NE-180 in cancer patients receiving platinum-based chemotherapy. In March 2007, we received approval from the U.S. Food and Drug Administration (FDA) to initiate clinical trials in the U.S. in response to our amended Investigational New Drug application (IND).
     Our second proprietary protein, GlycoPEG-GCSF, is a long-acting version of granulocyte colony stimulating factor (G-CSF) that we are co-developing with BioGeneriX AG, a company of the ratiopharm Group. G-CSF is prescribed to stimulate production of neutrophils (a type of white blood cell) and is approved for sale in major markets around the world for treatment of neutropenia associated with myelosuppressive chemotherapy. In November 2006, BioGeneriX initiated the first of two planned Phase I clinical trials for GlycoPEG-GCSF. We expect BioGeneriX to initiate and complete the second Phase I trial during 2007.
     We believe that our enzymatic pegylation technology, GlycoPEGylation™, can improve the drug properties of therapeutic proteins by building out, and attaching polyethylene glycol (PEG) to, carbohydrate structures on the proteins. We are using our technology to develop proprietary versions of protein drugs with proven safety and efficacy and to improve the therapeutic profiles of proteins being developed by our partners. We expect these modified proteins, such as NE-180 and GlycoPEG-GCSF, to offer significant advantages, including less frequent dosing and possibly improved efficacy, over the original versions of the drugs now on the market, as well as to meet or exceed the pharmacokinetic profile of next-generation versions of the drugs now on the market. We believe this strategy of targeting drugs with proven safety and efficacy allows us to lower the risk profile of our proprietary development portfolio as compared to de novo protein drug development. We intend to continue to focus our research and development resources on therapeutic proteins that we believe have the highest probability of clinically meaningful therapeutic profile improvements from our technology and are in commercially attractive categories.
Opportunities in the Therapeutic Protein Market
     Worldwide sales of protein drugs in 2006 have been reported at over $47 billion, and by some estimates are expected to grow to over $55 billion by 2011. We believe that many of the proteins now on the market will lose the protection of certain patent claims over the next 15 years. In addition, many marketed proteins are facing increased competition from next-generation versions or from other drugs approved for the same disease indications. Although not every protein drug is a candidate for the use of our technologies, we believe our technologies can be applied to many of these marketed drugs to create products with improved clinical profiles. We are pursuing opportunities in this field through our own proprietary drug development portfolio, our exploratory research program and our partnering and licensing program. We will continue our efforts to build a portfolio of commercially attractive partnerships in a blend of co-developments and licenses. Where possible, we will seek partnerships that allow us to participate significantly in the commercial success of each of the compounds.
Our Technology
     Our GlycoPEGylation technology involves the use of enzymes to attach PEG to carbohydrate structures that we have introduced or modified on proteins. We have developed a special expertise and an extensive intellectual property position in this area. Our technologies may permit the development of therapeutic proteins with improved clinical profiles. In some cases, these improvements to therapeutic proteins may also allow us to create new intellectual property relating to our core technologies, as well as new compositions of matter. In addition, our technology can be applied to proteins produced in a variety of cell expression systems, including Chinese hamster ovary (CHO) cells, E. coli, and insect cells. We continue to make significant investments in research and development and legal services to protect and expand our intellectual property position. We believe our core technologies have broad application to protein drug development and can be extended to provide an opportunity for sustainable growth. We are using our GlycoPEGylation technology in our drug development portfolio, in our partnering and licensing program, and in our exploratory research.
     Improved Clinical Profiles. Common protein drug delivery problems include poor solubility and stability, proteolysis (rapid degradation), rapid clearance, and immunogenicity. For some proteins, one approach to these problems has been conventional chemical pegylation — the attachment of the large, water-soluble polymer, PEG, directly to the amino acid backbone of the protein. Pegylation may improve the solubility, stability, half-life and immunogenicity profile of a protein drug. Pegylation has been used in marketed drugs, such as PEG-INTRON®, PEGASYS® and Neulasta®.
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
     By employing GlycoPEGylation, we are able to attach PEG efficiently and selectively to the carbohydrate structures on proteins, rather than attaching PEG directly to the protein backbone. By linking PEG to carbohydrate structures that are remote from the protein’s active site, GlycoPEGylation may preserve the bioactivity of the drug and extend its half-life. We believe that significant clinical benefits may be achieved through the application of our GlycoPEGylation technology to proteins. By using our GlycoPEGylation technology, we have been able to demonstrate with several drug candidates a prolonged drug effect in animals, including drug candidates that have not shown biological activity following chemical pegylation.
     Enabling Multiple Expression Systems. In addition to attaching PEG to carbohydrate structures, our enzymes also modify or introduce carbohydrate structures on proteins. We refer to this as our GlycoAdvance® technology. Currently, recombinant glycoprotein drugs are often produced in mammalian cell culture expression systems, primarily Chinese hamster ovary (CHO) cells. Generally, carbohydrates are added to proteins during the process of expression. CHO cells, and many other expression systems used for commercial manufacturing of proteins, tend to produce protein molecules with incomplete or inconsistent carbohydrate structures. In the human body, these incompletely glycosylated proteins may be cleared too rapidly, thus compromising the half-life and effectiveness of these proteins.
     Our technology addresses these problems by employing enzymes to modify the carbohydrate structures on proteins that have inadequate carbohydrate structures and to introduce carbohydrate structures on proteins that have none. Proteins may have inadequate carbohydrate structures as a result of the cell expression systems used, or may have no carbohydrate structures in their native state. Our ability to modify or introduce carbohydrate structures allows our GlycoPEGylation technology to be applied to proteins produced in a variety of cell expression systems, including CHO cells, E. coli, and insect cells.
GlycoPEGylated Products in Development
     There are currently three next-generation therapeutic protein candidates in development using our GlycoPEGylation technology: NE-180, GlycoPEG-GCSF, and a long-acting version of Factor VIIa (GlycoPEG-FVIIa).
     NE-180. We are developing NE-180, a long-acting version of EPO that is produced in insect cells. NE-180 is being developed for the treatment of anemia in adult cancer patients with non-myeloid malignancies receiving chemotherapy and for the treatment of anemia associated with chronic kidney disease, including patients on dialysis and patients not on dialysis. During 2006, we completed a Phase I clinical trial for NE-180 in Switzerland. We concluded from that trial that single doses of NE-180, up to 1.5 µg/kg, were generally well-tolerated with no serious adverse events and demonstrated potent, dose-dependent erythropoietic activity. The results from the Phase I study support a Phase II program in patients with anemia associated with chronic kidney disease, dosed every four weeks, and in cancer patients receiving chemotherapy, dosed every three weeks.
     In January 2007, we received approval from Swissmedic, the Swiss Agency for Therapeutic Products, for the initiation of a Phase II human trial. The Phase II trial is designed as an open label, sequential, ascending dose study to evaluate the safety, tolerability and dose response of NE-180 in cancer patients receiving platinum-based chemotherapy. In

March 2007, we received clearance from the U.S. Food and Drug Administration (FDA) to initiate clinical trials in the U.S. in response to our amended Investigational New Drug application (IND).
     EPO is prescribed to stimulate production of red blood cells, and is approved for sale in major markets around the world for the treatment of chemotherapy-induced anemia and anemia associated with chronic renal failure. EPO accounts for more sales worldwide than any other glycoprotein drug. Worldwide sales in the EPO category in 2005 were approximately $11.2 billion. Of these sales, approximately $6.8 billion were in the U.S. and approximately $4.4 billion were outside the U.S.
     We believe that the expiration of key patents covering EPO will provide commercial opportunities in time frames consistent with our development timeline. While we expect to pursue early entry opportunities in the U.S., we expect to pursue regulatory and marketing approval first in Europe, where the key patents, along with those in Japan, have expired.
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
     GlycoPEG-GCSF. We are developing GlycoPEG-GCSF, a long-acting version of G-CSF, in collaboration with our partner BioGeneriX. In November 2006, BioGeneriX initiated in a Western European jurisdiction the first of two planned Phase I clinical trials for GlycoPEG-GCSF. We expect BioGeneriX to initiate and complete the second Phase I trial during 2007. G-CSF is prescribed to stimulate production of neutrophils (a type of white blood cell), and is approved for sale in major markets around the world for treatment of neutropenia associated with myelosuppressive chemotherapy. Worldwide sales in the G-CSF category in 2005 were approximately $4.0 billion. Of these sales, approximately $2.7 billion were in the U.S. and approximately $1.3 billion were outside the U.S.
     We believe that the expiration of key patents covering G-CSF will provide commercial opportunities in a time frame consistent with our development timeline. We expect that regulatory approval for GlycoPEG-GCSF will be sought both in and outside the U.S. We believe that key patents covering G-CSF have expired in Europe, and will expire in the U.S. in late 2013 and in other jurisdictions between these times. We expect BioGeneriX to pursue regulatory and marketing approval for GlycoPEG-GCSF first in Europe.
     GlycoPEG-FVIIa (Long-acting rFVIIa). A long-acting form of recombinant Factor VIIa is being developed by our partner, Novo Nordisk, utilizing our GlycoPEGylation technology. In 2006, we successfully completed technical transfer of the process to Novo Nordisk, who performed preclinical pharmacokinetic and pharmacodynamic studies, and conducted other preclinical activities. Novo Nordisk has announced that they plan to initiate Phase I clinical studies in 2007. Factor VIIa is used in the treatment of bleeding episodes and for the prevention of bleeding during surgery or invasive procedures in patients with congenital hemophilia with inhibitors to coagulation factors VIII or IX. The worldwide market for recombinant Factor VIIa was approximately $1 billion in 2006, with all of the sales being generated by Novo Nordisk. Novo Nordisk is also investigating other applications for Factor VIIa, including its use in hemophilia prophylaxis, intracerebral hemorrhage, trauma, traumatic brain injury, and spinal and cardiac surgery.
Partnering And Licensing Program
     Currently we have the following collaborations:
     BioGeneriX. In 2004, we entered into an agreement with BioGeneriX to use our proprietary GlycoAdvance and GlycoPEGylation technologies to develop a long-acting version of G-CSF. In October 2006, we entered into an amendment of this agreement. Under the agreement, as amended, we and BioGeneriX shared the expenses of preclinical development. BioGeneriX is responsible for supplying the protein and funding the clinical development program and we are responsible for supplying enzyme reagents and sugar nucleotides. As of January 1, 2007, BioGeneriX is responsible for the cost of reagent supply. If we and BioGeneriX proceed to commercialization, we will have commercial rights in the U.S., Canada, Mexico and Japan, and BioGeneriX will have commercial rights in Europe and the rest of the world. Each company has the ability to search for its own marketing partner for its territories and will receive significant royalties on product sales in the other company’s territory. Each party has the right, in various circumstances, to terminate the agreement by giving the required notice to the other party, subject to the other party’s right to continue working on the development and commercialization of a long-acting version of G-CSF, as provided in the agreement. In addition, we have immediate termination rights, in which case we will have all rights to the product candidate, including supply of protein from BioGeneriX or its contract manufacturer, in the event BioGeneriX does not meet certain Phase I and Phase II diligence requirements. In November 2006, BioGeneriX initiated a Phase I clinical trial for GlycoPEG-CGSF in a Western European jurisdiction, and we expect BioGeneriX to conduct a second Phase I trial during 2007.
     In 2005, we entered into a research, co-development and commercialization agreement with BioGeneriX for a GlycoPEGylated erythropoietin made in CHO cells (GlycoPEG-CHO-EPO). We received a non-refundable payment in connection with the execution of this agreement. The agreement provided for us to conduct research on behalf of BioGeneriX for up to 12 months and grant BioGeneriX the right to obtain an exclusive, worldwide license to use our enzymatic technologies to develop and commercialize a long-acting version of the target protein. Under an amendment to the agreement entered into in October 2006, BioGeneriX had until December 31, 2006 to exercise the option. BioGeneriX did not exercise the option and all rights to Neose’s GlycoPEGylation technology as it applies to GlycoPEG-CHO-EPO reverted to Neose.
     Novo Nordisk. In 2003, we entered into two agreements with Novo Nordisk A/S to use our GlycoPEGylation technology to develop and commercialize next-generation versions of Factors VIIa, VIII and IX, one of which, Factor VIIa, is currently marketed by Novo Nordisk. Under these agreements, we received a $4.3 million upfront fee, and Novo Nordisk funds our research and development activities for these three proteins. We may also receive up to $52 million in development milestones under these agreements, as amended, as well as significant royalties on sales of the licensed products.
     In October 2006, we entered into an amended and restated agreement with Novo Nordisk, which supersedes one of the original agreements entered into in November 2003. The amended and restated agreement incorporates the prior amendments to the original agreement and further amends the original agreement to clarify certain terms and conditions related to intellectual property. Under these agreements, as amended, Novo Nordisk’s license with respect to each protein continues until the expiration of the last Neose patent covering a licensed product, or until the earlier termination of the applicable agreement. Novo Nordisk has the right to terminate each of the agreements without cause. We have the right to terminate the agreement with respect to Factors VIII and IX if there are no commercial sales of licensed products within a specified period, subject to Novo Nordisk’s ability to extend by paying minimum royalties.
Exploratory Research Program
     We conduct exploratory research, both independently and with collaborators, on therapeutic candidates, primarily proteins, using our enzymatic technologies. Successful therapeutic candidates may be advanced for development through our own drug development program, our partnering and licensing program, or a combination of the two.
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
     Patents and Proprietary Rights. We have continued to file patent applications covering new developments in our technologies, including compositions and methods for enzymatically introducing and modifying sugar chains on a multitude of proteins to form stable linkages between a sugar attached to a polypeptide and a water soluble polymer, therapeutic compound, targeting agent, or other biologically active molecule.
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
     We own 28 issued U.S. patents, and have licensed 78 issued U.S. patents from various institutions. In addition, we own or have licensed over 124 patent applications pending in the U.S. There are also 522 foreign patent applications pending or granted related to our owned and licensed patents. Additionally, we have assigned four issued U.S. patents and seven granted or pending foreign counterparts to Magnolia Nutritionals, our joint venture with McNeil Nutritionals (a subsidiary of Johnson & Johnson).
     We recently received five U.S. patents and five Notices of Allowance from the U.S. Patent and Trademark Office from and for our patent applications related to our GlycoConjugation and GlycoPEGylation technologies. The granted U.S. claims broadly cover glycosyl-linked polyethylene glycol conjugates of therapeutic peptides, methods of GlycoConjugating a Factor VIII polypeptide, and GlycoConjugates comprising more than one peptide. These recently granted U.S. patents and U.S. allowances belong to a series of pending patent applications directed toward our broad GlycoConjugation technology platform and proprietary proteins.
     Proprietary Protein Drugs. To pursue our strategy of developing proprietary protein drugs, we must ascertain the nature, scope and expiration of existing patent claims covering the proteins we may target for development, and our methods of improving them, such as adding PEG. The patent coverage on these proteins and methods of making them is complex. These patents must be analyzed on a claim-by-claim basis, and we must make decisions based on our analysis of these varied claims. The patents and their expiration dates often vary from the U.S. to Europe to Japan. It is possible that we are unaware of issued patents or pending patent applications that are relevant to our product candidates, either because our search did not find them or because they are not yet publicly available.
     In order to market proprietary versions of currently marketed proteins, it is necessary to determine the expiration dates of existing patent claims that could cover a product candidate by analyzing numerous, complex patent claims and, in some cases, judicial opinions. The analysis of patents is subject to different interpretations. Our analysis of the patent coverage surrounding EPO in the U.S. has encouraged us that there may be opportunities to enter the U.S. market with NE-180 sooner than our competitors whose products would have different characteristics or manufacturing processes. If we pursue a strategy of early entry in the U.S., litigation could result, and would be costly regardless of whether we were successful. Litigation could also result in delays in the launch of a product, even if we ultimately were to prevail in the litigation.
     Nature of Protection. The nature of patent protection in the pharmaceutical and biotechnology industry is complex, uncertain and unpredictable, and expensive. The patents we seek may not issue, or may issue with a narrower scope than originally sought, and may not be valid or effectively enforceable. Even if our patents are enforceable, enforcement of our patents could be time consuming and expensive. If the claims in our pending patent applications are narrowed prior to issuance, others will have greater opportunity to circumvent or design around our patent protection.
     We also have proprietary trade secrets and know-how that are not patentable or that we have chosen to maintain as secret rather than filing for patent protection. We seek to protect our secret information by entering into confidentiality agreements with employees, consultants, licensees, and potential collaboration partners. These agreements generally provide that all confidential information developed by us, or made known by us to the other party, during the relationship shall be kept confidential and may not be disclosed to third parties, except in specific circumstances. Our agreements with employees also provide that inventions made by the employee during the period of employment will be solely owned by us if they are the result of tasks assigned by us or the use of property (including intellectual property) owned or used by us. Our agreements with consultants generally provide that inventions conceived by the consultant while rendering consulting services to us will be our exclusive property.
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
     After laboratory analysis and preclinical testing in animals, a regulatory filing is required to be submitted to the appropriate authorities before human testing may begin. In the U.S., an IND filing is made to the FDA. In Europe, a Clinical Trial Application, including an Investigational Medicinal Product Dossier (IMPD) in a country requiring adherence to guidance of the European Agency for the Evaluation of Medicinal Products (EMEA), or other country-specific filing, such as is the case in Switzerland, is submitted to the national health authority (Competent Authority) in each country in which a clinical trial is planned. Typically, a sequential three-phase human clinical testing program is then undertaken, but the phases may overlap or be combined. Certain phases may not be necessary for a particular product. Each clinical study is conducted according to an approved protocol after written approval is obtained from an independent Institutional Review Board (IRB) in the U.S, or Independent Ethics Committee (IEC) in Europe. During Phase I, small clinical trials are conducted to determine the safety of the product in healthy volunteers. During Phase II, clinical trials are expanded in size and are conducted to assess safety, establish an acceptable dose, and gain preliminary evidence of the efficacy of the product in a subset of the target population. During Phase III, clinical trials are further expanded in size and conducted to obtain sufficient data to establish statistically significant proof of safety and efficacy in the target population. The time and expense required to perform this clinical testing vary and can be substantial. The results of the non-clinical and clinical testing of a biological pharmaceutical product are then submitted to the appropriate authority in the form of a Biologics License Application (BLA), or New Drug Application (NDA) in the U.S., or a Marketing Authorization Application (MAA) or equivalent in Europe. If the application contains all pertinent information and data, the appropriate regulatory authority will formally accept the file for review. In responding to this filing, the regulatory authority may grant marketing approval, request additional information, or deny the application.
     No action may be taken to market any new drug or biologic product in either the U.S. or Europe until an appropriate marketing application has been approved by the responsible regulatory authority. Even after initial regulatory approval is obtained, further clinical trials may be required to provide additional data on safety and effectiveness or to gain clearance for the use of a product as a treatment for indications other than those initially approved. Side effects or adverse events that are reported during clinical trials may delay, impede, or prevent marketing approval. Similarly, adverse events that are reported after obtaining marketing approval may result in additional limitations being placed on the use of a product and, potentially, withdrawal of the product from the market.
     The regulatory requirements and approval processes of countries in Europe (including Switzerland, where we conducted the Phase I clinical trial for NE-180) are similar to, but not the same as, those in the U.S. The European clinical trials are being performed in a manner consistent with FDA requirements, which would potentially allow the data generated from the European trials to be used to support an IND or NDA in the United States.
     In addition to regulating and auditing human clinical trials, the FDA regulates and inspects equipment, facilities, and processes used in the manufacture and control of products prior to providing approval to market a product. Among other conditions for marketing approval in the U.S., the prospective manufacturer’s quality control and manufacturing procedures must conform on an ongoing basis with current Good Manufacturing Practices (cGMP). Before granting marketing approval, the FDA will perform a pre-licensing inspection of the facility to determine its compliance with cGMP and other rules and regulations. In complying with cGMP, manufacturers must continue to expend time, money and effort in the area of production, training and quality control to ensure full compliance. After approval of a BLA or NDA, manufacturers are subject to periodic inspections by the FDA. If, as a result of FDA inspections relating to our products or reagents, the FDA determines that equipment, facilities, or processes do not comply with applicable FDA regulations or conditions of product approval, the FDA may seek civil, criminal, or administrative sanctions and remedies against us, such as the suspension of manufacturing operations, the seizure of products, and the suspension of sales of our products.
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
     Other Regulations Affecting our Business. We are subject to various other laws and regulations, such as those relating to safe working conditions, employee relations, employee benefits, the environment (including the use and disposal of hazardous or potentially hazardous substances), antitrust and international trade, securities law and taxation. We endeavor to comply with applicable laws and regulations. However, we recognize that this is a complex and expensive process, and that we cannot predict when changes will occur or whether they would have a material adverse effect on our operations.
     We contract with third parties for supplies and services that are critical to our business. These third parties are also subject to government regulation. The failure of any of these third parties to comply with applicable laws and regulations could cause substantial delays to our drug development timelines and have a material adverse effect on our operations.
     Third-Party Reimbursement. Our ability and the ability of each of our collaborators to successfully commercialize drug products may depend in part on the extent to which coverage and reimbursement for the cost of such products will be available from government health administration authorities, private health insurers, and other organizations. Uncertainty continues within the pharmaceutical and biotechnology industries as to the reimbursement status of new therapeutic products, and we cannot be sure that third-party reimbursement would be available for any therapeutic products that we or our collaborators may develop. Healthcare reform, especially as it relates to prescription drugs, is an area of increasing attention and a priority of many governmental officials.
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
     First-Generation EPO and G-CSF Products. In the U.S., first-generation EPO products are marketed by Amgen as Epogen`® for kidney disease and Ortho Biotech as Procrit® for cancer-related anemia. In Europe, Ortho Biotech’s Eprex® and Roche’s NeoRecormon® are marketed for both kidney and cancer indications. In Japan, Amgen’s and Roche’s products are sold respectively by Kirin Brewery (ESPO®) and Chugai (Epogin®) for kidney disease. 2005 worldwide sales of these first generation EPO products were approximately $8.0 billion. Shire’s Dynepo™ was approved for marketing in the European Union, and has been launched in Germany.
     First-generation G-CSF products are marketed in the U.S. and Europe by Amgen as Neupogen®, in Europe by Sanofi Aventis as Granocyte®, and in Japan by Kirin Brewery (GRAN®), Chugai (Neutrogin®) and Kyowa Hakko Kogyo (Neu-up®®). 2005 worldwide sales of these first generation G-CSF products were approximately $1.7 billion.
     Competitive Next-Generation EPO and G-CSF Products. Other companies have programs focused on developing next-generation or improved versions of EPO and G-CSF, and some are already marketing improved versions of these products.
     Amgen currently markets Aranesp®, its improved version of EPO, which has a longer circulating half-life than Amgen’s first-generation EPO product, Epogen. Amgen launched Aranesp in the last quarter of 2001 and has reported that global sales of Aranesp were approximately $4.1 billion during 2006. Roche is developing an improved EPO known as Mircera. In April 2006, Roche filed a BLA with the FDA and EMEA for certain renal indications for Mircera. Roche has indicated that it plans to seek regulatory approval for cancer-related anemia indications in 2009. In late 2005, Amgen filed a lawsuit against Roche alleging that Mircera infringes on Amgen’s patents. Besides Amgen, Ortho Biotech and Roche, other companies are applying their technologies to develop improved EPO compounds. Syntonix (which announced in January

2007 that it has signed a definitive agreement to be acquired by Biogen Idec) has tested its EPO-Fc fusion protein in a Phase I proof-of-principle study and has announced it is developing a different candidate. Fibrogen is developing FG-2216 and FG-4592, its small molecule promoter of endogenous EPO, which are in Phase II and Phase I respectively. Affymax is developing Hematide, its synthetic EPO-like peptide, which is currently in Phase II.
     Amgen currently markets Neulasta®, which is a modified version of its original G-CSF product, Neupogen®. Neulasta is a chemically pegylated compound, with a longer circulating half-life than Neupogen. Amgen launched Neulasta in the first quarter of 2002 and has reported that global sales of Neulasta were approximately $2.3 billion during 2005. Other companies are also applying their technologies to develop long-acting competitors to G-CSF.
     Next-Generation Protein Development. We are aware that other companies are working on the development of other next-generation protein therapeutics to which we are also applying our technology. Our product candidates will face competition from products already established in the marketplace and new therapies that may be developed by our competitors or may result from advances in biotechnology or other fields.
     Follow-on Biologics (Biogenerics). Several companies are pursuing the opportunity to develop and commercialize follow-on versions of currently marketed biologic products, including EPO, G-CSF and others. These companies include Novartis (Sandoz), BioGeneriX, Stada (Bioceuticals), BioPartners, Teva Sicor USA and Pliva (which has been acquired by Barr Pharmaceuticals). In the U.S. and Japan, a clear development and regulatory path does not currently exist for biologic products that are, or soon will be, off-patent, although a bill was recently introduced in the U.S. Senate to authorize the FDA to approve generic versions of biologics. In Europe, the first guidelines regarding the quality, preclinical and clinical development of follow-on biologics was adopted in September 2005.
     Research and Development Services. Although we are focused on the development of proprietary protein drugs, we also use our GlycoPEGylation technology to provide collaborative research services and product improvement opportunities to other pharmaceutical and biotechnology companies. These services may compete with efforts within these companies to improve therapeutic protein profiles and expression, and with services provided by other companies to improve proteins, such as chemical pegylation technology.
Manufacturing
     We used our former Witmer Road pilot manufacturing facility (Witmer Road Facility), which we sold in September 2006, to develop manufacturing processes for NE-180, enzyme reagents and key sugar nucleotides (including our sugar-PEG nucleotides). We manufactured NE-180 in sufficient quantities to meet the needs of our expected preclinical development and early clinical trials. In 2006, we began to engage third-party contract manufacturing organizations (CMOs) to supply NE-180, enzyme reagents and sugar nucleotides for late Phase II and Phase III clinical development.
     Our partners currently manufacture or otherwise provide the native proteins that are subsequently remodeled using GlycoPEGylation and will incorporate the remodeling processes at their facilities. Our supply chain obligations, outside of NE-180, are therefore confined to the supply of enzyme reagents and sugar nucleotides. We use CMOs for the supply of our enzyme reagents and sugar nucleotides, except those that are available commercially.
Marketing, Distribution, and Sales
     We intend to capitalize on the significant experience and resources of our collaborative partners to commercialize proprietary products made using our technologies. These partners generally would be responsible for much of the development, regulatory approval, sales, marketing, and distribution activities for products incorporating our technologies. However, we intend to retain some commercial rights to some proteins in select territories, as we did in our collaboration with BioGeneriX. If we commercialize any products on our own, we will have to establish or contract for regulatory, sales, marketing, and distribution capabilities, and we may have to supplement our development capabilities. The marketing, advertising, and promotion of any product manufactured using our technology would be subject to regulation by the FDA or other governmental agencies.
Employees
     As of December 31, 2006, we employed 78 individuals, consisting of 59 employees engaged in research and development activities, and 19 employees devoted to corporate and administrative activities. None of our employees is covered by collective bargaining agreements. We believe we have good relations with our employees.

Restructurings and Employee Severance Costs
     In March 2007, we initiated a restructuring of operations designed to allow for significantly higher clinical development costs for NE-180, while keeping anticipated 2007 net cash spending consistent with 2006 levels. The restructuring, which will be implemented over the next few months, will result in a workforce reduction of approximately 40%. We estimate that we will incur cash restructuring costs of approximately $1.0 million, most of which will be reflected in our operating results during the first half of 2007. We have not yet determined if we will incur any contract termination or non-cash impairment charges in connection with the restructuring.
     In September 2006, we implemented a restructuring of operations in connection with the sale of the Witmer Road Facility. The employee severance costs incurred for this restructuring were payable pursuant to an employee severance plan established in August 2005. Therefore, these costs did not meet the definition for classification as a restructuring charge on our Statements of Operations. Our net loss for the year ended December 31, 2006 included $0.7 million of employee severance costs related to this restructuring, of which $0.6 million was included in research and development expenses and $0.1 million was included in general and administrative expenses.
     In August 2005, we implemented a restructuring of operations to enable an enhanced focus on next-generation proteins, to allow for the transfer of production of proteins and reagents to our collaborative partners and CMOs, and to reduce cash burn. Our net loss for 2005 included $14.2 million of charges related to this restructuring, including $13.2 million of non-cash property and equipment impairment charges, most of which related to the Witmer Road Facility and related equipment, and $1.0 million of payments for employee severance and costs to close our leased facility in San Diego, California.
Internet Address and Securities Exchange Act Filings
     Our internet address is www.neose.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make these reports and amendments available on our website as soon as practicable after filing them electronically with, or furnishing them to, the Securities and Exchange Commission (SEC).
ITEM 1A. RISK FACTORS.
Financial Risks
  We require additional capital to fund our operations. Any additional financing could result in equity dilution.
     To date, we have funded our operations primarily through proceeds from the public and private placements of equity securities. We have also funded our operations to a lesser extent from proceeds from the sale of the Witmer Road Facility, property and equipment financing, interest earned on investments, corporate collaborations, and the sale of investments. In March 2007, we sold 21.4 million shares of our common stock and warrants to purchase 9.6 million shares of common stock through a private placement at a price of $2.02 per unit, generating net proceeds of approximately $40.5 million. The warrants have a five-year term and an exercise price of $1.96 per share. We believe that our existing cash and cash equivalents (including the net proceeds from our March 2007 financing), expected proceeds from collaborations and license arrangements, and interest income should be sufficient to meet our operating and capital requirements at least through the second quarter of 2008, although changes in our collaborative relationships or our business, whether or not initiated by us, may affect the rate at which we deplete our cash and cash equivalents. Our present and future capital requirements depend on many factors, including:
•	level of research and development investment required to develop our therapeutic proteins, and maintain and improve our technology position;

•	the costs of process development and scale-up of proteins and reagents for research, development and at commercial scale;

•	the results of non-clinical and clinical testing, which can be unpredictable in drug development;

•	the time and costs involved in obtaining regulatory approvals;

•	changes in product candidate development plans needed to address any difficulties that may arise in process development, scale-up, manufacturing, non-clinical activities, clinical studies or commercialization;

•	our ability to enter into new agreements with collaborators and to extend or maintain our existing collaborations, and the terms of these agreements;

•	the timing of milestone and royalty payments from our collaborators;

•	the costs of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights, and the costs of investigating patents that might block us from developing potential drug candidates;

•	the costs of recruiting and retaining qualified personnel;

•	the timing, willingness, and ability of our collaborators to commercialize products incorporating our technologies;

•	our need or decision to acquire or license complementary technologies or new drug targets; and

•	the evolution of the competitive landscape.
     We will require significant amounts of additional capital in the future, and we do not have any assurance that funding will be available when we need it on terms that we find favorable, if at all. We may seek to raise these funds through public or private equity offerings, debt financings, credit facilities, or corporate collaborations and licensing arrangements. In addition, the investors in our March 2007 financing have the right to participate in future capital raising transactions by us until June 2008. The existence of this participation right may reduce or diminish our ability to establish terms with respect to, or enter into, any capital raising transaction with parties other than those investors until this participation right expires in June 2008.
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
     We have incurred losses each year of our existence, including net losses of $27.1 million for the year ended December 31, 2006, $51.8 million for the year ended December 31, 2005, and $41.6 million for the year ended December 31, 2004. Given our planned level of operating expenses, we expect to continue incurring losses for some time. As of December 31, 2006, we had an accumulated deficit of $266.3 million. To date, we have derived substantially all of our revenue from corporate collaborations, license agreements, and investments. We expect that substantially all of our revenue for the foreseeable future will result from these sources and from the licensing of our technologies. We also expect to spend significant amounts to expand research and development on our proprietary drug candidates and technologies, maintain and expand our intellectual property position, and expand our business development and commercialization efforts. Our level of operating expenditures will vary depending upon the stage of development of our proprietary proteins and the number and nature of our collaborations. We may continue to incur substantial losses even if our revenues increase.
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
     If the estimates we make and the assumptions on which we rely in preparing our financial statements prove inaccurate, our actual results may vary significantly.
     Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges taken by us and related disclosure. Such estimates and judgments include the carrying value of our property, equipment and intangible assets, revenue recognition and the value of certain liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. However, these estimates and judgments, or the assumptions underlying them, may change over time, which could require us to restate some of our previously reported financial information. A restatement of previously reported financial information could cause our stock price to decline and could subject us to securities litigation. For a further discussion of the estimates and judgments that we make and the critical accounting policies that affect these estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” elsewhere in this annual report on Form 10-K.
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
  Non-clinical and clinical trial results for our products may not be favorable.
     In order to obtain regulatory approval for the commercial sale of any of our product candidates, we must conduct both non-clinical studies and human clinical trials that demonstrate the product is safe and effective for the use for which we are seeking approval. We may suffer significant setbacks in clinical trials, even after promising results in earlier trials. For example, Phase II activity may not replicate Phase I results or Phase III efficacy data may not replicate Phase II data. Adverse results from studies, including clinical trials, could have a negative effect on our ability to obtain the approval of the FDA or other regulatory agencies.
          We and our collaboration partners also may not be permitted to undertake or continue clinical trials for any of our product candidates in the future or may otherwise be unable to do so because acceptable candidates to participate in such trials are unavailable. Even if we or our collaboration partners are able to conduct such trials, we or our collaboration partners may not be able to demonstrate satisfactorily that the products are safe and effective and thus qualify for the regulatory approvals necessary to commercialize them.
          Safety and efficacy results from non-clinical studies involving animals and other models and from early clinical trials are often not accurate indicators of results of later-stage clinical trials that involve larger human populations, and, moreover, may not always be representative of results obtained while marketing an approved drug, particularly with regard to safety.
          Unfavorable results of clinical trials conducted by our competitors or other biotechnology companies may also adversely affect our ability to gain regulatory approval of our product candidates by increasing government scrutiny of our clinical trials and reducing the number of treatments receiving approval from the FDA. Government and public concerns over safety issues associated with pharmaceutical and biological products could potentially result in termination of clinical trials on entire classes of drug candidates, lengthen the trial process and increase costs relating to certain drug categories, and/or expand the safety labeling for approved products. For example, we are aware that the FDA has scheduled a meeting of the Oncologic Drugs Advisory Committee (ODAC) for May 2007 to review the safety of erythropoiesis-stimulating agents (ESAs) based on the results of recent clinical studies. Invitees to the meeting include Amgen Inc. and Ortho Biotech Products, L.P., who market Aranesp® and Procrit®, respectively. On March 9, 2007, the FDA announced revised product labeling for ESAs, including updated warnings, a new boxed warning and modifications to dosing instructions. The changes in product labeling and the outcome of the ODAC meeting, which could include further revisions to labeling, could adversely affect the conduct of the clinical trials or commercialization opportunities for our drug candidates, although we cannot speculate at this time on the impact to us or the ESA drug category in general.
     We depend on third parties to conduct our clinical trials.
  We are highly dependent on third parties to conduct our clinical trials. We contract with these third parties, generally referred to as clinical research organizations or CROs, to oversee the operations of such clinical trials and to perform data collection and analysis, including finding investigators to conduct the clinical study; encouraging patient enrollment in the study; collecting the data and entering the data into computer systems; cleaning, outputting and analyzing the data from the study; and writing the Clinical Study Report(s). We are subject to the risk that these third parties could fail to perform their obligations properly, in a timely fashion, and/or in compliance with applicable FDA and other governmental regulations. The failure of any of these third parties to perform all of their obligations to us could substantially delay our development efforts, and delay or prevent regulatory approval of our product candidates.
  Our clinical trials may be delayed.
  One potential cause of a delay in product development is a delay in clinical trials. Many factors could delay clinical trials, including, without limitation:
•	the failure to obtain or maintain regulatory clearance to conduct clinical trials;

•	insufficient supplies of clinical trial materials;

•	slow rate of patient enrollment and early discontinuation of patient participation;

•	adverse events occurring during clinical trials;

•	adverse results from non-clinical studies; and

•	changes in regulatory requirements.

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
          Additionally, all protein drugs expressed by recombinant technology retain some trace of contaminating proteins from the host cells used to express the protein drug. These host cell proteins may increase the chances of an immunogenic response that could diminish the therapeutic efficacy of the protein. Our GlycoAdvance technology enables the use of protein drugs produced in insect cells, an expression system which has certain technical advantages in enabling the application of our technology to this protein, but for which no product to date has received marketing authorization in the U.S. or Europe. It is possible that NE-180 may be rendered ineffective for the therapeutic purpose for which it is intended because of the neutralizing effects of antibodies provoked by the presence of trace amounts of insect cell proteins in our drug preparations.
     We have no commercial manufacturing capability and rely on third parties to manufacture our product candidates and the materials used to make them.
          Completion of our clinical trials and commercialization of our product candidates require access to, or the development of, facilities to manufacture a sufficient supply of our proteins, enzymes, sugar nucleotides and other reagents needed to produce and commercialize our technologies. Since we currently have no manufacturing capability of our own, we are highly dependent on contract manufacturers to produce these materials for us for non-clinical, clinical and/or commercial purposes. Our success depends on our ability to have these compounds manufactured on a commercial scale or to obtain commercial quantities, in either case, at reasonable cost. We may not be able to procure sufficient quantities of the products we develop to meet our needs for non-clinical or clinical development or commercialization. We may compete with other parties for access to manufacturing facilities and suitable alternatives may be unavailable to us. As a result, our products candidates may suffer delays in manufacture if our CMOs give other products greater priority than our product candidates. It is time-consuming and expensive to change contract manufacturers for pharmaceutical products, particularly when the products are under regulatory review in a New Drug Application (NDA) process. If we fail to maintain essential manufacturing and service relationships, we may not be able to replace an important CMO or to develop our own manufacturing capabilities, either of which could impede our ability to obtain regulatory approval for our products candidates and delay or prevent our product development and commercialization. If we do find replacement CMOs, we may not be able to enter into agreements with them on terms and conditions favorable to us and, there could be a considerable delay before a new facility could be qualified and registered with the appropriate authorities. If we encounter delays or difficulties in connection with manufacturing, commercialization of our products and technologies could be delayed, we could breach our obligations under our collaborative agreements and we could have difficulty obtaining necessary financing.
     The manufacture of our product candidates is_a complex and highly-regulated process. If any of our CMOs encounters problems manufacturing materials for us, our business could suffer.
          The FDA and foreign regulators require manufacturers to register manufacturing facilities. The FDA and foreign regulators also inspect these facilities to confirm compliance with current Good Manufacturing Practices (cGMP) or similar requirements that the FDA or foreign regulators establish. The manufacture of products and key reagents at any facility will be subject to strict quality control, testing, and record keeping requirements, and continuing obligations regarding the submission of safety reports and other post-market information. Ultimately, we, our CMOs, or other suppliers may not meet these requirements. Our CMOs may face manufacturing or quality control problems causing product production and shipment delays or a situation where we or they may not be able to maintain compliance with the FDA’s cGMP requirements, or those of foreign regulators, necessary to continue manufacturing our product candidates and materials. Any failure to comply with cGMP requirements or other FDA or foreign regulatory requirements could adversely affect our clinical research activities and our ability to market and develop our products candidates.

     We face challenges unique to proteins.
          We and the third parties with whom we contract to manufacture our proteins face the significant, normal scale-up risks associated with protein manufacturing: proteins are difficult to produce; it is difficult to scale up protein manufacturing processes; and it is expensive to produce proteins. We also face special risks in connection with our first product, NE-180, an EPO protein. Our success with this program will depend on our ability to have this protein manufactured, at commercial scale, in the insect cell expression system (the production source of NE-180), by a collaborator or supplier. We do not know if we will be able to locate a CMO outside of the U.S. that will be able to manufacture this protein at commercial scale and on economically feasible terms. To our knowledge, no therapeutic protein produced in this expression system has yet received marketing authorization in the U.S. or Europe, which means that we may face previously unidentified problems resulting from the use of this expression system and related regulatory challenges.
     Our long-term success depends upon our ability to develop, receive regulatory approval for and commercialize drug product candidates.
          All of our product candidates are in the development stage and have not received regulatory approval, an important requirement to the commercialization of any product candidate. If we or our collaboration partners fail to complete the development, receive regulatory approvals for and/or commercialize our product candidates, we will not be able to generate revenues from the sale of products resulting from our product candidates. As we or our collaboration partners continue our product development, there is a high risk that testing will demonstrate that our product candidates are not suitable for commercialization, either because they are unsafe, inefficient, or too costly to manufacture, or because third party competitors market a more clinically effective, safer, or more cost-effective product
          Moreover, even if we believe that the clinical data demonstrates the safety and efficacy of a product candidate, regulators may disagree with us, and we could be delayed, limited or prevented from obtaining the required regulatory approval of such product candidate. In addition, regulatory approval may take longer than we expected. Although we have received approval from Swissmedic for the initiation of a Phase II human trial for NE-180, the FDA or foreign regulators could at any point forbid us to initiate or continue testing of our product candidates in human clinical trials. There is also the risk that one of our product candidates is later discovered to cause adverse effects that prevent widespread use, require withdrawal from the market, or serve as the basis for product liability claims.
          If we or our collaboration partners are unable to successfully develop and commercialize our product candidates, we will not have a sufficient source of revenue. Moreover, the failure of one or more of our product candidates in clinical development could harm our ability to raise additional capital.
     Our ability to enter into new collaborations and to achieve success under existing collaborations is uncertain.
          A material component of our business strategy is to establish and maintain collaborative arrangements with third parties to co-develop our products and to commercialize products made using our technologies. We also intend to establish collaborative relationships to obtain domestic or international sales, marketing and distribution capabilities for product candidates receiving regulatory approval. In fact, it is very likely that we will require a partner to develop our first product, NE-180, beyond the Phase II clinical trial stage given the scale and cost associated with late-stage clinical development. We currently have collaborative agreements with Novo Nordisk, BioGeneriX and MacroGenics, Inc. We anticipate that substantially all of our revenues during the next several years will continue to be generated from collaboration or license agreements.
          The process of establishing collaborative relationships is difficult, time-consuming and involves significant uncertainty. Our partnering strategy entails many risks, including:
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
     Furthermore, even if we do establish collaborative relationships, it may be difficult for us to maintain or perform under such collaboration arrangements, as our funding resources may be limited or our collaborators may seek to renegotiate or terminate their relationships with us due to unsatisfactory clinical results, a change in business strategy, or other reasons. If we or any collaborator fails to fulfill any responsibilities in a timely manner, or at all, our research, clinical development or commercialization efforts related to that collaboration could be delayed or terminated. It may also become necessary for us to assume responsibility for activities that would otherwise have been the responsibility of our collaborator. Further, if we are unable to establish and maintain collaborative relationships on acceptable terms, we may have to delay or discontinue further development of one or more of our product candidates, undertake development and commercialization activities at our own expense or find alternative sources of funding.
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
          A number of these competitors are working on the development of next-generation protein therapeutics. Some companies have programs focused on developing next-generation or improved versions of EPO and G-CSF, and some are already marketing improved versions of these products. These companies include Amgen, Ortho Biotech (Johnson & Johnson), Roche, Shire, Maxygen, Fibrogen, Affymax, CoGenesys and Syntonix. Other companies are active in this area, and we expect that competition will increase.
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
          Compared to us, many of our likely and potential competitors have more:
•	financial, scientific and technical resources;

•	product development, manufacturing and marketing capabilities;

•	experience conducting non-clinical studies and clinical trials of new products; and

•	experience in obtaining regulatory approvals for products.
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
          In addition, while there is no proven abbreviated regulatory pathway for follow-on biologics, this possibility is under discussion in the U.S. and other jurisdictions and has been adopted in part in Europe. A bill has recently been introduced in the U.S. Senate to authorize the FDA to approve generic versions of biologics. If an abbreviated regulatory process is adopted for the approval of follow-on biologics in any major market, competition could increase in related segments of the therapeutic protein market.
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
          Pharmaceutical product candidates manufactured using our technologies must undergo an extensive regulatory approval process before commercialization. This process is regulated by the FDA and by comparable agencies in Europe and in other countries. The U.S. and foreign regulatory agencies have substantial discretion to delay or withhold approval of the initiation of clinical trials, terminate clinical trials, require additional testing, delay or withhold registration and marketing approval, and mandate product withdrawals. In addition, the U.S. or other regulatory agencies could, at any time in the regulatory approval process, place the regulatory submission for a product candidate on “hold” pending the receipt, review and approval of additional information.
          We and our collaborators intend to base our submissions for regulatory approval and the information contained in such submissions on our understanding of the requirements of the FDA and its foreign counterparts. If additional information is required in other jurisdictions, including EMEA countries, or if the submitted information is deemed insufficient, we may face delays and additional costs.
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
          Neither we nor our collaborators have submitted any product candidates incorporating our technologies for marketing approval to the FDA or any other regulatory authority. If any product candidate manufactured using our technology is submitted for regulatory approval, it may not receive the approvals necessary for commercialization, the desired labeling claims, or adequate levels of reimbursement. Any delay in receiving, or failure to receive, these approvals would adversely affect our ability to generate product revenues or royalties, and we will have already spent significant sums in pursuing approval.
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

Risk Related to Stock Market and Foreign Exchange Rates
     Our stock price may continue to experience fluctuations.
          The market prices of securities of thinly-traded biotechnology companies such as ours generally are highly volatile. For example, since March 1, 2006, the price of our common stock reached a high of $4.34 per share in July 2006 and a low of $1.56 per share in March 2007.
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
          The market also continues to experience significant price and volume fluctuations, some of which are unrelated to the operating performance of particular companies. In recent years, the price of our common stock has fluctuated significantly and may continue to do so in the future. Many factors could have a significant effect on the market price for our common stock, including:
•	non-clinical and clinical trial results;

•	product development delays;

•	regulatory delays;

•	an announcement or termination of a collaborative relationship by us or any of our partners or competitors;

•	developments relating to our patent position or other proprietary rights;

•	announcements of technological innovations or new therapeutic products;

•	government regulations;

•	public concern as to the safety of products developed by us or others; and

•	general market conditions.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
          None.

ITEM 2. PROPERTIES.
     In September 2006, we sold our Witmer Road Facility for approximately $21.0 million. In February 2007, we consolidated our operations into a 40,000 square foot facility that we currently lease in Horsham, Pennsylvania (Rock Road Facility). We entered into the lease agreement for the Rock Road Facility in February 2002. The initial term of the lease ends in July 2022, at which time we have an option to extend the lease for an additional five years, followed by another option to extend the lease for an additional four and one-half years. We also lease warehouse space nearby in Horsham.
ITEM 3. LEGAL PROCEEDINGS.
     We are not a party to any material legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     We did not submit any matters to a vote of security holders during the fourth quarter of 2006.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
     Our common stock is listed on the Global Market of The NASDAQ Stock Market LLC under the symbol NTEC. We commenced trading on NASDAQ on February 15, 1996. The following table sets forth the high and low sale prices of our common stock for the periods indicated.

	Common Stock Price
	High	Low
Year Ended December 31, 2005
First Quarter	$7.25	$2.49
Second Quarter	3.23	1.95
Third Quarter	4.49	2.15
Fourth Quarter	2.85	1.70
Year Ended December 31, 2006
First Quarter	3.95	1.85
Second Quarter	4.18	2.18
Third Quarter	4.34	1.90
Fourth Quarter	2.89	1.78
     As of March 15, 2007, there were approximately 200 record holders and 3,400 beneficial holders of our common stock. We have not paid any cash dividends on our common stock and we do not anticipate paying any in the foreseeable future.
Common Stock Performance Graph
     The following Common Stock Performance Graph shall not be deemed incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference therein.
     The following graph assumes that $100 was invested on December 31, 2001 in our common stock. The graph compares the cumulative return, which includes the reinvestment of dividends, of this investment with an equivalent investment on that date in the NASDAQ Stock Market – U.S. Index (the “NASDAQ Composite”) and the NASDAQ Stock Market Biotech Index (the “NASDAQ Biotech Index”)

ITEM 6. SELECTED FINANCIAL DATA.
     The following Statements of Operations and Balance Sheet Data for each of the years in the five-year period ended December 31, 2006 are derived from our audited financial statements. The financial data set forth below should be read in conjunction with the sections of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
		(in thousands, except per share data)
Statements of Operations Data:

Revenue from collaborative agreements	$6,184	$6,137	$5,070	$1,435	$4,813

Operating expenses:

Research and development	29,013	33,136	34,672	26,821	21,481
General and administrative	11,551	10,878	11,711	11,148	12,510
Restructuring charges	—	14,206	—	—	—

Total operating expenses	40,564	58,220	46,383	37,969	33,991

Gain on sale of Witmer Road Facility	7,333	—	—	—	—

Operating loss	(27,047)	(52,083)	(41,313)	(36,534)	(29,178)

Other income	—	22	—	—	1,653

Impairment of equity securities	—	—	—	(1,250)	—

Interest income (expense), net	(60)	222	(329)	103	1,108

Net loss	$(27,107)	$(51,839)	$(41,642)	$(37,681)	$(26,417)

Basic and diluted net loss per share	$(0.82)	$(1.64)	$(1.82)	$(2.14)	$(1.85)

Weighted-average shares outstanding used in computing basic and diluted net loss per share	32,857	31,590	22,898	17,611	14,259

Balance Sheet Data:

Cash, cash equivalents and marketable securities	$16,388	$37,738	$45,048	$53,060	$41,040
Total assets	31,243	65,363	90,731	94,845	83,092
Total debt and capital lease obligations	1,831	14,454	18,345	10,601	7,411
Accumulated deficit	(266,327)	(239,220)	(187,381)	(145,739)	(108,058)
Total stockholders’ equity	15,559	40,117	60,854	72,213	70,685

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and include, but are not limited to, statements about our plans, objectives, representations and contentions that typically may be identified by use of terms such as “anticipate,” “believe,” “estimate,” “plan,” “may,” “expect,” “intend,” “could,” “potential,” and similar expressions, although some forward-looking statements are expressed differently. These forward-looking statements include, among others, the statements about our:
•	estimate that our existing cash and cash equivalents (including the net proceeds from our March 2007 financing), expected proceeds from collaborations and license agreements, and interest income should be sufficient to meet our operating and capital requirements at least through the second quarter of 2008;

•	expected losses;

•	expectations for future capital requirements;

•	expectations for increases in operating expenses;

•	expectations for increases in research and development, and marketing, general and administrative expenses in order to develop products, procure commercial quantities of reagents and products, and commercialize our technology;

•	expectations regarding the scope and expiration of patents;

•	expectations regarding the timing of non-clinical activities, regulatory meetings and submissions, as well as the progression of clinical trials, for NE-180 and GlycoPEG-GCSF;

•	expectations for the development of long-acting versions of EPO and G-CSF, and subsequent proprietary drug candidates;

•	expectations regarding net cash utilization;

•	expectations for generating revenue; and

•	expectations regarding the timing and character of new or expanded collaborations and for the performance of our existing collaboration partners in connection with the development and commercialization of products incorporating our technologies.
     You should be aware that the forward-looking statements included in this report represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. Potential risks and uncertainties that could affect our actual results include the following:
•	our ability to obtain the funds necessary for our operations;

•	our ability to meet forecasted timelines due to internal or external causes;

•	unfavorable non-clinical and clinical results for our products;

•	our ability to develop commercial-scale manufacturing processes for our products and reagents, either independently or in collaboration with others;

•	the performance of our CROs and CMOs;

•	our ability to enter into and maintain collaborative arrangements;

•	our ability to obtain adequate sources of proteins and reagents;

•	our ability to develop and commercialize products without infringing the patent or intellectual property rights of others;

•	our ability to expand and protect our intellectual property and to operate without infringing the rights of others;

•	our ability and our collaborators’ ability to develop and commercialize therapeutic proteins and our ability to commercialize our technologies;

•	our ability to attract and retain key personnel;

•	our ability to compete successfully in an intensely competitive field; and

•	general economic conditions.
     These and other risks and uncertainties that could affect our actual results are discussed in this report, particularly in Item 1A of Part I of this Annual Report on Form 10-K in the section entitled “Risk Factors.”
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
     The following discussion should be read in conjunction with our financial statements and related notes included in this Annual Report on Form 10-K.
Overview
     We are a clinical-stage biopharmaceutical company focused on the development of next-generation therapeutic proteins that we believe will be competitive with best-in-class protein drugs currently on the market. Our lead therapeutic protein candidates are NE-180 and GlycoPEG-GCSF. In 2005, the EPO and G-CSF drug categories had aggregate worldwide sales of approximately $11.2 billion and $4.0 billion, respectively.
     NE-180 is a long-acting version of EPO produced in insect cells. EPO is prescribed to stimulate production of red blood cells, and is approved for sale in major markets around the world for treatment of chemotherapy-induced anemia and anemia associated with chronic renal failure. NE-180 is being developed for the treatment of anemia in adult cancer patients with non-myeloid malignancies receiving chemotherapy and for the treatment of anemia associated with chronic kidney disease, including patients on dialysis and patients not on dialysis. During 2006, we completed a Phase I clinical trial for NE-180 in Switzerland. In January 2007, we received approval from Swissmedic, the Swiss Agency for Therapeutic Products, for the initiation of a Phase II human trial to evaluate the safety, tolerability and dose response of NE-180 in cancer patients receiving platinum-based chemotherapy. In March 2007, we received clearance from the U.S. Food and Drug Administration (FDA) to initiate clinical trials in the U.S. in response to our amended Investigational New Drug application (IND).
     Our second proprietary protein, GlycoPEG-GCSF, is a long-acting version of G-CSF that we are co-developing with BioGeneriX AG, a company of the ratiopharm Group. G-CSF is prescribed to stimulate production of neutrophils (a type of white blood cell) and is approved for sale in major markets around the world for treatment of neutropenia associated with myelosuppressive chemotherapy. In November 2006, BioGeneriX initiated the first of two planned Phase I clinical trials for GlycoPEG-GCSF. We expect BioGeneriX to initiate and complete the second Phase I trial during 2007.
     We believe that our enzymatic pegylation technology, GlycoPEGylation™, can improve the drug properties of therapeutic proteins by building out, and attaching PEG to, carbohydrate structures on the proteins. We are using our technology to develop proprietary versions of protein drugs with proven safety and efficacy and to improve the therapeutic profiles of proteins being developed by our partners. We expect these modified proteins to offer significant advantages, including less frequent dosing and possibly improved efficacy, over the original versions of the drugs now on the market, as well as to meet or exceed the pharmacokinetic profile of next-generation versions of the drugs now on the market. We believe this strategy of targeting drugs with proven safety and efficacy allows us to lower the risk profile of our proprietary development portfolio as compared to de novo protein drug development. We intend to continue to focus our research and development resources on therapeutic proteins that we believe have the highest probability of clinically meaningful therapeutic profile improvements from our technology and are in commercially attractive categories.
     In March 2007, we sold 21.4 million shares of common stock and warrants to purchase 9.6 million shares of common stock through a private placement, including 5.0 million shares of common stock and warrants to purchase 2.2 million shares of common stock to investment funds affiliated with certain members of our board of directors, at a price of $2.02 per unit, generating net proceeds of approximately $40.5 million. The warrants have a five-year term and an exercise price of $1.96 per share.
     In March 2007, we initiated a restructuring of operations designed to allow for significantly higher clinical development costs for NE-180, while keeping anticipated 2007 net cash spending consistent with 2006 levels. The restructuring, which will be implemented over the next few months, will result in a workforce reduction of approximately 40%. We estimate that we will incur cash restructuring costs of approximately $1.0 million, most of which will be reflected in our operating results during the first half of 2007. We have not yet determined if we will incur any contract termination or non-cash impairment charges in connection with the restructuring.
     In September 2006, we sold our Witmer Road Facility for approximately $21.0 million. We owned the Witmer Road Facility subject to mortgages supporting our term loan and industrial development authority bond.. After payment of selling fees and expenses, we received net proceeds of approximately $19.3 million. Concurrent with the closing, we repaid outstanding debt associated with the facility and related equipment of approximately $9.6 million, which included accrued interest and prepayment penalties. The remaining net proceeds from the sale of the Witmer Road Facility of approximately $9.7 million will be used to further our research, preclinical development, and clinical development objectives and to fund the capital expenditures described below to the extent such expenditures are not financed through the issuance of new debt. In conjunction with the sale of the Witmer Road Facility, we reduced the size of our workforce by approximately 25 employees. We anticipate cash severance and retention costs of approximately $1.0 million, of which $0.6 million had been paid as of December 31, 2006.
     In February 2007, we consolidated our operations into our Rock Road Facility, a 40,000 square foot facility that we currently lease in Horsham, Pennsylvania. We anticipate total costs for construction of additional laboratory and office space in the Rock Road Facility of approximately $3.7 million, of which $2.1 million was included in construction-in-progress as of December 31, 2006.
     We have incurred operating losses each year since our inception. As of December 31, 2006, we had an accumulated deficit of $266.3 million. We expect additional losses over the next several years as we continue product research and development efforts and expand our intellectual property portfolio. We have financed our operations through private and public offerings of equity securities, proceeds from debt financings, and revenues from our collaborative agreements.
     We believe that our existing cash and cash equivalents (including the net proceeds from our March 2007 financing), expected proceeds from collaborations and license arrangements, and interest income should be sufficient to meet our operating and capital requirements at least through the second quarter of 2008, although changes in our collaborative relationships or our business, whether or not initiated by us, may cause us to deplete our cash and cash equivalents sooner than the above estimate.
Liquidity and Capital Resources
  Overview
     We had $16.4 million in cash and cash equivalents as of December 31, 2006, compared to $37.7 million as of December 31, 2005. The decrease for 2006 was primarily attributable to the use of cash to fund our operating activities, capital expenditures, and debt repayments, which were partly offset by net proceeds received from the sale of the Witmer Road Facility. In March 2007, we sold 21.4 million shares of our common stock and warrants to purchase 9.6 million shares of our common stock at $2.02 per unit, generating net proceeds of approximately $40.5 million. The warrants have a five-year term and an exercise price of $1.96 per share.

     The development of next-generation proprietary protein therapeutics, which we are pursuing both independently and in collaboration with selected partners, will require substantial expenditures by us and our collaborators. We plan to continue financing our operations through private and public offerings of equity securities, proceeds from debt financings, and proceeds from existing and future collaborative agreements. Because our 2007 revenues could be substantially affected by entering into new collaborations and on the financial terms of any new collaborations, we cannot estimate our 2007 revenues. Other than proceeds from our collaborations with Novo Nordisk and BioGeneriX, and any future collaborations with others, we do not expect to generate significant revenues until such time as products using our technologies are commercialized, which is not expected during the next several years. We expect an additional several years to elapse before we can expect to generate sufficient cash flow from operations to fund our operating and investing requirements. We believe that our existing cash and cash equivalents (including the net proceeds from our March 2007 financing), expected revenue from collaborations and license arrangements, and interest income should be sufficient to meet our operating and capital requirements at least through the second quarter of 2008. Accordingly, we will need to raise substantial additional funds to continue our business activities and fund our operations until we are generating sufficient cash flow from operations. If we are unable to raise additional capital when required, we may need to delay, scale back, or eliminate some or all of our research and development programs.
  Operating Activities
     Net cash used in operating activities during 2006 and 2005 was $26.8 million and $33.1 million, respectively. The decrease of $6.3 million in net cash used in operating activities during 2006 was substantially the result of a $4.1 million reduction in research and development costs from 2005 to 2006. In addition, during 2006, $2.0 million of cash was provided by changes in operating assets and liabilities compared to $0.6 million for 2005. Fluctuations in operating items vary period-to-period due to, among other factors, the timing of research and development activities, such as the initiation and progress of clinical trials and non-clinical studies.
  Investing Activities
     Net cash provided by investing activities during 2006 was $18.5 million, compared to net cash used in investing activities during 2005 of $0.5 million. In September 2006, we sold our Witmer Road Facility for approximately $21.0 million. After payment of selling fees and expenses, we received net proceeds of approximately $19.3 million. Concurrent with the closing, we repaid outstanding debt associated with the facility and related equipment of approximately $9.6 million, which included accrued interest and prepayment penalties. The remaining net proceeds from the sale of the Witmer Road Facility of approximately $9.7 million will be used to further our research, preclinical development, and clinical development objectives and to fund the capital expenditures described below to the extent such expenditures are not financed through the issuance of new debt. In February 2007, we consolidated our operations into our Rock Road Facility. We anticipate total costs for construction of additional laboratory and office space in our Rock Road Facility of approximately $3.7 million, of which $2.1 million was included in construction-in-progress as of December 31, 2006.
     During 2006 and 2005, cash expenditures for property and equipment were $0.9 million and $0.8 million, respectively. The improvements to our Rock Road Facility contributed significantly to our capital expenditures during 2006. In 2007, we expect our investment in capital expenditures to be approximately $3.5 million to $4.0 million, which includes approximately $3.2 million to complete the construction at our Rock Road Facility. We may finance some or all of these capital expenditures through capital leases or the issuance of new debt or equity. The terms of any new debt could require us to maintain a minimum cash and investments balance, or to transfer cash into an escrow account to collateralize some portion of the debt, or both.
  Financing Activities
     Equity Financing Activities
     In March 2007, we sold 21.4 million shares of common stock and warrants to purchase 9.6 million shares of common stock through a private placement, including 5.0 million shares of common stock and warrants to purchase 2.2 million shares of common stock to investment funds affiliated with certain members of our board of directors, at a price of $2.02 per unit, generating net proceeds of approximately $40.5 million. The warrants have a five-year term and an exercise price of $1.96 per share.

     In February 2005, we offered and sold 8.1 million shares of our common stock at a public offering price of $4.00 per share, generating net proceeds of $30.0 million. In May 2004, we sold 4.7 million shares of common stock in a registered direct offering to a number of institutional and individual investors, including 0.8 million shares sold to officers and an investment fund affiliated with a director, at a price of $6.77 per share, generating net proceeds of $29.9 million.
     Debt Financing Activities
     Our total debt decreased by $12.6 million to $1.8 million at December 31, 2006, compared to $14.4 million at December 31, 2005. This decrease primarily resulted from $9.3 million of early repayments of principal in connection with the sale of our Witmer Road Facility in September 2006. During 2006, we also made planned debt principal repayments of $3.8 million, which were partially offset by $0.5 million in proceeds from the issuance of debt to finance insurance policy premiums.
          Note Payable Secured by Insurance Policies
     In March 2006, we borrowed $0.5 million to finance insurance policy premiums due on certain insurance policies. We made the last payment in November 2006, and, therefore, there was no outstanding principal balance under this agreement as of December 31, 2006. The interest was calculated based on an annual percentage rate of 5.4%. To secure payment of the amounts financed, we granted the lender a security interest in all of our right, title and interest to the insurance policies.
          Term Loan from Bank and Industrial Development Authority Bond
     In September 2006, we repaid the outstanding balance of the term loan from a bank and the Industrial Development Authority bond in connection with the sale of the Witmer Road Facility. In connection with these repayments, we incurred $0.1 million of prepayment penalties and included this amount in interest expense during 2006.
          Term Loan from Landlord
     In May 2004, we borrowed $1.5 million from the landlord of our Rock Road Facility in Horsham, Pennsylvania. As of December 31, 2006, we owed the landlord $0.6 million. The terms of the financing require us to pay monthly principal and interest payments over 48 months at an interest rate of 13%. During 2007, we expect to make principal and interest payments totaling $0.5 million under this agreement.
          Notes Payable to Equipment Lender
     As of December 31, 2006, we owed $1.1 million to an equipment lender that financed the purchase of certain equipment and facility improvements, which collateralize the amounts borrowed. We made $1.6 million of early principal repayments in September 2006 upon the closing of the sale of the Witmer Road Facility. In connection with these early principal payments, we incurred $0.1 million of prepayment penalties and included this amount in interest expense during 2006. In October 2006, we amended six promissory notes with our equipment lender in connection with the early repayment of a portion of the outstanding debt as a result of the sale of the Witmer Road Facility. Under the amended promissory notes, our last payment is scheduled for September 2008, and interest rates applicable to the equipment loan range from 8.1% to 9.5%. During 2007, we expect to make principal and interest payments totaling $0.8 million under these agreements.
          Capital Lease Obligations
     We did not enter into any agreements with capital lease obligations during 2006 and 2005. We entered into agreements with capital lease obligations during 2004 for equipment with a value of $0.2 million. The terms of existing leases require us to make monthly payments through August 2009. As of December 31, 2006, the present value of aggregate minimum lease payments under these agreements was $0.1 million. During 2007, we expect to make lease payments totaling $50,000 under these agreements.
  Operating Leases
     We lease laboratory, office, warehouse facilities, and equipment under operating lease agreements. In 2002, we entered into a lease agreement for our Rock Road Facility. The initial term of this lease ends 2022, at which time we have an option to extend the lease for an additional five years, followed by another option to extend the lease for an additional four and one-half years. This lease contains escalation clauses, under which the base rent increases annually by 2%. We lease approximately 5,000 square feet of office and warehouse space in Horsham, Pennsylvania under a lease agreement that expires April 2007. In January 2007, we entered into a five-year lease agreement for approximately 6,800 square feet of office and warehouse space in Horsham, Pennsylvania to replace similar space subject to the expiration described above. Our rental expense was $1.0 million for each of the years ended December 31, 2006, 2005, and 2004.
  Summary of Contractual Obligations
     The following table summarizes our obligations to make future payments under current contracts as of December 31, 2006:

	Payments due by period

		Less than
	Total	1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Long-term debt obligations[1]
Debt maturities	$1,723,000	$1,201,000	$522,000	$—	$—
Contractual interest	139,000	122,000	17,000	—	—
Capital lease obligations[2]
Debt maturities	108,000	50,000	58,000	—	—
Contractual interest	11,000	8,000	3,000	—	—
Operating leases[3]	8,121,000	519,000	917,000	955,000	5,730,000
Purchase obligations[4]	800,000	796,000	4,000	—	—

Total contractual obligations	$10,902,000	$2,696,000	$1,521,000	$955,000	$5,730,000

1.	See “Financing Activities – Debt Financing Activities” in this Liquidity and Capital Resources section and Note 7 of the Notes to Financial Statements included in Item 8 of this Annual Report on Form 10-K for a description of the material features of our long-term debt. Contractual interest is the interest we contracted to pay on the long-term debt obligations.

2.	See “Financing Activities – Capital Lease Obligations” in this Liquidity and Capital Resources section and Note 13 of the Notes to Financial Statements included in Item 8 of this Annual Report on Form 10-K for a description of the material features of our capital lease obligations. At December 31, 2006, the present value of our capital lease obligations was $108,000 and the amount of imputed interest, calculated using an assumed incremental borrowing rate at the time we entered into the capital lease obligations, was $11,000.

3.	See Note 13 of the Notes to Financial Statements included in Item 8 of this Annual Report on Form 10-K for a description of our significant operating leases.

4.	See Note 13 of the Notes to Financial Statements included in Item 8 of this Annual Report on Form 10-K for a description of our commitments as of December 31, 2006 to purchase goods and services from various suppliers.
Off-Balance Sheet Arrangements
     We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Policies and Estimates
     Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) focuses on our liquidity, capital resources, and financial statements. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements requires management to make estimates and assumptions that affect the carrying amounts of assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are developed and adjusted periodically by management based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

     Our summary of significant accounting policies is described in Note 2 of the Notes to Financial Statements included in Item 8 of this Annual Report on Form 10-K. Management considers the following policies and estimates to be the most critical in understanding the more complex judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial position, and cash flows. Management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors, and the audit committee has reviewed our disclosure relating to it in this MD&A.
  Revenue Recognition
     We have entered into collaborative agreements with other companies for the development and commercialization of our product candidates. The terms of the agreements typically include non-refundable up-front license fees, funding of research and development, payments based upon achievement of development milestones, and royalties on product sales.
     License Fees and Multiple Element Arrangements
     Non-refundable license fees are recognized as revenue when we have a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured, and we have no further performance obligations under the license agreement.
     Multiple element arrangements, such as license and development arrangements are analyzed to determine whether the deliverables, which often include a license and performance obligations, such as research and development services, can be separated or whether they must be accounted for as a single unit of accounting in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. However, if the license is considered to either (i) not have stand-alone value or (ii) have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed. In our collaborative arrangements with Novo Nordisk and BioGeneriX, we have determined the license to each does not have stand-alone value.
     Whenever we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue will be recognized. Significant management judgment is required in determining the period over which we are expected to complete our performance obligations under an arrangement.
     Substantive Milestone Payments
     Our collaboration agreements may also contain substantive milestone payments. Substantive milestone payments are considered to be performance bonuses that are recognized upon achievement of the milestone only if all of the following conditions are met:
•	the milestone payments are non-refundable;

•	achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement;

•	substantive effort is involved in achieving the milestone;

•	a reasonable amount of time passes between the up-front license payment and the first milestone payment as well as between each subsequent milestone payment; and

•	the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone.
     Determination as to whether a payment meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone, and therefore the resulting payment would be considered part of the consideration for the single unit of accounting and be recognized as revenue as such performance obligations are performed.

     Reimbursement of Research and Development Costs
     Reimbursement of research and development costs is recognized as revenue provided the provisions of EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, are met, the amounts are fixed and determinable, and collection of the related receivable is reasonably assured. In our collaborative arrangements with Novo Nordisk and BioGeneriX, we recognize revenue as such costs are incurred because we have evidence of fair value for these delivered items.
     Deferred Revenue
     Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets. Determination as to the classification of deferred revenue as current or long-term on our balance sheets involves management’s judgment. For example, in connection with our existing collaboration agreements, we have recorded on our balance sheet current and long-term deferred revenue based on our best estimate of when such revenue will be recognized. The current portion of deferred revenue consists of amounts that are expected to be recognized as revenue during 2007. Amounts that we expect will not be recognized during 2007 are classified as long-term deferred revenue. This estimate is based on our estimate of the periods of our involvement in certain of our collaborations. In certain instances, the timing of satisfying these obligations can be difficult to estimate. Accordingly, our estimates may change in the future. Any change to the estimated performance period would be recognized on a prospective basis. If these estimates and judgments change over the course of these agreements, it may affect the timing and amount of revenue that we recognize and record in future periods.
  Stock-based Employee Compensation
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
     The fair value of stock options is determined using the Black-Scholes valuation model, which is the same model we previously utilized for valuing stock options for footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure (SFAS No. 148).
     The fair value of share-based awards is recognized as expense over the requisite service period, net of estimated forfeitures. We rely primarily on historical experience to estimate expected forfeitures for stock options. We have not assumed any expected forfeitures for restricted stock units (RSUs) because those awards have been granted to a small number of individuals. For all unvested share-based awards outstanding as of December 31, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on an accelerated basis in our statement of operations over the remaining vesting period, consistent with our recognition policy under SFAS No. 123. For share-based awards granted subsequent to December 31, 2005, we have elected to recognize compensation expense in the statement of operations on a straight-line basis from the date of grant. The following table contains the assumptions used in the Black-Scholes option-pricing model in each year to value stock-based compensation:

	Year Ended December 31,
	2006	2005	2004
Weighted average expected volatility	75%	75%	80%
Expected term (years)	4.7 – 7.8	0.7 – 9.1	4.4 – 10.0
Risk-free interest rate	4.4% – 5.1%	3.9% – 4.3%	2.5% – 4.3%
Expected dividend yield	0%	0%	0%

  Impairment of Long-Lived Assets
     We evaluate our long-lived assets for impairment at least annually and whenever indicators of impairment exist. Because our history of negative operating cash flows is an indicator of impairment, we annually compare the market value of our equity and debt to the carrying value of our net assets. During 2006 we recorded a non-cash impairment charge of $0.1 million for equipment that was no longer in use. The market value of our equity and debt exceeded the carrying value of our net assets as of December 31, 2006 and, therefore, we did not record any impairment of long-lived assets other than the impairment of the equipment mentioned above.
  Estimating Expenses from Contract Research and Development Service Providers
     Some of our research and development is conducted by third parties, including contract research and development service providers. At the end of each quarter, we compare the payments made to each service provider to the estimated progress toward completion of the research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the estimated service provided, we record net prepaid or accrued expense relating to these costs.
Results of Operations
  Years Ended December 31, 2006 and 2005 and Outlook for 2007
     Our net loss for the year ended December 31, 2006 was $27.1 million compared to $51.8 million for the corresponding period in 2005. The following section explains the trends within each component of net loss for 2006 compared to 2005 and provides our estimate of trends for 2007 for each component.
     Revenue from Collaborative Agreements. Our revenues from collaborative agreements have historically been derived from a few major collaborators. Our collaborative agreements provide for some or all of the following elements: license fees, research and development funding, milestone revenues, and royalties on product sales. A summary of revenue recognized under our collaborative agreements for the years ended December 31, 2006 and 2005 is presented in the following table (in thousands).

	Year Ended December 31,
	2006	2005
Novo Nordisk

Research and development funding	$3,577	$2,027

Substantive milestones	750	—

License fees	457	769

	4,784	2,796

BioGeneriX

Research and development funding	1,191	2,939

License fees	209	402

	1,400	3,341

	$6,184	$6,137

     Revenue from collaborative agreements increased slightly in 2006 from 2005. Increased research and development funding and milestone revenue recognized during 2006 under our Novo Nordisk agreements were largely offset by decreased research and development funding during 2006 from BioGeneriX.
     Because our 2007 revenues could be substantially affected by entering into new collaborations and on the financial terms of any new collaborations, we cannot estimate our 2007 revenues. Material cash inflows from proprietary drug development projects are highly uncertain, and we cannot reasonably estimate the period in which we will begin to receive, if ever, material net cash inflows from our major research and development projects. Cash inflows from development-stage products are dependent on several factors, including entering into collaborative agreements, the achievement of certain milestones, and regulatory approvals. We may not receive milestone payments from any existing or future collaborations if a development-stage product fails to meet technical or performance targets or fails to obtain the required regulatory approvals. Further, our revenues from collaborations will be affected by the levels of effort committed and made by our collaborative partners. Even if we achieve technical success in developing drug candidates, our collaborative partners may discontinue development, may not devote the resources necessary to complete development and commence marketing of these products, or they may not successfully market potential products.
     Research and Development Expense. Our lead therapeutic protein candidates are NE-180 and GlycoPEG-GCSF. NE-180 is a long-acting version of EPO produced in insect cells. EPO is prescribed to stimulate production of red blood cells, and is approved for sale in major markets around the world for treatment of chemotherapy-induced anemia and anemia associated with chronic renal failure. NE-180 is being developed for the treatment of anemia in adult cancer patients with non-myeloid malignancies receiving chemotherapy and for the treatment of anemia associated with chronic kidney disease, including patients on dialysis and patients not on dialysis. During 2006, we completed a Phase I clinical trial for NE-180 in Switzerland. In January 2007, we received approval from Swissmedic, the Swiss Agency for Therapeutic Products, for the initiation of a Phase II human trial to evaluate the safety, tolerability and dose response of NE-180 in cancer patients receiving platinum-based chemotherapy. In March 2007, we received clearance from the U.S. Food and Drug Administration (FDA) to initiate clinical trials in the U.S. in response to our amended Investigational New Drug application (IND).
     Our second proprietary protein, GlycoPEG-GCSF, is a long-acting version of G-CSF that we are co-developing with BioGeneriX AG, a company of the ratiopharm Group. G-CSF is prescribed to stimulate production of neutrophils (a type of white blood cell) and is approved for sale in major markets around the world for treatment of neutropenia associated with myelosuppressive chemotherapy. In November 2006, BioGeneriX initiated the first of two planned Phase I clinical trials for GlycoPEG-GCSF. We expect BioGeneriX to initiate and complete the second Phase I trial during 2007.
     We conduct exploratory research, both independently and with collaborators, on therapeutic candidates, primarily proteins, for development using our enzymatic technologies. Successful candidates may be advanced for development through our own proprietary drug program or through our partnering and licensing program, or a combination of the two. Although our primary focus is the development of long-acting proteins, we are also conducting research to assess opportunities to use our enzymatic technologies in other areas, such as glycopeptides and glycolipids. We expect to continue this research during 2007.
     Our current research and development projects are divided between two categories: (i) GlycoPEGylation and (ii) Other Glycotechnology Programs, which includes projects investigating opportunities to use our enzymatic technologies in other areas, such as glycolipids. The following chart sets forth our projects in each of these categories and the stage to which each has been developed:

	Development Stage	Status
GlycoPEGylation:

NE-180	Clinical (Phase II)	Active
GlycoPEG-GCSF	Clinical (Phase I)	Active
Other protein projects	Research	Active

Other Glycotechnology Programs:

Non-protein therapeutic applications	Research	Active
Nutritional applications	N/A	Evaluating
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

     For each of our research and development projects, we incur both direct and indirect expenses. Direct expenses include salaries and other costs of personnel, raw materials, and supplies for each project. We may also incur third-party costs related to these projects, such as contract research, consulting and non-clinical development costs. Indirect expenses include depreciation expense and the costs of operating and maintaining our facilities, property, and equipment, to the extent used for our research and development projects, as well as the costs of general management of our research and development projects.
     Our research and development expenses decreased to $29.0 million in 2006 from $33.1 million in 2005. During 2007, we expect our research and development expenses to be significantly higher than they were in 2006 as a result of anticipated clinical trial, non-clinical study, and process development costs associated with NE-180. The following table illustrates research and development expenses incurred during 2006 and 2005 in each period for our significant groups of research and development projects (in thousands):

Year ended December 31,	2006	2005

GlycoPEGylation	$18,846	$18,170
Other Glycotechnology Programs	435	978
Indirect expenses	9,732	13,988

	$29,013	$33,136

          GlycoPEGylation
     Our GlycoPEGylation research and development expenses increased during 2006, compared to 2005, primarily due to increased non-clinical study costs associated with NE-180 and GlycoPEG-GCSF, as well as increased clinical trial costs associated with NE-180. These increases were partially offset by lower payroll and related personnel costs due to reduced headcount in 2006. Increased purchases of laboratory services and research supplies also contributed to the overall increase.
          Other Glycotechnology Programs
     Research and development expenses related to our other glycotechnology programs decreased during 2006, compared to 2005, primarily due to reduced research efforts during 2006 for early stage research.
          Indirect expenses
     Our indirect research and development expenses decreased during 2006, compared to 2005, primarily due to decreased depreciation resulting from the August 2005 impairment of our Witmer Road Facility and the closure of our leased facility in San Diego. Further contributing to the decrease during 2006 were lower amounts spent for indirect outside laboratory services and consulting, and was partially offset by $0.8 million of non-cash compensation costs for share-based payment arrangements accounted for under SFAS No. 123R.
     General and Administrative Expense. General and administrative expenses for the year ended December 31, 2006 were $11.6 million, compared to $10.9 million for the corresponding period in 2005. The increase in 2006 was primarily attributable to $1.6 million of non-cash compensation costs for share-based payment arrangements accounted for under SFAS No. 123R, and was partially offset by lower consulting costs, lower patent legal expenses and reduced depreciation resulting from the August 2005 impairment of our Witmer Road Facility and the closure of our leased facility in San Diego. During 2007, we expect our general and administrative expenses to remain relatively consistent with the 2006 expense amounts.

     Gain on Sale of Witmer Road Facility. During 2006, we recognized a gain from the sale of the Witmer Road Facility of $7.3 million. In September 2006, we sold the Witmer Road Facility for approximately $21.0 million. After payment of selling fees and expenses, we received net proceeds of approximately $19.3 million. The carrying value of the property and equipment sold was $12.4 million. We continued to occupy a portion of the facility on a rent-free basis for six months after the closing. We estimated the rental fair value for the space we continued to occupy to be $0.4 million, which was included in the calculation of the $7.3 million gain on the sale of the Witmer Road Facility and is being amortized as rent expense to our Statements of Operations over the expected period of our occupancy.
     Restructuring Charges. Restructuring charges for the year ended December 31, 2005 were $14.2 million, which included $13.2 million of non-cash property and equipment impairment charges and $1.0 million of payments for employee severance and facility closure costs. We did not incur any restructuring charges during 2006.
     Interest Income. Interest income for the year ended December 31, 2006 was $1.2 million, compared to $1.5 million for the corresponding period in 2005. The decrease was due to lower available cash balances during 2006. Our interest income during 2007 is difficult to project, and will depend largely on whether we enter into any new collaborative agreements, complete any equity or debt financings, and prevailing interest rates during 2007.
     Interest Expense. Interest expense for each of the years ended December 31, 2006 and 2005 was $1.3 million. Our interest expense during 2007 is difficult to project and will depend largely on whether we complete any new debt financings and prevailing interest rates during 2007. See “Financing Activities – Debt Financing Activities” in the Liquidity and Capital Resources section of this Annual Report on Form 10-K for a description of the material features of our debt financings.
  Years Ended December 31, 2005 and 2004
     Our net loss for the year ended December 31, 2005 was $51.8 million compared to $41.6 million for the corresponding period in 2004. The following section explains the trends within each component of net loss for 2005 compared to 2004.
     Revenue from Collaborative Agreements. A summary of revenue recognized under our collaborative agreements for the years ended December 31, 2005 and 2004 is presented in the following table (in thousands).

	Year ended December 31,
	2005	2004
Novo Nordisk

Research and development funding	$2,027	$2,490

Substantive milestones	—	—

License fees	769	842

	2,796	3,332

BioGeneriX

Research and development funding	2,939	1,699

License fees	402	39

	3,341	1,738

	$6,137	$5,070

     Revenue from collaborative agreements increased to $6.1 million in 2005 from $5.1 million in 2005 primarily due to increased research and development funding and license fee revenue from BioGeneriX.
     Research and Development Expense. Our research and development expenses decreased to $33.1 million in 2005 from $34.7 million in 2004. The following table illustrates research and development expenses incurred during 2005 and 2004 in each period for our significant groups of research and development projects (in thousands).

Year ended December 31,	2005	2004

GlycoPEGylation	$18,170	$16,650
Other Glycotechnology Programs	978	196
Indirect expenses	13,988	17,826

	$33,136	$34,672

          GlycoPEGylation
     Our GlycoPEGylation research and development expenses increased during 2005, compared to 2004, primarily due to increased non-clinical development costs associated with NE-180 and GlycoPEG-GCSF, and increased purchases of laboratory services and research supplies.
          Other Glycotechnology Programs
     Research and development expenses related to our Other Glycotechnology Programs increased during 2005, compared to 2004, primarily due to increased research during 2005 to assess opportunities to use our enzymatic technologies in glycolipids.
          Indirect expenses
     Our indirect research and development expenses decreased during 2005, compared to 2004, primarily due to decreased depreciation resulting from the August 2005 impairment of the Witmer Road Facility and the closure of our leased facility in San Diego. Further contributing to the decrease during 2005 were lower amounts spent for indirect outside laboratory services and consulting.
     General and Administrative Expense. General and administrative expenses for the year ended December 31, 2005 were $10.9 million, compared to $11.7 million for the corresponding period in 2004. The decrease in 2005 was attributable to lower salaries and personnel-related expenses, lower consulting costs, and reduced depreciation, which resulted from the August 2005 impairment of the Witmer Road Facility and the closure of our leased facility in San Diego. Partially offsetting these decreases were an increase in patent legal expenses as well as higher non-cash compensation expenses due to the issuance of restricted stock units.
     Restructuring Charges. Restructuring charges for the year ended December 31, 2005 were $14.2 million, which included $13.2 million of non-cash property and equipment impairment charges and $1.0 million of expected payments for employee severance and facility closure costs. We did not incur any restructuring charges during 2004.
     Interest Income. Interest income for the year ended December 31, 2005 was $1.5 million, compared to $0.7 million for the corresponding period in 2004. The increase was due to higher interest rates during 2005.
     Interest Expense. Interest expense for the year ended December 31, 2005 was $1.3 million, compared to $1.0 million for the corresponding period in 2004, primarily due to higher interest rates during 2005. The increase was also partially attributable to the fact that we did not capitalize any interest expense during 2005. During 2004, we capitalized $0.1 million of interest expense associated with leasehold improvements that we placed in service in April 2004.

Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which is applicable for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Although SFAS No. 157 does not require any new fair value measurements, its application may, for some entities, change current practices related to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We are currently evaluating the impact of the adoption of SFAS No.157 on our financial statements and related disclosures.
     In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Topic 1N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108). SAB No. 108 requires the evaluation of prior-year misstatements using both the balance sheet approach and the income statement approach. In the initial year of adoption, should either approach result in quantifying an error that is material in light of quantitative and qualitative factors, SAB No. 108 guidance allows for a one-time cumulative-effect adjustment to beginning-of-year retained earnings. In years subsequent to adoption, previously undetected misstatements deemed material shall result in the restatement of previously issued financial statements in accordance with SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154). SAB No. 108 is effective for material errors in existence at the beginning of the first fiscal year ended after November 15, 2006, with earlier adoption encouraged. The adoption of SAB No. 108 did not have any impact on our financial statements and related disclosure.
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which is applicable for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We do not believe the adoption of FIN 48 will have any impact on our financial statements and we are evaluating the impact it may have on the related disclosures.
     In May 2005, the FASB issued SFAS No. 154, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principles. SFAS No. 154 applies to all voluntary changes in accounting principle, and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 became effective for accounting changes and corrections of errors made by us after January 1, 2006. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of SFAS No. 154 did not have any impact on our financial statements and related disclosure.
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
     The primary objective of our investment activities is to preserve our capital to fund operations and maximize income from our investments without assuming significant risk. We seek the safety of principal and market liquidity by investing in high credit quality institutional money market funds and fixed income securities. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. Because our investments are short-term in duration, we believe our exposure to interest rate risk is not significant. We held no marketable securities as of December 31, 2006. The approximate principal amount of our investment portfolio as of December 31, 2006 was $16.4 million, and the weighted-average annualized interest rate and interest income earned on the portfolio during the year ended December 31, 2006 were 4.9% and $1.2 million, respectively. The sensitivity analysis as it relates to our investment activities assumes an instantaneous 100 basis point move in interest rates from their weighted-average levels during the year ended December 31, 2006. A 100 basis point move up or down in market interest rates would have caused a corresponding change of $0.2 million in interest income during the year ended December 31, 2006.
     As of December 31, 2006, the principal components of our debt portfolio were (1) a term loan from our landlord of $0.6 million that accrues interest at a fixed annual rate of 13.0%; (2) aggregate equipment financing of $1.1 million that accrues interest at fixed annual rates ranging from 8.1% to 9.5%; and (3) capital lease obligations with a present value of $0.1 million, for which we imputed interest at fixed annual rates ranging from 8.7% to 11.5%. Our aggregate interest expense for the year ended December 31, 2006 was $1.3 million. By modifying the interest expense associated with variable rate debt while it was outstanding during the year ended December 31, 2006, as well as for fixed rate debt entered into during the year ended December 31, 2006, a 100 basis point move up or down in market interest rates would have caused a corresponding change of $0.1 million in interest expense during the year ended December 31, 2006.
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
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
     Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on that evaluation, our principal executive officer and principal financial officer concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in SEC rules and forms. There were no changes in these controls or procedures identified in connection with the evaluation of such controls or procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect, these controls or procedures.
     Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, our management believes that, as of December 31, 2006, our internal control over financial reporting is effective. In addition, no changes in our internal control over financial reporting have occurred during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The following is the audit report on our assessment of our internal control over financial reporting issued by our independent registered public accounting firm.
     Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Neose Technologies, Inc.:
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Neose Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Neose Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Neose Technologies, Inc.’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Neose Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, Neose Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Neose Technologies, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 16, 2007 expressed an unqualified opinion on those financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 16, 2007
ITEM 9B. OTHER INFORMATION.
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The information concerning directors and executive officers, appearing under the caption “Governance of the Company” in our Proxy Statement (the Proxy Statement) to be filed with the SEC in connection with our Annual Meeting of Stockholders to be held on May 4, 2007; the information concerning executive officers, appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement; the information concerning stockholder nominations for director candidates, appearing under the captions “Governance of the Company – Committees of our Board of Directors – Corporate Governance Committee” and “Requirements for Advance Notification of Nominations and Stockholder Proposals” in the Proxy Statement; and the information concerning the Audit Committee of our Board of Directors and the audit committee financial expert thereon, appearing under the caption “Governance of the Company – Committees of our Board of Directors – Audit Committee” in the Proxy Statement are incorporated herein by reference in response to this Item 10.
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
     Copies of the Code of Business Conduct and Ethics, which appears on our website, are also available upon request by any stockholder addressed to our Corporate Secretary, 102 Rock Road, Horsham, PA 19044.
ITEM 11. EXECUTIVE COMPENSATION.
     The information contained in the sections titled “Executive Compensation” and “Governance of the Company — Compensation of Directors” in the Proxy Statement is incorporated herein by reference in response to this Item 11.
Compensation Committee Interlocks and Insider Participation
     The current members of the Compensation Committee of our Board of Directors are Douglas J. MacMaster, Jr., Patrick L. Gage and H. Stewart Parker. None of these individuals has ever been an officer or employee of ours. In addition, none of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or the Compensation Committee of our Board of Directors.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
     The information contained in the section titled “Stock Ownership of our Directors, Executive Officers and 5% Beneficial Owners” in the Proxy Statement is incorporated herein by reference in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     The information contained in the section titled “Certain Relationships and Related Transactions” in the Proxy Statement, and the information concerning director independence under the captions “Governance of the Company – Independence of Directors and – Committees of our Board of Directors” in the Proxy Statement is incorporated herein by reference in response to this Item 13.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The information contained in the section titled “Relationship with Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference in response to this Item 14.

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

Exhibit
Number	Description

2.1	Purchase and Sale Agreement and Joint Escrow Instructions by and between ARE-PA Region No.6, LLC and Neose Technologies, Inc. dated September 1, 2006. (Exhibit 2.1)(25)

3.1	Fourth Amended and Restated Certificate of Incorporation. (Exhibit B)(21)

3.2	Second Amended and Restated By-Laws. (Exhibit 3.2)(4)

4.1	See Exhibits 3.1 and 3.2 for instruments defining rights of holders of common stock.

4.2	Amended and Restated Rights Agreement, dated as of December 3, 1998, between American Stock Transfer & Trust Company, as Rights Agent, and Neose Technologies, Inc. (Exhibit 4.2)(13)

4.3	Amendment No. 1, dated November 14, 2000, to the Amended and Restated Rights Agreement, dated as of December 3, 1998, between Neose Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent. (Exhibit 4.1)(1)

4.4	Amendment No. 2, dated June 13, 2002, to the Amended and Restated Rights Agreement, dated as of December 3, 1998, between Neose Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent. (Exhibit 4.1)(3)

4.5	Amendment No. 3, dated October 30, 2002, to the Amended and Restated Rights Agreement, dated as of December 3, 1998, between Neose Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent. (Exhibit 4.1)(5)

10.1††	1995 Amended and Restated Stock Option/Stock Issuance Plan, as amended. (Appendix B)(7)

10.2††	Non-Qualified Stock Option Agreement, dated March 29, 2002, between C. Boyd Clarke and Neose Technologies, Inc. (Exhibit 10.2)(2)

10.3††	Form of Change of Control Agreement between Neose Technologies, Inc. and Certain Officers. (Exhibit 10.1)(4)

10.4††	Tuition Reimbursement Agreement between A. Brian Davis and Neose Technologies, Inc., dated May 24, 2001. (Exhibit 10.44)(1)

10.5††	Change of Control Agreement, dated October 7, 2002, between Debra J. Poul and Neose Technologies, Inc. (Exhibit 10.2)(4)

10.6	Agreement of Lease, dated as of February 15, 2002, between Liberty Property Leased Partnership and Neose Technologies, Inc. (Exhibit 10.40)(1)

10.7	Master Security Agreement between General Electric Capital Corporation and Neose Technologies, Inc., dated as of December 19, 2002. (Exhibit 10.33)(6)

10.8	Amendment to Master Security Agreement between General Electric Capital Corporation and Neose Technologies, Inc., dated as of December 19, 2002. (Exhibit 10.34)(6)

10.9	Promissory Note of Neose Technologies, Inc. to General Electric Capital Corporation, dated September 17, 2003. (Exhibit 10.1)(8)

Exhibit
Number	Description

10.10†	Research, Development and License Agreement between Neose Technologies, Inc. and Novo Nordisk A/S dated as of November 17, 2003. (Exhibit 10.39)(9)

10.11†	Amendment to Research, Development and License Agreement between Neose Technologies, Inc. and Novo Nordisk A/S dated December 18, 2003. (Exhibit 10.41)(9)

10.12	Promissory Note of Neose Technologies, Inc. to General Electric Capital Corporation, dated December 18, 2003. (Exhibit 10.43)(9)

10.13	Promissory Note of Neose Technologies, Inc. to General Electric Capital Corporation, dated March 30, 2004. (Exhibit 10.1)(10)

10.14†	Research, Co-Development and Commercialization Agreement between BioGeneriX AG and Neose Technologies, Inc., dated April 20, 2004. (Exhibit 10.5)(11)

10.15	First Amendment to Lease between Liberty Property Limited Partnership and Neose Technologies, Inc., dated May 18, 2004. (Exhibit 10.7)(11)

10.16	Promissory Note of Neose Technologies, Inc. to Liberty Property Limited Partnership, dated May 7, 2004. (Exhibit 10.8)(11)

10.17††	Neose Technologies, Inc. 2004 Equity Incentive Plan. (Exhibit 99.1)(17)

10.18	Promissory Note of Neose Technologies, Inc. to General Electric Capital Corporation dated August 20, 2004. (Exhibit 10.11)(12)

10.19††	Form of Incentive Stock Option Award Agreement under the Neose Technologies, Inc. 2004 Equity Incentive Plan. (Exhibit 10.12)(12)

10.20††	Form of Non-Qualified Stock Option Award Agreement under the Neose Technologies, Inc. 2004 Equity Incentive Plan. (Exhibit 10.13)(12)

10.21††	Form of Annual Director Grant Agreement under the Neose Technologies, Inc. 2004 Equity Incentive Plan. (Exhibit 10.14)(12)

10.22††	Form of Director Fee Option Grant Agreement under the Neose Technologies, Inc. 2004 Equity Incentive Plan. (Exhibit 10.15)(12)

10.23†	Letter dated October 12, 2004 (effective November 9, 2004) amending Research, Development and License Agreement Between Neose Technologies, Inc. and Novo Nordisk A/S dated as of November 17, 2003, as amended. (Exhibit 10.46)(13)

10.24	Promissory Note of Neose Technologies, Inc. to General Electric Capital Corporation, dated December 16, 2004. (Exhibit 10.47)(13)

10.25	Promissory Note of Neose Technologies, Inc. to General Electric Capital Corporation, dated December 16, 2004. (Exhibit 10.48)(13)

10.26††	Form of Restricted Stock Unit Agreement (cliff vesting) between Neose Technologies, Inc. and Certain Employees, Officers and Directors. (Exhibit 10.1)(14)

10.27††	Form of Restricted Stock Unit Agreement (quarterly vesting) between Neose Technologies, Inc. and Certain Employees, Officers and Directors. (Exhibit 10.2)(14)

10.28††	Letter Agreement dated March 3, 2005 by and between Neose Technologies, Inc and C. Boyd Clarke. (Exhibit 10.3)(14)

10.29†	Letter dated February 16, 2005 amending the Research, Development and License Agreement by and between Neose Technologies, Inc. and Novo Nordisk A/S dated as of November 17, 2003, as amended. (Exhibit 10.2)(15)

10.30†	Research, License and Option Agreement by and between BioGeneriX AG and Neose Technologies, Inc. dated April 28, 2005. (Exhibit 10.1)(16)

10.31	Promissory Note of Neose Technologies, Inc. to General Electric Capital Corporation dated July 12, 2005. (Exhibit 10.1)(18)

10.32	Separation Agreement between Neose Technologies, Inc. and Joseph J. Villafranca, dated October 31, 2005. (Exhibit 10.51)(19)

10.33	Separation Agreement between Neose Technologies, Inc. and Marjorie A. Hurley, dated October 31, 2005. (Exhibit 10.52)(19)

10.34	Amendment No. 2 to the Credit Agreement by and between Neose Technologies, Inc. and Brown Brothers Harriman & Co. dated March 1, 2006. (Exhibit 10.1)(20)

Exhibit
Number	Description

10.35	Premium Finance Agreement, Disclosure Statement and Security Agreement by and between Neose Technologies, Inc. and AICCO, Inc. dated March 9, 2006. (Exhibit 10.2)(22)

10.36	Omnibus Amendment No. 1 to Loan Documents by and between Neose Technologies, Inc. and Brown Brothers Harriman & Co. dated March 10, 2006. (Exhibit 10.3)(22)

10.37††	Employment Agreement by and between Neose Technologies, Inc. and George J. Vergis, Ph.D. dated May 4, 2006. (Exhibit 10.1)(23)

10.38	Post-Closing Property Access Agreement by and between Auxilium Pharmaceuticals, Inc. and Neose Technologies, Inc. dated September 1, 2006. (Exhibit 10.1)(25)

10.39	Consent to Property Access Agreement by and among ARE-PA Region No.6, LLC, Auxilium Pharmaceuticals, Inc. and Neose Technologies, Inc. dated September 1, 2006. (Exhibit 10.2)(25)

10.40	Modification Agreement by and between Neose Technologies, Inc. and General Electric Capital Corporation dated October 31, 2006. (Exhibit 10.1)(26)

10.41* #	Amendment Number 1 to Research, Co-Development and Commercialization Agreement and Research License and Option Agreement between Neose Technologies, Inc. and BioGeneriX AG dated October 20, 2006.

10.42* #	Amended and Restated Research, Development and License Agreement among Neose Technologies, Inc. and Novo Nordisk A/S and Novo Nordisk Health Care AG dated October 31, 2006.

10.43* #	Bioprocessing Services Agreement by and between Neose Technologies, Inc. and Diosynth RTP Inc. dated December 7, 2006.

10.44*	Commercial Premium Finance Agreement and Promissory Note from Neose Technologies, Inc. to AFCO Credit Corporation dated March 6, 2007.

10.45	Securities Purchase Agreement by and among Neose Technologies, Inc. and the purchasers appearing on the signature pages thereto dated March 8, 2007. (Exhibit 10.1)(27)

10.46	Registration Rights Agreement by and among Neose Technologies, Inc. and the purchasers appearing on the signature pages thereto dated March 8, 2007. (Exhibit 10.2)(27)

10.47	Form of Common Stock Purchase Warrant (U.S.), dated March 8, 2007. (Exhibit 10.3)(27)

10.48	Form of Common Stock Purchase Warrant (Non-U.S.), dated March 8, 2007. (Exhibit 10.4)(27)

23.1*	Consent of KPMG LLP.

24*	Powers of Attorney (included as part of signature page hereof).

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to an order of the SEC granting our application for confidential treatment filed pursuant to Rule 24b-2 under the Exchange Act.

††	Compensation plans and arrangements for executives and others.

#	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.

(1)	Filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 000-27718).

(2)	Filed as an Exhibit to our Current Report on Form 8-K/A filed with the SEC on April 30, 2002.

(3)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on June 13, 2002.

(4)	Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

(5)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on November 1, 2002.

(6)	Filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2002.

(7)	Filed as an Exhibit to our Proxy Statement filed with the SEC on April 7, 2003.

(8)	Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.

(9)	Filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003.

(10)	Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

(11)	Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

(12)	Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

(13)	Filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004.

(14)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on March 4, 2005.

(15)	Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.

(16)	Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.

(17)	Filed as an Exhibit to our Post-Effective Amendment No. 1 to Form S-8 filed with the SEC on August, 19, 2005.

(18)	Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.

(19)	Filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005.

(20)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on March 3, 2006.

(21)	Filed as an Exhibit to our Proxy Statement filed with the SEC on March 30, 2006.

(22)	Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006.

(23)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on May 8, 2006.

(24)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on September 6, 2006.

(25)	Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006.

(26)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on November 2, 2006.

(27)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on March 13, 2007.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

NEOSE TECHNOLOGIES, INC.

Date: March 16, 2007	By: /s/ George J. Vergis

George J. Vergis
Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Neose and in the capacities and on the dates indicated.
     Each person, in so signing also makes, constitutes, and appoints George J. Vergis and A. Brian Davis, and each of them acting alone, as his or her true and lawful attorneys-in-fact, with full power of substitution, in his name, place, and stead, to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

Name	Capacity	Date

/s/ George J. Vergis George J. Vergis	Chief Executive Officer (Principal Executive Officer)	March 16, 2007

/s/ A. Brian Davis A. Brian Davis	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2007

/s/ C. Boyd Clarke C. Boyd Clarke	Director	March 16, 2007

/s/ Brian H. Dovey Brian H. Dovey	Director	March 16, 2007

/s/ L. Patrick Gage L. Patrick Gage	Chairman	March 16, 2007

/s/ William F. Hamilton William F. Hamilton	Director	March 16, 2007

/s/ Douglas J. MacMaster, Jr. Douglas J. MacMaster, Jr.	Director	March 16, 2007

/s/ H. Stewart Parker H. Stewart Parker	Director	March 16, 2007

/s/ Mark H. Rachesky Mark H. Rachesky	Director	March 16, 2007

/s/ Lowell E. Sears Lowell E. Sears	Director	March 16, 2007

/s/ Elizabeth H.S. Wyatt Elizabeth H.S. Wyatt	Director	March 16, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Neose Technologies, Inc.:
We have audited the accompanying balance sheets of Neose Technologies, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the management of Neose Technologies, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neose Technologies, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Neose Technologies, Inc.’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
March 16, 2007

Neose Technologies, Inc.
Balance Sheets
(in thousands, except per share amounts)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$16,388	$37,738
Accounts receivable	286	1,076
Prepaid expenses and other current assets	1,284	892

Total current assets	17,958	39,706
Property and equipment, net	13,104	24,708
Intangible and other assets, net	181	949

Total assets	$31,243	$65,363

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,251	$4,031
Accounts payable	1,848	722
Accrued compensation	1,772	1,618
Accrued expenses	4,749	2,697
Deferred revenue	645	1,527

Total current liabilities	10,265	10,595
Long-term debt and capital lease obligations, net of current portion	580	10,423
Deferred revenue, net of current portion	4,329	3,765
Other liabilities	510	463

Total liabilities	15,684	25,246

Commitments and contingencies (See Note 13)

Stockholders’ equity:
Preferred stock, par value $.01 per share, 5,000 shares authorized, none issued	—	—
Common stock, par value $.01 per share, 75,000 and 50,000 shares authorized; 32,972 and 32,782 shares issued and outstanding	330	328
Additional paid-in capital	281,556	279,015
Deferred compensation	—	(6)
Accumulated deficit	(266,327)	(239,220)

Total stockholders’ equity	15,559	40,117

Total liabilities and stockholders’ equity	$31,243	$65,363

The accompanying notes are an integral part of these financial statements.

Neose Technologies, Inc.
Statements of Operations
(in thousands, except per share amounts)

	Year ended December 31,
	2006	2005	2004
Revenue from collaborative agreements	$6,184	$6,137	$5,070

Operating expenses:
Research and development	29,013	33,136	34,672
General and administrative	11,551	10,878	11,711
Restructuring charges	—	14,206	—

Total operating expenses	40,564	58,220	46,383
Gain on sale of Witmer Road Facility (see Note 5)	7,333	—	—

Operating loss	(27,047)	(52,083)	(41,313)

Other income	—	22	—
Interest income	1,211	1,536	652
Interest expense	(1,271)	(1,314)	(981)

Net loss	$(27,107)	$(51,839)	$(41,642)

Basic and diluted net loss per share	$(0.82)	$(1.64)	$(1.82)

Weighted-average shares outstanding used in computing basic and diluted net loss per share	32,857	31,590	22,898

The accompanying notes are an integral part of these financial statements.

Neose Technologies, Inc.
Statements of Stockholders’ Equity and Comprehensive Loss
(in thousands)

			Additional			Total
	Common stock		paid-in	Deferred	Accumulated	stockholders’
	Shares	Amount	capital	compensation	deficit	equity
Balance, January 1, 2004	19,935	$199	$217,849	$(96)	$(145,739)	$72,213
Net and total comprehensive loss	—	—	—	—	(41,642)	(41,642)
Sale of common stock in a registered offering	4,733	47	29,881	—	—	29,928
Exercise of stock options	25	1	73	—	—	74
Shares issued pursuant to employee stock purchase plan	24	—	175	—	—	175
Deferred compensation related to grants of employee stock options	—	—	56	(56)	—	—
Deferred compensation related to non-employee stock options	—	—	(8)	8	—	—
Stock-based compensation related to modification of options	—	—	1	—	—	1
Amortization of deferred compensation related to:
Employee stock options	—	—	—	101	—	101
Non-employee stock options	—	—	—	4	—	4

Balance, December 31, 2004	24,717	247	248,027	(39)	(187,381)	60,854
Net and total comprehensive loss	—	—	—	—	(51,839)	(51,839)
Sale of common stock in a registered offering	8,050	81	29,925	—	—	30,006
Shares issued pursuant to employee stock purchase plan	15	—	86	—	—	86
Restricted stock units:
Conversion of liability-classified awards to equity-classified awards	—	—	382	—	—	382
Compensation cost recognized in the statement of operations	—	—	609	—	—	609
Deferred compensation related to non-employee stock options	—	—	(14)	14	—	—
Amortization of deferred compensation related to:
Employee stock options	—	—	—	28	—	28
Non-employee stock options	—	—	—	(9)	—	(9)

Balance, December 31, 2005	32,782	328	279,015	(6)	(239,220)	40,117
Net and total comprehensive loss	—	—	—	—	(27,107)	(27,107)
Reclassification of deferred compensation upon the adoption of SFAS No. 123R			(6)	6		—
Exercise of stock options	5	—	14	—	—	14
Restricted stock units:
Restricted stock units issued at vesting date for compensation costs recognized in the Statement of Operations	185	2	(2)	—	—	—
Payment of withholding taxes related to restricted stock units	—	—	(175)	—	—	(175)
Conversion of liability-classified awards to equity-classified awards	—	—	129	—	—	129
Compensation costs recognized in the Statement of Operations:
Employee stock options	—	—	2,438	—	—	2,438
Non-employee stock options	—	—	14	—	—	14
Restricted stock units	—	—	129	—	—	129

Balance, December 31, 2006	32,972	$330	$281,556	$—	$(266,327)	$15,559

The accompanying notes are an integral part of these financial statements.

Neose Technologies, Inc.
Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(27,107)	$(51,839)	$(41,642)
Adjustments to reconcile net loss to cash used in operating activities:

Impairment of property and equipment and assets held for sale	121	13,187	104
Depreciation and amortization expense	2,209	4,322	6,063
Non-cash compensation expense	2,581	628	106
Non-cash rent expense	260	—	—
Loss (gain) on disposition of equipment and assets held for sale, net	(7,272)	(4)	95
Premiums paid on early repayment of debt	215	—	—
Accelerated amortization of debt issuance costs on early repayment of debt	133	—	—
Changes in operating assets and liabilities:
Accounts receivable	790	1,809	(1,438)
Prepaid expenses and other current assets	(75)	(150)	330
Intangible and other assets	—	—	47
Accounts payable	481	(1,043)	(559)
Accrued compensation	283	84	(594)
Accrued expenses	818	698	411
Deferred revenue	(318)	(691)	213
Other liabilities	47	(70)	120

Net cash used in operating activities	(26,834)	(33,069)	(36,744)

Cash flows from investing activities:
Purchases of property and equipment	(898)	(792)	(9,844)
Proceeds from sale of property and equipment and assets held for sale	19,373	110	—
Proceeds from settlement of property and equipment dispute	—	75	—
Purchases of marketable securities	—	(9,845)	—
Proceeds from maturities of marketable securities	—	10,000	5,000

Net cash provided by (used in) investing activities	18,475	(452)	(4,844)

Cash flows from financing activities:
Proceeds from issuance of debt	539	1,484	14,112
Repayments of debt	(13,154)	(5,365)	(6,552)
Premiums paid on early repayment of debt	(215)	—	—
Debt issuance costs	—	—	(103)
Restricted funds related to debt	—	—	901
Proceeds from issuance of common stock, net	14	30,092	30,177
Payment of withholding taxes related to restricted stock units	(175)	—	—

Net cash provided by (used in) financing activities	(12,991)	26,211	38,535

Net decrease in cash and cash equivalents	(21,350)	(7,310)	(3,053)
Cash and cash equivalents, beginning of year	37,738	45,048	48,101

Cash and cash equivalents, end of year	$16,388	$37,738	$45,048

The accompanying notes are an integral part of these financial statements.

Neose Technologies, Inc.
Notes to Financial Statements
(in thousands, except per share amounts)
Note 1. Background
          We are a clinical-stage biopharmaceutical company focused on the development of next-generation therapeutic proteins that are competitive with best-in-class protein drugs currently on the market. Our lead therapeutic protein candidates are GlycoPEG-EPO (NE-180) and GlycoPEG-GCSF.
          NE-180 is a long-acting version of erythropoietin (EPO) produced in insect cells. EPO is prescribed to stimulate production of red blood cells, and is approved for sale in major markets around the world for treatment of chemotherapy-induced anemia and anemia associated with chronic renal failure. NE-180 is being developed for the treatment of anemia in adult cancer patients with non-myeloid malignancies receiving chemotherapy and for the treatment of anemia associated with chronic kidney disease, including patients on dialysis and patients not on dialysis. During 2006, we completed a Phase I clinical trial for NE-180 in Switzerland. In January 2007, we received approval from Swissmedic, the Swiss Agency for Therapeutic Products, for the initiation of a Phase II human trial to evaluate the safety, tolerability and dose response of NE-180 in cancer patients receiving platinum-based chemotherapy. In March 2007, we received approval from the U.S. Food and Drug Administration (FDA) to initiate clinical trials in the U.S. in response to our amended Investigational New Drug application (IND).
          Our second proprietary protein, GlycoPEG-GCSF, is a long-acting version of granulocyte colony stimulating factor (G-CSF) that we are co-developing with BioGeneriX AG, a company of the ratiopharm Group. G-CSF is prescribed to stimulate production of neutrophils (a type of white blood cell) and is approved for sale in major markets around the world for treatment of neutropenia associated with myelosuppressive chemotherapy. In November 2006, BioGeneriX initiated the first of two planned Phase I clinical trials for GlycoPEG-GCSF. We expect BioGeneriX to initiate and complete the second Phase I trial during 2007.
          We believe that our enzymatic pegylation technology, GlycoPEGylation™, can improve the drug properties of therapeutic proteins by building out, and attaching polyethylene glycol (PEG) to, carbohydrate structures on the proteins. We are using our technology to develop proprietary versions of protein drugs with proven safety and efficacy and to improve the therapeutic profiles of proteins being developed by our partners. We expect these modified proteins, such as NE-180 and GlycoPEG-GCSF, to offer significant advantages, including less frequent dosing and possibly improved efficacy, over the original versions of the drugs now on the market, as well as to meet or exceed the pharmacokinetic profile of next-generation versions of the drugs now on the market. We believe this strategy of targeting drugs with proven safety and efficacy allows us to lower the risk profile of our proprietary development portfolio as compared to de novo protein drug development. We intend to continue to focus our research and development resources on therapeutic proteins that we believe have the highest probability of clinically meaningful therapeutic profile improvements from our technology and are in commercially attractive categories.
          We have incurred losses each year since inception. As of December 31, 2006, we had an accumulated deficit of $266,327. We expect to spend significant amounts to expand our research and development on our proprietary drug candidates and technologies, maintain and expand our intellectual property position, and expand our business development and commercialization efforts. Given our planned level of operating expenses, we expect to continue incurring losses for some time. In March 2007, we sold 21,415 shares of our common stock and warrants to purchase 9,637 shares of common stock through a private placement at a price of $2.02 per unit, generating net proceeds of approximately $40,459. The warrants have a five-year term and an exercise price of $1.96 per share. In March 2007, we initiated a restructuring of operations designed to allow for significantly higher clinical development costs for NE-180, while keeping anticipated 2007 net cash spending consistent with 2006 levels. The restructuring, which will be implemented over the next few months, will result in a workforce reduction of approximately 40%. We have not yet determined if we will incur any contract termination or non-cash impairment charges in connection with the restructuring.

Neose Technologies, Inc.
Notes to Financial Statements
(in thousands, except per share amounts)
          We believe that our existing cash and cash equivalents (including the net proceeds from our March 2007 financing), expected proceeds from collaborations and license arrangements, and interest income should be sufficient to meet our operating and capital requirements at least through the second quarter of 2008, although changes in our collaborative relationships or our business, whether or not initiated by us, may cause us to deplete our cash and cash equivalents sooner than the above estimate. We will require significant amounts of additional capital in the future to fund our operations, and we do not have any assurance that funding will be available when we need it on terms that we find favorable, if at all. If we are unable to raise additional capital when required, we may need to delay, scale back, or eliminate some or all of our research and development programs.
          We have not yet developed any products or commercialized any products or technologies, and we may never be able to do so. Even if we are successful in developing products that are approved for marketing, we will not be successful unless our products, and products incorporating our technologies, gain market acceptance. Our operations are subject to risks and uncertainties other than mentioned above including, among others, the uncertainty of product development, including our dependence upon third parties to conduct our clinical trials and to manufacture our product candidates and the materials used to make them; our limited product development and manufacturing experience; our dependence upon collaborative partners to develop and commercialize products incorporating our technologies and the success of collaborative relationships; the uncertainty of intellectual property rights; technological uncertainty and the risk of technological obsolescence; the risk of development and commercialization of competitive products by others that are more effective, less costly, or otherwise gain greater market acceptance; and the uncertainty of achieving regulatory approvals for our products, or products incorporating our technologies.
Note 2. Summary of Significant Accounting Policies
     Use of Estimates
          The preparation of financial statements, in conformity with U.S. generally accepted accounting principles, requires us to make estimates and assumptions. Those estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the repor ted amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Cash and Cash Equivalents
          We consider all highly liquid investments with a maturity of three months or less on the date of purchase to be cash equivalents. As of December 31, 2006 and 2005, cash equivalents consisted of money market investments. Our cash balances have been kept on deposit primarily at one bank and in amounts greater than $100, which is the limit of insurance provided by the Federal Deposit Insu rance Corporation.
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
          As of December 31, 2006 and 2005, we held no marketable securities. We held no securities that matured during the year ended December 31, 2006. Securities maturing during the years ended December 31, 2005 and 2004 earned interest of $155 and $55, respectively.

Neose Technologies, Inc.
Notes to Financial Statements
(in thousands, except per share amounts)
     Property and Equipment
          Property and equipment are stated at cost. Property and equipment capitalized under capital leases are recorded at the present value of the minimum lease payments due over the lease term. Expenditures for additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Laboratory and office equipment are depreciated over three to seven years. For assets acquired under capital leases and for leasehold improvements, depreciation and amortization are calculated on the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter. Upon the disposition of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included on our Statements of Operations.
     Impairment of Long-lived Assets
          Long-lived assets and certain identifiable intangibles are reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As described in Note 5, we recognized during the third quarter of 2005 non-cash impairment charges on our property and equipment as a result of the restructuring we announced in August 2005 (see Note 12). During the year ended December 31, 2006, we recognized additional non-cash impairment charges on our property and equipment. Because our history of negative operating cash flows is an indicator of impairment, we annually compare the market value of our equity and debt to the carrying value of our net assets. The market value of our equity and debt exceeded the carrying value of our net assets as of December 31, 2006 and, therefore, we did not recognize any impairment of long-lived assets other than the impairment of property and equipment mentioned above.
     Financing Costs Related to Long-term Debt
          Costs associated with obtaining long-term debt are deferred and amortized to interest expense over the term of the related debt. During the year ended December 31, 2006, the remaining amount of deferred financing costs was amortized to interest expense in our Statements of Operations due to the repayment in full of the related debt (see Note 6).
     Deferred Rent and Landlord Incentive
          We have entered into various operating lease arrangements for laboratory, office and warehouse space which contain escalation clauses, under which the base rent increases annually (see Note 13).We record monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is included in other liabilities on our Balance Sheets. In addition we received an incentive from the landlord for partial reimbursement for improvements we made to the facility. This incentive is also included in other liabilities on our Balance Sheets and is being amortized ratably as a reduction to rent expense over the lease term.
     Revenue Recognition
          We have entered into collaborative agreements with other companies for the development and commercialization of our product candidates. The terms of the agreements typically include non-refundable up-front license fees, funding of research and development, payments based upon achievement of development milestones,

Neose Technologies, Inc.
Notes to Financial Statements
(in thousands, except per share amounts)
and royalties on product sales.
          License Fees and Multiple Element Arrangements
          Non-refundable license fees are recognized as revenue when we have a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured, and we have no further performance obligations under the license agreement.
          Multiple element arrangements, such as license and development arrangements are analyzed to determine whether the deliverables, which often include a license and performance obligations, such as research and development services, can be separated or whether they must be accounted for as a single unit of accounting in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. However, if the license is considered to either (i) not have stand-alone value or (ii) have standalone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed. In our collaborative arrangements with Novo Nordisk and BioGeneriX, we have determined the license to each does not have stand-alone value.
          Whenever we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue will be recognized. Significant management judgment is required in determining the period over which we are expected to complete our performance obligations under an arrangement.
          Substantive Milestone Payments
          Our collaboration agreements may also contain substantive milestone payments. Substantive milestone payments are considered to be performance bonuses that are recognized upon achievement of the milestone only if all of the following conditions are met:
•	the milestone payments are non-refundable;

•	achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement;

•	substantive effort is involved in achieving the milestone;

•	a reasonable amount of time passes between the up-front license payment and the first milestone payment as well as between each subsequent milestone payment; and

•	the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone.
          Determination as to whether a payment meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone, and therefore the resulting payment would be considered part of the consideration for the single unit of accounting and be recognized as revenue as such performance obligations are performed.

Neose Technologies, Inc.
Notes to Financial Statements
(in thousands, except per share amounts)
          Reimbursement of Research and Development Costs
          Reimbursement of research and development costs is recognized as revenue provided the provisions of EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, are met, the amounts are fixed and determinable, and collection of the related receivable is reasonably assured. In our collaborative arrangements with Novo Nordisk and BioGeneriX, we recognize revenue as such costs are incurred because we have evidence of fair value for these delivered items.
          Deferred Revenue
          Amounts received prior to satisfying the above revenue recognition criteria are recorded as Deferred Revenue in the accompanying balance sheets. Determination as to the classification of deferred revenue as current or long-term on our Balance Sheets involves management’s judgment. For example, in connection with our existing collaboration agreements, we have recorded on our balance sheet current and long-term deferred revenue based on our best estimate of when such revenue will be recognized. The current portion of deferred revenue consists of amounts that are expected to be recognized as revenue during 2007. Amounts that we expect will not be recognized during 2007 are classified as long-term deferred revenue. This estimate is based on our estimate of the periods of our involvement in certain of our collaborations. In certain instances, the timing of satisfying these obligations can be difficult to estimate. Accordingly, our estimates may change in the future. Any change to the estimated performance period would be recognized on a prospective basis. If these estimates and judgments change over the course of these agreements, it may affect the timing and amount of revenue that we recognize and record in future periods.
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
     Accounting for Restructuring Costs
          In September 2006 and August 2005, we implemented a restructuring of operations (see Note 12). Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146), addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 does not apply to costs associated with a disposal activity covered by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144).
          The employee severance costs incurred for the 2006 Restructuring were payable pursuant to an employee severance plan established in August 2005. Therefore, these costs did not meet the definition for classification as a restructuring charge on our Statements of Operations. The restructuring charges recorded by us during 2005 were

Neose Technologies, Inc.
Notes to Financial Statements
(in thousands, except per share amounts)
comprised primarily of costs to reduce property and equipment to fair value and to reduce our workforce.
          Under SFAS No. 144, any impairment of property and equipment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. To determine the fair value of assets that are not likely to be used over their remaining useful economic life, we use a probability-weighted approach of estimated cash flows to be received upon a range of possible disposition outcomes. In August 2005, we announced we would evaluate alternatives relative to our headquarters and pilot manufacturing facility (Witmer Road Facility), which we owned subject to a mortgage, including the potential disposition of the facility and further consolidation of our research, development and administrative operations into a currently leased facility also located in Horsham, Pennsylvania. As a result of the announcement, we concluded that identifiable cash flows could be assigned to the Witmer Road Facility and related equipment. We based our estimates of potential cash flows related to possible disposition outcomes on conversations with commercial real estate firms that have both knowledge of recent history of sales and expertise in marketing and selling similar facilities.
          Under SFAS No. 146, employee severance costs are determined based on the estimated severance and fringe benefit charge for identified employees. In calculating the cost to exit our leased facility in San Diego, California, we estimated the future lease and operating costs to be paid until the lease is terminated, the amount, of any sublease receipts, and real estate broker fees. SFAS No. 146 also required us to estimate the timing and the amount of operating costs and the timing and rate at which we might be able to sublease the facility. To form our estimates for these costs, we performed an assessment of the affected facility and considered the current market conditions.
     Interest Expense
          During the years ended December 31, 2006 and 2004, we incurred significant capital expenditures related to improving our owned and leased facilities. See Note 5 for a description of our property and equipment. Accordingly, we capitalized a portion of interest incurred during each reporting period in accordance with SFAS No. 34, Capitalization of Interest Cost, as amended. We did not capitalize any interest incurred during the year ended December 31, 2005.
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
     Stock-based Employee Compensation
          We adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), effective January 1, 2006. SFAS No. 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values at the date of grant. Prior to January 1, 2006, we followed Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations in accounting for our stock-based compensation. We elected to use the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption and to that portion of awards not fully vested as of the date of adoption. Accordingly, prior periods have not been restated.

Neose Technologies, Inc.
Notes to Financial Statements
(in thousands, except per share amounts)
          The fair value of stock options is determined using the Black-Scholes valuation model, which is the same model we previously utilized for valuing stock options for footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure (SFAS No. 148).
          The fair value of share-based awards is recognized as expense over the requisite service period, net of estimated forfeitures. We rely primarily on historical experience to estimate expected forfeitures for stock options. We have not assumed any expected forfeitures for restricted stock units (RSUs) because those awards have been granted to a small number of individuals. For all unvested share-based awards outstanding as of December 31, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on an accelerated basis in our statement of operations over the remaining vesting period, consistent with our recognition policy under SFAS No. 123. For share-based awards granted subsequent to December 31, 2005, we have elected to recognize compensation expense in the statement of operations on a straight-line basis from the date of grant. Our deferred stock compensation balance of $6 as of December 31, 2005 was reclassified into additional paid-in capital upon the adoption of SFAS No. 123R.
          SFAS No. 123R requires us to present pro forma information for comparative periods prior to the adoption as if we had accounted for all our stock-based employee compensation under the fair value method of SFAS No. 123. The following table illustrates the effect on our net loss and basic and diluted net loss per share if we had recorded compensation expense for the estimated fair value of our stock-based employee compensation, consistent with SFAS No. 123:

	Year ended December 31,
	2005	2004
Net loss – as reported	$(51,839)	$(41,642)

Add: Stock-based employee compensation expense included in reported net loss	788	101
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(4,607)	(9,869)

Net loss – pro forma	$(55,658)	$(51,410)

Basic and diluted net loss per share – as reported	$(1.64)	$(1.82)

Basic and diluted net loss per share – pro forma	$(1.76)	$(2.25)

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
     Comprehensive Loss
          SFAS No. 130, Reporting Comprehensive Income, requires disclosure of comprehensive income (loss) in the financial statements. Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes changes to equity that are not included in net income (loss). Our comprehensive loss for the years ended December 31, 2006, 2005, and 2004 was comprised only of our net loss and is reported on our Statements of Stockholders’ Equity and Comprehensive Loss.
     Fair Value of Financial Instruments
          The fair value of our financial instruments is the amount for which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2006, the carrying values of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and accrued compensation equaled or approximated their respective fair values because of the short duration of these instruments. The fair value of our long-term debt was estimated by discounting the future cash flows of each instrument at rates recently offered to us for similar debt instruments offered by our lenders. As of December 31, 2006, the fair and carrying values of our long-term debt and capital lease obligations were $1,838 and $1,831, respectively.
     Recent Accounting Pronouncements
          In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which is applicable for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Although SFAS No. 157 does not require any new fair value measurements, its application may, for some entities, change current practices related to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We are currently evaluating the impact of the adoption of SFAS No.157 on our financial statements and related disclosures.
          In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Topic 1N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108). SAB No. 108 requires the evaluation of prior-year misstatements using both the balance sheet approach and the income statement approach. In the initial year of adoption should either approach result in quantifying an error that is material in light of quantitative and qualitative factors. SAB No. 108 guidance allows for a one-time cumulative-effect adjustment to beginning-of-year retained earnings. In years subsequent to adoption, previously undetected misstatements deemed material shall result in the restatement of previously issued financial statements in accordance with SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154). SAB No. 108 is effective for material errors in existence at the beginning of the first fiscal year ended after November 15, 2006, with earlier adoption encouraged. The adoption of SAB No. 108 did not have any impact on our financial statements and related disclosures.
          In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which is applicable for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial

Neose Technologies, Inc.
Notes to Financial Statements
(in thousands, except per share amounts)
statement recognition and measurement of a tax position reported or expected to be reported on a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We do not believe the adoption of FIN 48 will have any impact on our financial statements and we are evaluating the impact it may have on the related disclosures.
          In May 2005, the FASB issued SFAS No. 154, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principles. SFAS No. 154 applies to all voluntary changes in accounting principle, and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 became effective for accounting changes and corrections of errors made by us after January 1, 2006. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of SFAS No. 154 did not have any impact on our financial statements and related disclosures.
     Reclassification
          Certain prior year amounts have been reclassified to conform to our current year presentation.

Neose Technologies, Inc.
Notes to Financial Statements
(in thousands, except per share amounts)
Note 3. Supplemental Disclosure of Cash Flow Information
     The following table contains additional cash flow information for the periods reported.

	Year ended December 31,
	2006	2005	2004
Supplemental disclosure of cash flow information:

Cash paid for interest, net of amounts capitalized (see Note 5)	$1,164	$1,302	$958

Non-cash operating activities:

Non-cash rent included in gain on sale of Witmer Road Facility (see Note 5)	$390	$—	$—

Increase in prepaid expenses and other current assets included in accounts payable	$228	$—	$—

Non-cash investing activities:

Increase (decrease) in property and equipment included in accounts payable and accrued expenses	$1,651	$45	$(792)

Assets acquired under capital leases	$—	$—	$184

Decrease in acquisition value of property and equipment related to cancellation of a vendor invoice as partial settlement of dispute (see Note 5)	$—	$116	$—

Decrease in acquisition value of property and equipment due to decrease in amount of remaining minimum lease payments under capital lease	$—	$10	$—

Non-cash financing activities:

Conversion of accrued compensation from liability to equity classified award upon grant of restricted stock units (see Note 10)	$129	$382	$—

Neose Technologies, Inc.
Notes to Financial Statements
(in thousands, except per share amounts)
Note 4. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consisted of the following:

December 31,	2006	2005
Prepaid contract research and development services	$228	$—
Prepaid rent	195	61
Prepaid maintenance agreements	162	276
Prepaid clinical trials and non-clinical studies	124	141
Prepaid insurance	86	96
Other prepaid expenses	262	144
Other current assets	227	174

	$1,284	$892

     Receivable from Related Party
          In 2001, we entered into a tuition reimbursement agreement with an employee who subsequently became an executive officer. Under the agreement, we agreed to lend the amounts necessary to pay for the employee’s tuition payments and related costs and fees. Interest accrues on the loan at 4.71% per year, and has been payable annually since May 2002. We agreed to forgive repayment of the principal amount outstanding, in four equal, annual installments, commencing in May 2004, if the employee remains employed by us on each forgiveness date. We also agreed to forgive the accrued interest on each annual due date and, if the employee is terminated without cause, we also agreed to forgive all outstanding principal and interest. We forgave principal and accrued interest of $31, $33 and $34 during the years ended December 31, 2006, 2005, and 2004, respectively. As of December 31, 2006 and 2005, the amounts outstanding under the agreement, including accrued interest, were $29 and $59, respectively. Of these amounts, $29 and $30 were included in prepaid expenses and other current assets on our Balance Sheets as of December 31, 2006 and 2005, respectively.
Note 5. Property and Equipment
     Property and equipment consisted of the following:

December 31,	2006	2005
Leasehold improvements	$9,817	$9,964
Laboratory, manufacturing, and office equipment	5,874	9,606
Building, facility improvements, and land	—	9,522
Construction-in-progress	2,142	—

	17,833	29,092
Less accumulated depreciation and amortization	(4,729)	(4,384)

	$13,104	$24,708

          In September 2006, we sold the Witmer Road Facility for $21,043. After payment of selling fees and expenses, we received net proceeds of approximately $19,322. The carrying value of the property and equipment

Neose Technologies, Inc.
Notes to Financial Statements
(in thousands, except per share amounts)
sold was $12,379. We owned the Witmer Road Facility subject to mortgages supporting our term loan and industrial development authority bond (see Note 7). We were permitted to occupy a portion of the facility on a rent-free basis for up to six months after closing. We have estimated the rental fair value for the space we occupied to be $390, which was included in the calculation of the $7,333 gain on the sale of the Witmer Road Facility and will be amortized as rent expense to our Statements of Operations over the expected period of our occupancy. As of December 31, 2006, the unamortized balance of the estimated rental fair value was $130 and was included in prepaid expenses and other current assets on our Balance Sheets (see Note 4).
          Concurrent with the closing, we repaid outstanding debt associated with the Witmer Road Facility and related equipment of $9,647, which included accrued interest and prepayment penalties. The remaining net proceeds of $9,675 will be used to further our research, non-clinical development, and clinical development objectives and to fund the capital expenditures described below to the extent such expenditures are not financed through the issuance of new debt.
          In February 2007, we consolidated our operations into a 40,000 square foot facility that we currently lease in Horsham, Pennsylvania (Rock Road Facility). We anticipate total costs for construction of additional laboratory and office space in the Rock Road Facility of approximately $3,650, of which $2,111 was included in construction-in-progress as of December 31, 2006. Approximately $3,100 of the estimated total construction costs relate to leasehold improvements that will be amortized over the remaining lease term of approximately 15 years. The remaining estimated construction costs relate to laboratory and office equipment that will be amortized over three to seven years.
          Laboratory, manufacturing, and office equipment as of December 31, 2006 and 2005 included $122 and $530 respectively, of assets acquired under capital leases. Accumulated depreciation and amortization as of December 31, 2006 and 2005 includes $47 and $293, respectively, related to assets acquired under capital leases. During the years ended December 31, 2006 and 2004, we capitalized $8 and $139, respectively, of interest expense in connection with our facility improvement projects. We did not capitalize any interest incurred during the year ended December 31, 2005.
          Depreciation expense, which includes amortization of assets acquired under capital leases, was $1,606, $3,751, and $5,047 for the years ended December 31, 2006, 2005, and 2004, respectively. During the years ended December 31, 2006 and 2005, we disposed of fully depreciated assets that had original acquisition values of $99 and $129, respectively. We did not dispose of any fully depreciated assets during the year ended December 31, 2004. During the year ended December 31, 2006, we recorded a gain on the sale of Witmer Road Facility of $7,333. During the years ended December 31, 2006, 2005 and 2004, we recorded losses on disposition of property and equipment of $13, $17, and $95, respectively. In addition, during the years ended December 31, 2006 and 2005, we recorded a loss of $48 and a gain of $21, respectively, on the disposition of assets held for sale. The aggregate proceeds from the disposition of property and equipment and assets held for sale, excluding the Witmer Road Facility, was $51 and $110, respectively, for the years ended December 31, 2006 and 2005. We did not receive any proceeds from the disposition of property and equipment and assets held for sale during the year ended December 31, 2004.
          During 2006, we evaluated cash flows that could be assigned to equipment that was no longer in use. We based our estimates of potential cash flows on possible disposition outcomes if the equipment was sold at auction. Based on those estimates, we recorded a non-cash impairment charge of $121, which was included in research and development expenses in our Statements of Operations. The aggregate acquisition value of the impaired assets was reduced by $586 and the related accumulated depreciation was reduced by $465.
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
          We also announced that we would evaluate alternatives relative to our Witmer Road Facility, including the potential disposition of the facility and further consolidation of our research, development and administrative operations into Rock Road Facility. As a result of the announcement, we concluded that identifiable cash flows could be assigned to the Witmer Road Facility and related equipment. To determine the appropriate carrying value of these assets, we used a probability-weighted approach of estimated cash flows to be received upon a range of possible disposition outcomes. We based our estimates of potential cash flows related to possible disposition outcomes on conversations with commercial real estate firms that had both knowledge of recent history of sales and expertise in marketing and selling similar facilities. Based on those estimates, we recorded during the third quarter of 2005 a non-cash impairment charge of $13,000, which was included in restructuring charges on our Statements of Operations, on our Witmer Road Facility and related equipment. The aggregate acquisition value of the impaired assets was reduced by $29,007 and the related accumulated depreciation and amortization was reduced by $16,007.
          During 2005, we settled a dispute with a vendor from which we had purchased property and equipment. Pursuant to the settlement agreement, the vendor canceled an outstanding invoice of $116, which we had previously included in accounts payable, and paid us $75. Therefore, we reduced the acquisition cost of the property and equipment by $191.
Note 6. Intangible and Other Assets
     Intangible and other assets consisted of the following:

December 31,	2006	2005
Acquired intellectual property, net of accumulated amortization of $4,427 and $3,836 as of December 31, 2006 and 2005, respectively	$123	$714

Deferred financing costs, net of accumulated amortization of $181 and $36 as of December 31, 2006 and 2005, respectively	—	145

Receivable from related party (see Note 4)	—	29

Deposits	58	61

	$181	$949

     Acquired Intellectual Property
          In 1999, we acquired the carbohydrate-manufacturing patents, licenses, and other intellectual property of Cytel Corporation for aggregate consideration of $4,750, of which $200 was charged to research and development expense on our Statements of Operations in 1998. The acquired intellectual property consists of core technology with alternative future uses. The acquired intellectual property balance is being amortized using the straight-line method to research and development expense on our statement of operations over eight years, which is the estimated useful life of the technology. Amortization expense relating to the acquired intellectual property was $591, $598, and $598 for the years ended December 31, 2006, 2005, and 2004, respectively. The remaining carrying value of $123 as of December 31, 2006 will be amortized during the year ending December 31, 2007.

Neose Technologies, Inc.
Notes to Financial Statements
(in thousands, except per share amounts)
     Deferred Financing Costs
          During 2004, we entered into agreements with a bank. In connection with entering into these agreements, we incurred $181 of legal and other costs. We recorded this amount as an asset, and began amortizing the asset to interest expense in our Statements of Operations over the ten-year repayment term to the bank. Upon the repayment of the term loan from a bank and the Industrial Development Authority bond in September 2006 (see Note 7), we accelerated the amortization of the remaining carrying value of $133 of deferred financing costs to interest expense. Amortization expense, including the acceleration of amortization in 2006, relating to the deferred financing costs was $145, $18, and $18 for the years ended December 31, 2006, 2005, and 2004, respectively.
Note 7. Long-Term Debt and Capital Lease Obligations
     Long-term debt and capital lease obligations consisted of the following:

December 31,	2006	2005
Term loan from bank	$—	$7,111
Industrial development authority bond	—	1,000

Notes payable to equipment lender	1,101	5,075

Term loan from landlord	622	997

Subtotal	1,723	14,183
Capital lease obligations (see Note 13)	108	271

Total debt	1,831	14,454
Less current portion	(1,251)	(4,031)

Total debt, net of current portion	$580	$10,423

          Minimum principal repayments of long-term debt and capital lease obligations as of December 31, 2006 were as follows: 2007—$1,251; 2008—$573; and 2009—$7. Interest expense during the years ended December 31, 2006, 2005, and 2004 was $1,271, $1,314, and $981, respectively. See Note 5 for the amounts of interest capitalized during each of the three years ended December 31, 2006.
     Term Loan from Bank and Industrial Development Authority Bond
          In September 2006, we repaid the outstanding balance of the term loan from a bank and the Industrial Development Authority bond in connection with the sale of the Witmer Road Facility (see Note 5). In connection with the early repayment of this debt, we paid $153 of premiums to the bank, which premiums were included in interest expense for the year ended December 31, 2006.
     Notes Payable to Equipment Lender
          As of December 31, 2006, we owed an equipment lender $1,101 under various borrowings. The amounts owed were secured by equipment and facility improvements that had a carrying value of $1,654 as of December 31, 2006. In September 2006, we repaid $1,626 of the outstanding debt as a result of the sale of the Witmer Road Facility (see Note 5), and in October 2006, we amended six promissory notes with our equipment lender. Under the amended promissory notes, our last payment is scheduled for September 2008, and interest rates applicable to the

Neose Technologies, Inc.
Notes to Financial Statements
(in thousands, except per share amounts)
equipment loans range from 8.1% to 9.5%. In connection with the early repayment of this debt, we paid $62 of premiums to the equipment lender, which premiums were included in interest expense during the year ended December 31, 2006.
     Term Loan from Landlord
In May 2004, we borrowed $1.5 million of unsecured debt from the landlord of our Rock Road Facility. As of December 31, 2006, we owed the landlord $622. The terms of the financing require us to pay monthly principal and interest payments over 48 months at an interest rate of 13%. The final payment is due June 2008.
     Note Payable Secured by Insurance Policies
In March 2006, we borrowed $539 to finance insurance policy premiums due on certain insurance policies. In November 2006, we paid in full the outstanding balance of the borrowing. The insurance policy premiums, net of amortization, were included in prepaid expenses and other current assets on our Balance Sheets at December 31, 2006 (see Note 4). The interest was calculated based on an annual percentage rate of 5.4%. To secure payment of the amounts financed, we granted the lender a security interest in all of our right, title and interest to the insurance policies. Upon a default by us, the lender could have demanded, and would have had the right to receive from us, immediate payment of the total unpaid balance of the loan. In the event of default and the demand for immediate payment by the lender, interest would have accrued on any unpaid amounts at the highest rate allowed by applicable law.
Note 8. Accrued Expenses
     Accrued expenses consisted of the following:

December 31,	2006	2005
Professional fees	$1,469	$1,346
Contract research and development services	1,283	650
Property and equipment	1,244	10
Clinical trials and non-clinical studies	625	183
Other expenses	128	508

	$4,749	$2,697

Note 9. Stockholders’ Equity
     Common Stock
          In March 2007, we sold 21,415 shares of our common stock and warrants to purchase 9,637 shares of common stock through a private placement, including 4,950 shares of common stock and warrants to purchase 2,228 shares of our common stock to investment funds affiliated with certain members of our board of directors, at a price of $2.02 per unit, generating net proceeds of approximately $40,459. The warrants have a five-year term and an exercise price of $1.96 per share.
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
     Shareholder Rights Plan
          In September 1997, we adopted a Shareholder Rights Plan. Under this Shareholders Rights Plan, which was amended in December 1998, holders of common stock are entitled to receive one right for each share of common stock held. Separate rights certificates would be issued and become exercisable if any acquiring party either accumulates or announces an offer to acquire at least 15% of our common stock. Each right will entitle any holder who owns less than 15% of our common stock to buy one one-hundredth share of the Series A Junior Participating Preferred Stock at an exercise price of $150. Each one one-hundredth share of the Series A Junior Participating Preferred Stock is essentially equivalent to one share of our common stock. If an acquiring party accumulates at least 15% of our common stock, each right entitles any holder who owns less than 15% of our common stock to purchase for $150 either $300 worth of our common stock or $300 worth of the 15% acquirer’s common stock. In November 2000, the Shareholders Rights Plan was amended to increase the threshold from 15% to 20% for Kopp Investment Advisors, Inc. and related parties. In June 2002 and October 2002, the Shareholders Rights Plan was amended to increase the threshold to 20% and 25%, respectively, for Eastbourne Capital Management, LLC and related parties. The rights expire in September 2007 and may be redeemed by us at a price of $.01 per right at any time up to ten days after they become exercisable.
Note 10. Compensation Plans
     Equity Incentive Plans
          We have two equity incentive plans, under which a total of 7,374 shares of common stock have been authorized. In addition, we granted nonqualified stock options in 2002 outside of these plans to purchase 488 shares. The 2004 Equity Incentive Plan (Plan) incorporates a predecessor plan. The following types of awards are available under the Plan: incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted stock units (RSUs). All employees, non-employee directors, and consultants are eligible to receive awards under the Plan.
          The Plan allows us to grant restricted shares and RSUs with complete discretion as to: when grants are made; the consideration, if any, to be paid for restricted shares; and when the restrictions applicable to each restricted share and RSU will lapse. The Plan also allows us to grant stock options and stock appreciation rights to eligible individuals, with complete discretion as to: when grants are made; the number of shares subject to vesting and the vesting schedule; the designation as either an incentive or a non-qualified stock option; the maximum term to remain outstanding, which term, for an incentive stock option, may not exceed ten years (and for an incentive stock option granted to a person who owns more than 10% of our voting power may not exceed five years); and the exercise price, which for a non-qualified stock option may not be less than 85% of the fair market value of the stock on the date of grant and for an incentive stock option must be at least 100% of the fair market value on the date of grant (unless the recipient owns more than 10% of our voting power, in which case the exercise price must be at least 110% of the fair market value on the date of grant). During the years ended December 31, 2006, 2005, and 2004, we granted no options at an exercise price in excess of the market price on the date of grant. We normally issue new shares to satisfy stock option exercises and the delivery of shares pursuant to RSUs. There were no modifications to stocks options during the year ended December 31, 2006.

Neose Technologies, Inc.
Notes to Financial Statements
(in thousands, except per share amounts)
          The following table summarizes the status of stock options as of December 31, 2006 and changes during the year then ended:

				Weighted-
		Weighted-		average
		average	Aggregate	remaining
		exercise	intrinsic	contractual life
	Shares	price	value	(years)
Outstanding at January 1, 2006	4,995	$14.01
Granted	1,420	2.60
Exercised	(5)	2.58
Forfeited	(306)	4.25
Expired	(823)	13.41

Outstanding at December 31, 2006	5,281	$11.61	$2	6.7

Vested at December 31, 2006 and expected to vest	4,993	$12.07	$2	6.6

Exercisable at December 31, 2006	3,280	$16.09	$2	5.5

     Fair Value Disclosures
          We adopted SFAS No. 123R effective January 1, 2006. Prior to January 1, 2006, we applied the intrinsic value method of accounting for all stock-based employee compensation in accordance with APB No. 25 and related interpretations. We elected to use the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption and to awards not fully vested as of the date of adoption. Accordingly, prior periods have not been restated. For the year ended December 31, 2006, we recorded $2,602 of compensation cost for share-based payment arrangements in our Statements of Operations, of which $21 related to liability-classified awards. The effect of the adoption of SFAS No. 123R was to increase our 2006 operating and net loss by $2,438 and our basic and diluted loss per share by $0.07. The adoption of SFAS No. 123R had no effect on our cash flows from operations or cash flows from financing activities. No tax benefit was recorded as of December 31, 2006 in connection with compensation cost due to the uncertainty regarding ultimate realization of our net operating loss carryforwards (see Note 14). The weighted-average fair value per share of stock options granted during the years ended December 31, 2006, 2005, and 2004 was $1.83, $2.49, and $7.91, respectively. The weighted-average fair value per share of employee purchase rights granted under our employee stock purchase plan (see below) in 2004 was $7.52. There were no employee purchase rights granted in 2006 or 2005. The total intrinsic value of stock options exercised during the years ended December 31, 2006 and 2004 was $5 and $31, respectively. There were no stock options exercised during the year ended December 31, 2005.
          The fair value of stock options is determined using the Black-Scholes valuation model, which is the same model we previously utilized for valuing stock options for footnote disclosures required under SFAS No. 123 as amended by SFAS No. 148 for the years ended December 31, 2005 and 2004. During the years ended December 31, 2006, 2005, and 2004 the fair value of each stock option award was determined as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Neose Technologies, Inc.
Notes to Financial Statements
(in thousands, except per share amounts)

	Year ended December 31,
	2006	2005	2004
Weighted average expected volatility	75%	75%	80%
Expected term (years)
Stock options	4.7 — 7.8	0.7 — 9.1	4.4 — 10.0
Employee stock purchase plan	N/A	N/A	1.3
Risk-free interest rate
Stock options	4.4% — 5.1%	3.9% — 4.3%	2.5% — 4.3%
Employee stock purchase plan	N/A	N/A	1.6%
Expected dividend yield	0%	0%	0%
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
          The fair value of share-based awards is recognized as expense over the requisite service period, net of estimated forfeitures. Based on our historical experience of option pre-vesting cancellations, we have assumed an annualized forfeiture rate of 13% for our stock options granted to individuals not terminated as a result of a restructuring of our operations in connection with the sale of the Witmer Road Facility (2006 Restructuring) (see Note 12). For employees terminated as a result of the 2006 Restructuring, we have assumed an annualized forfeiture rate of 100%. We have not assumed any expected forfeitures for RSUs because those awards have been granted to a small number of individuals. Under the provisions of SFAS No. 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated. We rely primarily on historical experience to estimate expected forfeitures.
          For all unvested awards outstanding as of December 31, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, is being recognized on an accelerated basis in our Statements of Operations over the remaining vesting period, consistent with our recognition policy under SFAS No. 123. For share-based awards granted subsequent to December 31, 2005, we have elected to recognize compensation expense in our Statements of Operations on a straight-line basis from the date of grant. Our deferred stock compensation balance of $6 as of December 31, 2005 was reclassified into additional paid-in capital upon the adoption of SFAS No. 123R.
          As of December 31, 2006, there was $1,938 of total unrecognized compensation cost, which includes the impact of expected forfeitures, related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.2 years.
     Non-employee Stock Options
          During the years ended December 31, 2006, 2005, and 2004 we recognized $14, $(9), and $4, respectively, of compensation expense (gain), in connection with the vesting of stock options granted to non-employees. The compensation expense or gain was based on each option’s estimated fair value, which was calculated using the

Neose Technologies, Inc.
Notes to Financial Statements
(in thousands, except per share amounts)
Black-Scholes option-pricing model. Because we re-value each option over the related vesting term in accordance with Emerging Issues Task Force 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services, increases in our stock price result in increased expense while decreases in our stock price result in a gain.
     Restricted Stock Units
          In May 2005, RSUs were granted to members of our board of directors in lieu of cash payment for services. Because these RSUs vested immediately, we charged the fair value of $107 relating to these RSUs to operating expenses on the date of grant.
          In March 2005, the Compensation Committee of our board of directors (Compensation Committee) modified our 2004 bonus program for officers, adjusted salaries for officers to reduce cash payments, granted RSUs to officers, and decided to pay any 2005 bonuses for officers by the award of RSUs instead of cash. In March 2005, the aggregate value of liability-classified awards of $382 related to the payment of a portion of 2004 officer bonuses in RSUs instead of cash was reclassified to additional paid-in capital. In January 2006, the aggregate value of liability-classified awards of $129 related to the payment of 2005 officer bonuses in RSUs instead of cash was reclassified to additional paid-in capital. During the years ended December 31, 2006 and 2005, we recorded $150 and $653, respectively, of expense for RSUs, of which $21 and $151, respectively, were recorded while the RSUs were liability-classified. A summary of the status of RSUs as of December 31, 2006, and changes during the year then ended, is presented in the following table:

				Weighted-
		Weighted-		average
		average	Aggregate	remaining
		grant-date	intrinsic	contractual
	Shares	fair value	value	life (years)
Outstanding at January 1, 2006	290	$3.68

Awarded	84	2.29
Settled	(246)	3.90
Forfeited	—	—

Outstanding at December 31, 2006	128	$2.34	$285	0.1

Vested at December 31, 2006 and expected to vest	128	$2.34	$285	0.1

          The number of shares and aggregate intrinsic value of the vested portion of RSUs outstanding at December 31, 2006 were 108 and $241, respectively. The number of shares and aggregate fair value of RSUs that vested during the year ended December 31, 2006 were 199 and $674, respectively. In connection with the settlement of RSUs in shares during 2006, 47 shares, with an aggregate fair value of $175 were withheld to satisfy the award holders’ minimum tax withholding obligations. In accordance with the terms of the RSUs, vested awards will be settled in shares upon the earlier to occur of 18 months after the grant date or six months after the grantee’s separation from service, subject to certain conditions.
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
          A total of 4 shares of common stock remained available for issuance under the ESPP immediately prior to the termination of the plan. The total purchases of common stock under the ESPP during the years ended December 31, 2005 and 2004 were 15 shares at a total purchase price of $86 and 24 shares at a total purchase price of $175, respectively. We have not recorded any compensation expense for the ESPP.
     401(k) Savings Plan
          We maintain a 401(k) Savings Plan (Savings Plan) for our employees. Employee contributions are voluntary, determined on an individual basis, and limited to the maximum amount allowable under federal income tax regulations. We match employee contributions up to specified limits. We contributed $189, $266, and $181 to the Savings Plan for the years ended December 31, 2006, 2005, and 2004, respectively. In addition, during 2006, 2005 and 2004, we allocated $23, $15 and $79, respectively, of prior year Savings Plan forfeitures to match employee contributions.
Note 11. Collaborative Agreements and Significant Customer Concentration
          A summary of revenue recognized under our collaborative agreements for the years ended December 31, 2006, 2005, and 2004 is presented in the following table.

	Year Ended December 31,
	2006	2005	2004
Novo Nordisk

Research and development funding	$3,577	$2,027	$2,490

Substantive milestones	750	—	—

License fees	457	769	842

	4,784	2,796	3,332

BioGeneriX

Research and development funding	1,191	2,939	1,699

License fees	209	402	39

	1,400	3,341	1,738

	$6,184	$6,137	$5,070

Neose Technologies, Inc.
Notes to Financial Statements
(in thousands, except per share amounts)
     Novo Nordisk A/S Agreements
     In November 2003, we entered into two agreements with Novo Nordisk A/S to use GlycoPEGylation technology to develop and commercialize next-generation versions of Factors VIIa, VIII and IX, one of which, Factor VIIa, is currently marketed by Novo Nordisk. Under these agreements, we received a non-refundable, upfront fee of $4,300, which is being amortized to revenue over the expected performance period. Novo Nordisk is responsible for funding our research and development activities under the agreements, and we may receive up to $52,200 in milestone payments based on the progress of the programs. In addition, we could receive additional milestones and royalties on new indications for next-generation versions of Factors VIII and IX. We will receive royalties on sales of any products commercialized under the agreements.
     In November 2004, we amended our agreements with Novo Nordisk to provide an amended work plan for one of the proteins, a method of applying some of the project-related funds to tasks that are mutually agreed upon by the parties, a change in the timing of one milestone payment, and the addition of a new milestone payment. We also received from Novo Nordisk a payment, which is being amortized to revenue over the expected remaining performance period. In December 2005, we further amended our agreements with Novo Nordisk to provide for an additional project related to one protein and two additional milestone payments to be made to us upon the occurrence of certain events related to the additional project. In 2006, we received two payments upon the occurrence of substantive events related to the additional project. In October 2006, we entered into an Amended and Restated Research, Development and License Agreement with Novo Nordisk, which supersedes one of the original agreements entered into in November 2003. The Amended and Restated Research, Development and License Agreement incorporates the prior amendments to the original agreement and further amends the original agreement to clarify certain terms and conditions related to intellectual property.
     Under these agreements, as amended, Novo Nordisk’s license with respect to each protein continues until the expiration of the last Neose patent covering a licensed product, or until the earlier termination of the applicable agreement. Novo Nordisk has the right to terminate each of the agreements without cause. We have the right to terminate the agreement with respect to Factors VIII and IX if there are no commercial sales of licensed products within a specified period, subject to Novo Nordisk’s ability to extend by paying minimum royalties. After entering into the amendment in December 2005, we changed our estimate of the expected performance period from six years to ten years.
     BioGeneriX A/G Agreements
     In April 2004, we entered into an agreement with BioGeneriX to use our proprietary GlycoAdvance and GlycoPEGylation technologies to develop a long-acting version of granulocyte colony stimulating factor (G-CSF). In connection with the agreement, we received from BioGeneriX a non-refundable, upfront fee, which is being recognized to revenue over the expected performance period of eighteen years. In October 2006, we entered into an amendment of this agreement. Under the agreement, as amended, we and BioGeneriX shared the expenses of preclinical development. BioGeneriX is responsible for supplying the protein and funding the clinical development program and we are responsible for supplying enzyme reagents and sugar nucleotides. As of January 1, 2007, BioGeneriX is responsible for the cost of reagent supply.
     If we and BioGeneriX proceed to commercialization, we will have commercial rights in the U.S., Canada, Mexico and Japan, and BioGeneriX will have commercial rights in Europe and the rest of the world. Each company has the ability to search for its own marketing partner for its territories and will receive significant royalties on product sales in the other company’s territory. Each party has the right, in various circumstances, to terminate the agreement by giving the required notice to the other party, subject to the other party’s right to continue working on the development and commercialization of a long-acting version of G-CSF, as provided in the agreement. In addition, we have immediate termination rights, in which case we will have all rights to the product candidate,

Neose Technologies, Inc.
Notes to Financial Statements
(in thousands, except per share amounts)
including supply of protein from BioGeneriX or its contract manufacturer, in the event BioGeneriX does not meet certain Phase I and Phase II diligence requirements.
          In April 2005, we entered into a research, co-development and commercialization agreement with BioGeneriX for a GlycoPEGylated erythropoietin made in CHO cells (GlycoPEG-CHO-EPO). We received a non-refundable payment in connection with the execution of this agreement. The agreement provided for us to conduct research on behalf of BioGeneriX for up to 12 months and grant BioGeneriX the right to obtain an exclusive, worldwide license to use our enzymatic technologies to develop and commercialize a long-acting version of the target protein. Under an amendment to the agreement entered into in October 2006, BioGeneriX had until December 31, 2006 to exercise the option. BioGeneriX did not exercise the option and all rights to Neose’s GlycoPEGylation technology as it applies to GlycoPEG-CHO-EPO reverted to Neose.
Note 12. Restructurings and Employee Severance Costs
     2006 Restructuring
          In September 2006, we implemented a restructuring of operations in connection with the sale of the Witmer Road Facility (2006 Restructuring). The employee severance costs incurred for the 2006 Restructuring were payable pursuant to an employee severance plan established in August 2005. Therefore, these costs did not meet the definition for classification as a restructuring charge on our Statements of Operations. Our net loss for the year ended December 31, 2006 included $710 of employee severance costs related to the 2006 Restructuring, of which $575 is included in research and development expenses and $135 is included in general and administrative expenses. Of these amounts, $67 remained unpaid and was included in accrued compensation on our Balance Sheets as of December 31, 2006. We expect to pay the remaining obligations under the 2006 Restructuring by the end of the first quarter of 2007.
          In connection with the 2006 Restructuring we committed to pay future cash retention bonuses to certain employees who were not given notice of termination in September 2006, contingent on their not voluntarily terminating their employment prior to the payment date. In connection with this commitment, we expect to pay $280 of retention bonuses in the first half of 2007, of which $160 was included in accrued compensation on our Balance Sheets as of December 31, 2006. We also granted stock options to certain employees as part of an employee retention program. These options will vest in full on July 1, 2007 for all holders who have not terminated their employment prior to the vesting date. The aggregate fair market value of the options was $605, which is being recognized ratably as compensation expense over the vesting period.
     2005 Restructuring
          In August 2005, we implemented a restructuring of operations to enable an enhanced focus on next-generation proteins, to allow for the transfer of production of proteins and reagents to our collaborative partners and contract manufacturers, and to reduce cash burn (2005 Restructuring). Upon completion of the 2005 Restructuring, we reduced the size of our workforce by approximately 25% compared to the end of the first quarter of 2005. Our net loss for 2005 included $14,206 of charges related to the 2005 Restructuring, including $13,187 of non-cash property and equipment impairment charges (see Note 5), $867 of payments for employee severance costs, and $152 of payments for facility closure costs.
          As part of the 2005 Restructuring we centralized research activities in Horsham, Pennsylvania by ending operations in our leased facility in San Diego, California. During 2005, we recorded a charge of $152 in our Statements of Operations for the operating lease related to the San Diego facility. The charge was based on an estimate of the present value of the loss we would incur over the remaining term of the lease. Because the remaining

Neose Technologies, Inc.
Notes to Financial Statements
(in thousands, except per share amounts)
lease term extended for only five months beyond our cease-use date of the facility, we assumed no sublease income in our calculation.
          Of the $1,019 accrued during 2005 for employee severance and facility closure costs for the 2005 Restructuring, we paid $932 during 2005 and the remaining $87 was included in accrued expenses as of December 31, 2005. As of December 31, 2006, all of our obligations related to the 2005 Restructuring have been satisfied.
Note 13. Commitments and Contingencies
     Leases
     Our future minimum lease payments as of December 31, 2006 under capital leases and under non-cancelable operating leases, with initial or remaining lease terms in excess of one year, were as follows:

	Capital	Operating
	leases	leases
2007	$58	$519
2008	54	454
2009	7	463
2010	—	473
2011	—	482
Thereafter	—	5,730

Total minimum lease payments	119	$8,121

Less amounts representing imputed interest	(11)

Present value of minimum lease payments	108
Less current portion of capital lease obligations	(50)

Capital lease obligations, excluding current portion	$58

     Capital Lease Obligations
          In February 2004, we entered into a capital lease obligation for equipment with a book value of $184, which was calculated using an assumed incremental annual borrowing rate of 8.7%. The terms of the lease require us to make monthly payments through February 2009. This equipment had an aggregate net book value of $54 as of December 31, 2006.
          In September 2003, we entered into a capital lease obligation for software with a book value of $60, which was calculated using an assumed incremental annual borrowing rate of 11.5%. The terms of the lease require us to make monthly payments through September 2008. As of December 31, 2006, this software had a net book value of $21.
     Operating Leases
          We lease laboratory, office, warehouse facilities, and equipment under operating lease agreements. In February 2002, we entered into a lease agreement for our Rock Road Facility, which consists of approximately

Neose Technologies, Inc.
Notes to Financial Statements
(in thousands, except per share amounts)
40,000 square feet of laboratory and office space. The initial term of the lease ends in July 2022, at which time we have an option to extend the lease for an additional five years, followed by another option to extend the lease for an additional four and one-half years. Pursuant to the lease, we received $250 from the landlord in September 2004 as a partial reimbursement for improvements we made to the facility. This landlord incentive, which is included in other liabilities on our balance sheet, is being amortized ratably as a reduction to rental expense over the lease term. In April 2001, we entered into a lease agreement for approximately 10,000 square feet of laboratory and office space in San Diego, California. As part of the 2005 Restructuring, we centralized research activities in Horsham, Pennsylvania by ending operations in our leased facility in San Diego. As of October 31, 2005, we ceased operations at our San Diego facility. The initial term of the San Diego lease ended in March 2006, at which time we terminated the lease. We lease approximately 5,000 square feet of office and warehouse space in Horsham, Pennsylvania under a lease agreement that expires April 2007. In January 2007, we entered into a five-year lease agreement for approximately 6,800 square feet of office and warehouse space in Horsham, Pennsylvania to replace similar space subject to the expiration described above. Our laboratory, office, and warehouse facility leases contain escalation clauses, under which the base rent increases annually by 2%. Our rental expense for the years ended December 31, 2006, 2005, and 2004 was $967, $951, and $981, respectively.
     Purchase Obligations and Employment Agreements
          As of December 31, 2006, we had non-cancelable purchase obligations for 2007 in the amount of $796, which all relate to goods or services. As of December 31, 2006, our non-cancelable purchase obligations for 2008 were $4, and we had no non-cancelable purchase obligations for 2009 and thereafter.
          In May 2006, we entered into an employment agreement with our chief executive officer, George J. Vergis, Ph.D. Under the terms of the agreement we are required to pay Dr. Vergis an annual base salary of at least $350 for continuing his employment with us. In addition, if Dr. Vergis remains employed by us through the earlier of (i) the date of payment by us of fiscal 2006 annual bonuses to senior executives or (ii) March 15, 2007, Dr. Vergis’ annual bonus for the 2006 calendar year will not be less than $105.

Neose Technologies, Inc.
Notes to Financial Statements
(in thousands, except per share amounts)
Note 14. Income Taxes
          We had no income taxes payable as of December 31, 2006 and 2005. As of December 31, 2006, we had $115,475 of federal and $60,777 of state net operating loss (NOL) carryforwards potentially available to offset future taxable income. As of December 31, 2006, our federal NOL carryforward included $8,999 related to equity-based compensation, which will be recorded as additional paid-in capital upon recognition of the tax benefit associated with these deductions. As of December 31, 2006, we had federal and state research and development tax credit carryforwards of $7,716 and $1,172, respectively, potentially available to offset future taxable income.
          The Tax Reform Act of 1986 (Tax Reform Act) provided for a limitation on the annual use of NOL and research and development tax credit carryforwards following certain ownership changes. Because we may have experienced various ownership changes, as defined by the Tax Reform Act, as a result of past equity financings, our ability to utilize federal NOL and credit carryforwards in any given year may be limited. In addition, federal tax law limits the time during which carryforwards may be applied against future taxes, and Pennsylvania tax law limits the utilization of state NOL carryforwards to $3,000 annually. Therefore, we may not be able to take full advantage of these carryforwards to offset future taxable income. The federal and state NOL and tax credit carryforwards will expire as follows:

	Net operating loss		Research and development
	carryforwards		tax credit carryforwards
	Federal	State	Federal	State
2007	$2,147	$777	$41	$—
2008	638	—	146	—
2009	385	—	207	—
2010	110	—	83	—
2011	150	—	104	—
Thereafter	112,045	60,000	7,135	1,172

	$115,475	$60,777	$7,716	$1,172

Neose Technologies, Inc.
Notes to Financial Statements
(in thousands, except per share amounts)
     We have incurred a loss in each period since our inception. Due to the uncertainty surrounding the realization of the tax benefit associated with our federal and state carryforwards, we have provided a full valuation allowance against these tax benefits. The approximate income tax effect of each type of carryforward and temporary difference is as follows:

	Current	Noncurrent	Total
December 31, 2006
Net operating loss carryforwards	$—	$43,269	$43,269
Research and development tax credit carryforwards	—	8,888	8,888
Capitalized research and development expenses	—	51,862	51,862
Property and equipment	—	1,448	1,448
Capitalized start-up costs	3,404	—	3,404
Deferred revenue	262	1,757	2,019
Deferred compensation	—	1,461	1,461
Impairment of equity securities	—	647	647
Accrued expenses not currently deductible	538	219	757

Total deferred tax assets	4,204	109,551	113,755
Less valuation allowance	(4,204)	(109,551)	(113,755)

Net deferred tax assets	$—	$—	$—

December 31, 2005
Net operating loss carryforwards	$—	$36,145	$36,145
Research and development tax credit carryforwards	—	7,491	7,491
Capitalized research and development expenses	—	42,058	42,058
Capitalized start-up costs	—	6,808	6,808
Property and equipment	—	8,587	8,587
Deferred revenue	254	1,528	1,782
Deferred compensation	—	1,283	1,283
Impairment of equity securities	—	647	647
Accrued expenses not currently deductible	401	198	599

Total deferred tax assets	655	104,745	105,400
Less valuation allowance	(655)	(104,745)	(105,400)

Net deferred tax assets	$—	$—	$—

Neose Technologies, Inc.
Notes to Financial Statements
(in thousands, except per share amounts)
Note 15. Quarterly Data (unaudited)
          The following tables summarize our quarterly results of operations for each of the quarters in 2006 and 2005. Our operating expenses and net loss for the third quarter of 2005 included $14,002 of restructuring charges (see Note 12), including $13,187 of non-cash property and equipment impairment charges (see Note 5) and $815 of payments for employee severance costs. These quarterly results are unaudited, but in the opinion of management have been prepared on the same basis as our audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our results of operations.

	2006 Results
	First	Second	Third	Fourth	Full
	quarter	quarter	quarter	quarter	year
Revenue from collaborative agreements	$2,396	$1,715	$1,477	$596	$6,184
Operating expenses	10,239	10,145	9,839	10,341	40,564
Gain on sale of Witmer Road Facility	—	—	7,335	(2)	7,333

Operating loss	(7,843)	(8,430)	(1,027)	(9,747)	(27,047)
Interest income (expense), net	58	(17)	(323)	222	(60)

Net loss	$(7,785)	$(8,447)	$(1,350)	$(9,525)	$(27,107)

Basic and diluted net loss per share	$(0.24)	$(0.26)	$(0.04)	$(0.29)	$(0.82)*

Weighted-average shares outstanding used in computing basic and diluted net loss per share	32,783	32,804	32,866	32,972	32,857

	2005 Results
	First	Second	Third	Fourth	Full
	quarter	quarter	quarter	quarter	year
Revenue from collaborative agreements	$1,348	$1,420	$1,503	$1,866	$6,137
Operating expenses	12,603	11,793	24,208	9,616	58,220

Operating loss	(11,255)	(10,373)	(22,705)	(7,750)	(52,083)
Other income	22	—	—	—	22
Interest income (expense), net	(34)	88	84	84	222

Net loss	$(11,267)	$(10,285)	$(22,621)	$(7,666)	$(51,839)

Basic and diluted net loss per share	$(0.40)	$(0.31)	$(0.69)	$(0.23)	$(1.64)*

Weighted-average shares outstanding used in computing basic and diluted net loss per share	27,947	32,782	32,782	32,782	31,590

*	The net loss per share in each quarter is computed using the weighted-average number of shares outstanding during the quarter. The net loss per share for the full year, however, is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the quarterly net loss per share amounts does not equal the full-year net loss per share.

Exhibit Index

Exhibit	Description

10.41 #	Amendment Number 1 to Research, Co-Development and Commercialization Agreement and Research License and Option Agreement between Neose Technologies, Inc. and BioGeneriX AG dated October 20, 2006.

10.42 #	Amended and Restated Research, Development and License Agreement among Neose Technologies, Inc. and Novo Nordisk A/S and Novo Nordisk Health Care AG dated October 31, 2006.

10.43 #	Bioprocessing Services Agreement by and between Neose Technologies, Inc. and Diosynth RTP Inc. dated December 7, 2006.

10.44	Commercial Premium Finance Agreement and Promissory Note from Neose Technologies, Inc. to AFCO Credit Corporation dated March 6, 2007.

23.1	Consent of KPMG LLP.

24	Powers of Attorney (included as part of signature page hereof).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to a request for confidential treatment that has been filed with the SEC.