Form 10-Q
period 2007-03-31
NEOSE TECHNOLOGIES INC
filed 2007-05-04
CIK 877902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007.
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,398,343 shares of common stock, $.01 par value, were outstanding as of May 1, 2007.

NEOSE TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Neose Technologies, Inc.
Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$44,588	$16,388
Accounts receivable	746	286
Prepaid expenses and other current assets	1,412	1,284

Total current assets	46,746	17,958
Property and equipment, net	14,419	13,104
Intangible and other assets, net	74	181

Total assets	$61,239	$31,243

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable	$328	$—
Current portion of long-term debt and capital lease obligations	1,321	1,251
Accounts payable	2,038	1,848
Accrued compensation	1,460	1,772
Accrued expenses	5,041	4,749
Deferred revenue	644	645

Total current liabilities	10,832	10,265
Warrant liability	17,115	—
Long-term debt and capital lease obligations, net of current portion	543	580
Deferred revenue, net of current portion	4,168	4,329
Other liabilities	520	510

Total liabilities	33,178	15,684

Stockholders’ equity:
Preferred stock, par value $.01 per share, 5,000 shares authorized, none issued	—	—
Common stock, par value $.01 per share, 75,000 shares authorized; 54,388 and 32,972 shares issued and outstanding	544	330
Additional paid-in capital	311,502	281,556
Accumulated deficit	(283,985)	(266,327)

Total stockholders’ equity	28,061	15,559

Total liabilities and stockholders’ equity	$61,239	$31,243

The accompanying notes are an integral part of these financial statements.

Neose Technologies, Inc.
Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,
	2007	2006
Revenue from collaborative agreements	$1,237	$2,396

Operating expenses:
Research and development	9,812	7,311
General and administrative	2,965	2,928

Total operating expenses	12,777	10,239

Operating loss	(11,540)	(7,843)
Increase in fair value of warrant liability	(6,350)	—
Interest income	272	366
Interest expense	(40)	(308)

Net loss	$(17,658)	$(7,785)

Basic and diluted net loss per share	$(0.47)	$(0.24)

Weighted-average shares outstanding used in computing basic and diluted net loss per share	37,493	32,783

The accompanying notes are an integral part of these financial statements.

Neose Technologies, Inc.
Statements of Cash Flows
(unaudited)
(in thousands)

	Three months ended
	March 31,
	2007	2006
Cash flows from operating activities:

Net loss	$(17,658)	$(7,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in fair value of warrant liability	6,350	—
Depreciation and amortization expense	580	506
Non-cash compensation expense	466	823
Non-cash rent expense	130	—
Loss (gain) on disposition of property and equipment	3	(2)

Changes in operating assets and liabilities:
Accounts receivable	(460)	740
Prepaid expenses and other current assets	(259)	(511)
Other assets	(16)	—
Accounts payable	320	420
Accrued compensation	(312)	1
Accrued expenses	1,397	(80)
Deferred revenue	(162)	(906)
Other liabilities	10	12

Net cash used in operating activities	(9,611)	(6,782)

Cash flows from investing activities:
Purchases of property and equipment	(2,636)	(170)
Proceeds from sale of equipment and assets held for sale	—	7

Net cash used in investing activities	(2,636)	(163)

Cash flows from financing activities:
Proceeds from issuance of debt	366	539
Repayments of debt	(378)	(1,161)
Proceeds from issuance of common stock and warrants, net	40,459	—

Net cash provided by (used in) financing activities	40,447	(622)

Net increase (decrease) in cash and cash equivalents	28,200	(7,567)

Cash and cash equivalents, beginning of period	16,388	37,738

Cash and cash equivalents, end of period	$44,588	$30,171

The accompanying notes are an integral part of these financial statements.

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)
1. Background
     Neose Technologies, Inc. is a clinical-stage biopharmaceutical company focused on the development of next-generation therapeutic proteins, which we believe will be competitive with best-in-class protein drugs currently on the market. Our lead therapeutic protein candidates are GlycoPEG-EPO (NE-180) and GlycoPEG-GCSF.
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
     Our second proprietary protein, GlycoPEG-GCSF, is a long-acting version of granulocyte colony stimulating factor (G-CSF) that we are co-developing with BioGeneriX AG, a company of the ratiopharm Group. G-CSF is prescribed to stimulate production of neutrophils (a type of white blood cell) and is approved for sale in major markets around the world for treatment of neutropenia associated with myelosuppressive chemotherapy. In November 2006, BioGeneriX initiated the first of two planned Phase I clinical trials for GlycoPEG-GCSF. In March 2007, BioGeneriX initiated the second Phase I clinical trial for GlycoPEG-GCSF. We expect BioGeneriX to complete both Phase I clinical trials during 2007.
     We have also entered into two agreements with Novo Nordisk A/S to use our GlycoPEGylation™ technology to develop and commercialize next-generation versions of Factors VIIa, VIII and IX, one of which, Factor VIIa, is currently marketed by Novo Nordisk. In 2006, we successfully completed technical transfer of the manufacturing process for GlycoPEG-FVIIa to Novo Nordisk, who performed preclinical pharmacokinetic and pharmacodynamic studies, and conducted other preclinical activities, on Factors VIIa and IX. Novo Nordisk has announced that they plan to initiate Phase I clinical studies for Factor VIIa in 2007. Factor VIIa is used in the treatment of bleeding episodes and for the prevention of bleeding during surgery or invasive procedures in patients with congenital hemophilia with inhibitors to coagulation factors VIII or IX.
     We believe that our enzymatic pegylation technology, GlycoPEGylation, can improve the drug properties of therapeutic proteins by building out, and attaching polyethylene glycol (PEG) to, carbohydrate structures on the proteins. We are using our technology to develop proprietary

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)
versions of protein drugs with proven safety and efficacy and to improve the therapeutic profiles of proteins being developed by our partners. We expect these modified proteins, such as NE-180 and GlycoPEG-GCSF, to offer significant advantages, including less frequent dosing and possibly improved efficacy, over the original versions of the drugs now on the market, as well as to meet or exceed the pharmacokinetic profile of next-generation versions of the drugs now on the market. We believe this strategy of targeting drugs with proven safety and efficacy allows us to lower the risk profile of our proprietary development portfolio as compared to de novo protein drug development. We intend to continue to focus our research and development resources on therapeutic proteins that we believe have the highest probability of clinically meaningful therapeutic profile improvements from our technology and are in commercially attractive categories.
     We have incurred losses each year since inception. As of March 31, 2007, we had an accumulated deficit of $283,985. We expect to spend significant amounts to expand our research and development on our proprietary drug candidates and technology, maintain and expand our intellectual property position, and expand our business development and commercialization efforts. Given our planned level of operating expenses, we expect to continue incurring losses for some time.
     We believe that our existing cash and cash equivalents, expected proceeds from collaborations and license arrangements, and interest income should be sufficient to meet our operating and capital requirements at least through the second quarter of 2008, although changes in our collaborative relationships or our business, whether or not initiated by us, may cause us to deplete our cash and cash equivalents sooner than the above estimate. We will require significant amounts of additional capital in the future to fund our operations, and we do not have any assurance that funding will be available when we need it on terms that we find favorable, if at all. If we are unable to raise additional capital when required, we may need to delay, scale back, or eliminate some or all of our research and development programs.
     We have not yet developed any products or commercialized any products or technologies, and we may never be able to do so. Even if we are successful in developing products that are approved for marketing, we will not be successful unless our products, and products incorporating our technology, gain market acceptance. Our operations are subject to risks and uncertainties other than mentioned above including, among others, the uncertainty of product development, including our dependence upon third parties to conduct our clinical trials and to manufacture our product candidates and the materials used to make them, and unexpected delays or unfavorable results in our clinical trials; our limited product development and manufacturing experience; our dependence upon collaborative partners to develop and commercialize products incorporating our technology and the success of collaborative relationships; the uncertainty of intellectual property rights; the risk of development and commercialization of competitive products by others that are more effective, less costly, or otherwise gain greater market acceptance; and the uncertainty of the impact of government

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)
regulation on our operations, including achieving regulatory approvals for our products or products incorporating our technology, and changes in health care reimbursement policies.
2. Interim Financial Information
     The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for presentation of interim financial statements. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented. In our opinion, however, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. You should not base your estimate of our results of operations for 2007 solely on our results of operations for the three months ended March 31, 2007. You should read these unaudited financial statements in combination with the other Notes in this section; the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2 of this Form 10-Q; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
Warrant Liability
     We follow Emerging Issues Task Force (EITF) No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (EITF 00-19), which provides guidance for distinguishing among permanent equity, temporary equity and assets and liabilities. EITF 00-19 requires liability classification of warrants that may be settled in cash at the option of warrant holders. Our warrants issued in March 2007 permit net cash settlement in certain change of control circumstances at the option of the warrant holders, and are, therefore, classified as a liability on our Balance Sheets (see Note 10).
     We record the warrant liability at its fair value using the Black-Scholes option-pricing model and revalue it at each reporting date until the warrants are exercised or expire. Changes in the fair value of the warrants are reported in our Statements of Operations as non-operating income or expense. The fair value of the warrants is subject to significant

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)
fluctuation based on changes in our stock price, expected volatility, remaining contractual life and the risk-free interest rate. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of the warrants.
     In connection with the March 2007 equity financing, we were obligated to file a registration statement with the SEC for the registration of the total number of shares sold to the investors and shares issuable upon exercise of the warrants. We are required under an agreement to use commercially reasonable efforts to cause the registration to be declared effective by the SEC and to remain continuously effective until such time when all of the registered shares are sold. In the event we fail to file a registration statement on or before the filing date, or fail to meet other legal requirements in regards to the registration statement, we will be obligated to pay the investors, as partial liquidated damages and not as a penalty, an amount in cash equal to 1% of the aggregate purchase price paid by investors for each monthly period that the registration statement is not effective, up to 24%. We follow Financial Accounting Standards Board (FASB) Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (EITF 00-19-2), which specifies that registration payment arrangements should play no part in determining the initial classification of, and subsequent accounting for, securities to which the payments relate. Contingent obligations in a registration payment arrangement are separately analyzed under Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. If we determine a registration payment arrangement in connection with the securities issued in March 2007 is probable and can be reasonably estimated, a liability will be recorded. As of March 31, 2007, we concluded the likelihood of having to make any payments under the arrangements was remote, and therefore did not record any related contingent liability as of March 31, 2007.
Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted-average number of common shares outstanding for the period and the number of additional shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares are excluded from the calculation of diluted net loss per share if the effect on net loss per share is antidilutive. Our diluted net loss per share is equal to basic net loss per share for all reporting periods presented because giving effect in the computation of diluted net loss per share to the exercise of outstanding stock options and warrants or settlement of RSUs would have been antidilutive.
Comprehensive Loss
     SFAS No. 130, Reporting Comprehensive Income, requires disclosure of comprehensive income (loss) in the financial statements. Comprehensive income (loss) is comprised of net

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)
income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes changes to equity that are not included in net income (loss). Our comprehensive loss for the three months ended March 31, 2007 and 2006 was comprised only of our net loss, and was $17,658 and $7,785, respectively.
Fair Value of Financial Instruments
     The fair value of financial instruments is the amount for which instruments could be exchanged in a current transaction between willing parties. As of March 31, 2007, the carrying values of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and accrued compensation equaled or approximated their respective fair values because of the short duration of these instruments. The fair value of our debt and capital lease obligations was estimated by discounting the future cash flows of each instrument at rates recently offered to us for similar debt instruments offered by our lenders. As of March 31, 2007, the fair and carrying values of our debt and capital lease obligations were $2,206 and $2,192 respectively.
Recent Accounting Pronouncements
     In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115 (SFAS No. 159), which allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our financial statements and related disclosures.
     In December 2006, the FASB issued EITF 00-19-2, which addresses an issuer’s accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable accounting literature without regard to the contingent obligation to transfer consideration pursuant to the registration arrangement. EITF 00-19-2 was effective immediately for new and modified registration payment arrangements. The adoption of EITF 00-19-2 did not have any impact on our financial statements and related disclosures.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which is applicable for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)
accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No.157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Although SFAS No. 157 does not require any new fair value measurements, its application may, for some entities, change current practices related to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We are currently evaluating the impact of the adoption of SFAS No.157 on our financial statements and related disclosures.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which is applicable for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on January 1, 2007. Upon adoption of FIN 48 and through March 31, 2007, we determined that we had no liability for uncertain income taxes as prescribed by FIN 48. Our policy is to recognize potential accrued interest and penalties related to the liability for uncertain tax benefits, if applicable, in income tax expense. The tax years back to 2003 remain open to examination by the major taxing jurisdictions where we file. Net operating loss and credit carryforwards from earlier periods also remain open to examination by taxing authorities, and will for a period post utilization. We do not anticipate any events during 2007 that would require the Company to record a liability related to any uncertain income taxes.
4. Supplemental Disclosure of Cash Flow Information
     The following table contains additional cash flow information for the periods reported:

	Three months ended
	March 31,
	2007	2006
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$41	$309

Non-cash investing activities:
Decrease in accrued property and equipment included in accounts payable and accrued expenses	$(1,235)	$(108)

Assets acquired under capital leases	$374	$—

Non-cash financing activities:
Initial measurement of warrant liability (see Note 10)	$10,765	$—

Conversion of accrued compensation from liability to equity classified award upon grant of restricted stock units (see Note 12)	$—	$129

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)
5. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2007	2006
Prepaid insurance (see Note 8)	$401	$86
Prepaid maintenance agreements	192	162
Prepaid clinical and non-clinical studies	124	124
Prepaid contract research and development services	—	228
Prepaid rent	73	195
Other prepaid expenses	321	262
Other current assets	301	227

	$1,412	$1,284

6. Property and Equipment
     Property and equipment consisted of the following:

	March 31,	December 31,
	2007	2006
Leasehold improvements	$12,738	$9,817
Laboratory, manufacturing, and office equipment	6,767	5,874
Construction-in-progress	96	2,142

	19,601	17,833
Less accumulated depreciation and amortization	(5,182)	(4,729)

	$14,419	$13,104

     In February 2007, we completed construction of leasehold improvements to a facility that we currently lease in Horsham, Pennsylvania. We spent $3,160 for these improvements, of which $2,111 was included in construction-in-progress as of December 31, 2006.
     Laboratory, manufacturing, and office equipment as of March 31, 2007 and December 31, 2006 included $496 and $122, respectively, of assets acquired under capital leases. Accumulated depreciation and amortization as of March 31, 2007 and December 31, 2006 included $65 and $47, respectively, related to assets acquired under capital leases. Depreciation expense, which includes amortization of assets acquired under capital leases, was $457 and $352 for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007, we capitalized $9 of interest expense in connection with our facility improvement projects. We did not capitalize any interest incurred during the three months ended March 31, 2006.

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)
7. Intangible and Other Assets
Acquired Intellectual Property
     During the three months ended March 31, 2007, we completed the scheduled amortization of the carrying value of acquired intellectual property. As of December 31, 2006, the carrying value of intellectual property was $123.
Deposits
     As of March 31, 2007 and December 31, 2006, deposits were $74 and $58, respectively.
8. Debt and Capital Lease Obligations
     Debt and capital lease obligations consisted of the following:

	March 31,	December 31,
	2007	2006
Notes payable to equipment lender, secured by equipment and facility improvements, interest rates from 8.1% to 9.5%, due 2007 to 2008	$890	$1,101
Term loan from landlord (unsecured), annual interest at 13.0%, due June 2008	520	622
Note payable, secured by insurance policies, annual interest at 5.7%, due November 2007	328	—

Subtotal	1,738	1,723
Capital lease obligations	454	108

Total debt	2,192	1,831
Less note payable, secured by insurance policies	(328)	—
Less current portion	(1,321)	(1,251)

Total debt, net of current portion	$543	$580

Note Payable Secured by Insurance Policies
     In March 2007, we borrowed $367 to finance insurance policy premiums due on certain insurance policies. The insurance policy premiums, net of amortization, are included in prepaid expenses and other current assets on our Balance Sheets at March 31, 2007 (see Note 5). We are required to pay $42 of principal and interest during each of the nine months beginning on March 15, 2007 and ending on November 15, 2007. To secure payment of the amounts financed, we granted the lender a security interest in (a) all unearned premiums or dividends payable under the policies, (b) loss payments which may reduce the unearned premiums, subject to any mortgagee or loss payee interests, and (c) any interest in any state guarantee fund relating to the policies.

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)
9. Accrued Expenses
     Accrued expenses consisted of the following:

	March 31,	December 31,
	2007	2006
Clinical trials and non-clinical studies	$2,681	$625
Professional fees	1,148	1,469
Contract research and development services	721	1,283
Property and equipment	139	1,244
Other expenses	352	128

	$5,041	$4,749

10. Warrant Liability
     In March 2007, we sold, through a private placement, 21,415 shares of our common stock and warrants to purchase 9,637 shares of common stock with an exercise price of $1.96 (see Note 11). The warrants have a five-year term and are immediately exercisable. The warrant agreement contains a net cash settlement feature, which is available to the warrant holders at their option, in certain change of control circumstances. As a result, under EITF 00-19, the warrants are required to be classified as a liability at their current fair value in our Balance Sheets, estimated using the Black-Scholes option-pricing model. Upon issuance of the warrants on March 13, 2007, we recorded the warrant liability at its initial fair value of $10,765. Warrants that are classified as a liability are revalued at each reporting date until the warrants are exercised or expire with changes in the fair value reported in our Statements of Operations as non-operating income or expense. At March 31, 2007, the aggregate fair value of these warrants increased to $17,115, from their initial fair value, resulting in a non-operating expense of $6,350 during the three months ended March 31, 2007. Assumptions used for the Black-Scholes option-pricing models as of March 13, 2007 and March 31, 2007 are as follows:

	March 13, 2007	March 31, 2007
Expected volatility	75%	75%
Remaining contractual term (years)	5.0	4.9
Risk-free interest rate	4.41%	4.54%
Expected dividend yield	0%	0%
Common stock price	$1.79	$2.57
11. Stockholders’ Equity
     In March 2007, we sold, through a private placement, 21,415 shares of our common stock and warrants to purchase 9,637 shares of our common stock, including 4,950 shares of our

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)
common stock and warrants to purchase 2,228 shares of our common stock to investment funds affiliated with certain members of our board of directors, at a price of $2.02 per unit, generating net proceeds of $40,459. Each unit consisted of one share of common stock and a warrant to purchase 0.45 shares of our common stock. The warrants have a five-year term and an exercise price of $1.96 per share.
12. Equity-based Compensation
     The following table summarizes the status of stock options as of March 31, 2007 and changes during the three months then ended:

				Weighted-
		Weighted-		average
		average	Aggregate	remaining
		exercise	intrinsic	contractual
	Shares	price	value	life (years)
Outstanding at January 1, 2007	5,281	$11.61
Granted	1,259	2.39
Exercised	—	—
Forfeited	(50)	3.21
Expired	(52)	6.21

Outstanding at March 31, 2007	6,438	$9.91	$416	6.8

Vested at March 31, 2007 and expected to vest	5,794	$10.68	$327	6.7

Exercisable at March 31, 2007	3,840	$14.50	$70	5.3

Fair Value Disclosures
     During the three months ended March 31, 2007, we recorded $466 of compensation cost for share-based payments in our Statements of Operations, all of which related to equity-classified awards. During the three months ended March 31, 2006, we recorded $844 of compensation cost for share-based payment arrangements in our Statements of Operations, of which $21 related to liability-classified awards. The weighted-average fair value of stock options granted during the three months ended March 31, 2007 and 2006 was $1.64 and $1.86, respectively. There were no stock options exercised during the three months ended March 31, 2007 and 2006.
     As of March 31, 2007, there was $2,772 of total unrecognized compensation cost, which includes the impact of expected forfeitures, related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.4 years.

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)
Non-employee Stock Options
     During the three months ended March 31, 2007, we recognized $39 of compensation expense in connection with the vesting of stock options granted to non-employees. The was no compensation expense or gain in connection with the vesting of stock options granted to non-employees for the three months ended March 31, 2006.
Restricted Stock Units
     A summary of the status of Restricted Stock Units (RSUs) as of March 31, 2007, and changes during the three months then ended, is presented in the following table:

		Weighted-
		average	Aggregate
		grant-date	intrinsic
	Shares	fair value	value
Outstanding at January 1, 2007	128	$2.34
Awarded	—	—
Settled	—	—
Forfeited	—	—

Outstanding at March 31, 2007	128	$2.34	$329

Vested at March 31, 2007 and expected to vest	128	$2.34	$329

     During the three months ended March 31, 2007, we recorded $6 of expense for RSUs, all of which related to equity-classified RSUs. During the three months ended March 31, 2006, we recorded $102 of expense for RSUs, of which $81 related to equity-classified RSUs. The number of shares and aggregate fair value of RSUs that vested during the three months ended March 31, 2007 were 19 and $44, respectively.

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)
13. Collaborative Agreements and Significant Customer Concentration
     A summary of revenue recognized under our collaborative agreements during the three months ended March 31, 2007 and 2006 is presented in the following table:

	Three months ended
	March 31,
	2007	2006
Novo Nordisk
Research and development funding	$556	$742
Substantive milestones	—	750
License fees	148	104

	704	1,596

BioGeneriX
Research and development funding	519	671
License fees	14	129

	533	800

	$1,237	$2,396

Novo Nordisk A/S Agreements
     We have two agreements with Novo Nordisk A/S to use our GlycoPEGylation technology to develop and commercialize next-generation versions of Factors VIIa, VIII and IX, one of which, Factor VIIa, is currently marketed by Novo Nordisk. Under these agreements, we received a non-refundable, upfront fee of $4,300, which is being amortized to revenue over the expected performance period. Novo Nordisk is responsible for funding our research and development activities under the agreements, and we may receive up to $52,200 in milestone payments based on the progress of the programs.
     In December 2005, we amended our agreements with Novo Nordisk to provide for an additional project related to one protein and two additional milestone payments to be made to us upon the occurrence of certain events related to the additional project. During the three months ended March 31, 2006, we received two payments upon the occurrence of substantive events related to the additional project.

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)
BioGeneriX AG Agreements
     We have an agreement with BioGeneriX AG to use our proprietary GlycoPEGylation technology to develop a long-acting version of G-CSF. In connection with the agreement, we received from BioGeneriX a non-refundable, upfront fee, which is being recognized to revenue over the expected performance period of 18 years. In October 2006, we entered into an amendment of this agreement. Under the agreement, as amended, we and BioGeneriX shared the expenses of preclinical development. BioGeneriX is responsible for supplying the protein and funding the clinical development program and we are responsible for supplying enzyme reagents and sugar nucleotides. As of January 1, 2007, BioGeneriX is responsible for the cost of reagent supply.
     In April 2005, we entered into a research, co-development and commercialization agreement with BioGeneriX for a GlycoPEGylated erythropoietin made in CHO cells (GlycoPEG-CHO-EPO). We received a non-refundable payment in connection with the execution of this agreement. The agreement provided for us to conduct research on behalf of BioGeneriX for up to 12 months and grant BioGeneriX the right to obtain an exclusive, worldwide license to use our enzymatic technologies to develop and commercialize a long-acting version of the target protein. During the three months ended March 31, 2006, we recorded $500 of research and development funding revenue pursuant to this agreement. Under an amendment to the agreement entered into in October 2006, BioGeneriX had until December 31, 2006 to exercise the option. BioGeneriX did not exercise the option and all rights to Neose’s GlycoPEGylation technology as it applies to GlycoPEG-CHO-EPO reverted to Neose.
14. Restructurings and Employee Severance Costs
2007 Restructuring
     In March 2007, we initiated a restructuring of operations designed to allow for significantly higher clinical development costs for NE-180 while keeping anticipated 2007 net cash spending consistent with 2006 levels (2007 Restructuring). The 2007 Restructuring included a workforce reduction of approximately 40%. We have not determined if we will incur any contract termination charges in connection with the 2007 Restructuring.
     The employee severance costs incurred for the 2007 Restructuring were payable pursuant to an employee severance plan established in August 2005. Our net loss for the three months ended March 31, 2007 included $644 of employee severance costs related to the 2007 Restructuring, of which $568 was included in research and development expenses and $76 was included in general and administrative expenses. Of these amounts, $643 remained unpaid and was included in accrued compensation as of March 31, 2007. We expect to pay the remaining obligations related to the 2007 Restructuring by September 2007.

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)
     In connection with the 2007 Restructuring, we committed to pay future cash retention bonuses to certain employees who were not given notice of termination in March 2007, contingent on their not voluntarily terminating their employment prior to December 31, 2007. In connection with this commitment, we expect to pay $353 of retention bonuses, none of which was included in accrued compensation on our Balance Sheets as of March 31, 2007. We also granted stock options to all employees as part of an employee retention program. These options will vest 50% on September 27, 2007 and 50% on March 27, 2008 for all holders who have not terminated their employment prior to the vesting dates. The aggregate fair market value of the options was $1,332, which is being recognized ratably as compensation expense over the vesting period.
2006 Restructuring
     In September 2006, we implemented a restructuring of operations in connection with the sale of the Witmer Road Facility (2006 Restructuring). The employee severance costs incurred for the 2006 Restructuring were payable pursuant to an employee severance plan established in August 2005. All of our obligations related to this restructuring were paid by March 31, 2007.
     In connection with the 2006 Restructuring, we committed to pay future cash retention bonuses to certain employees who were not given notice of termination in September 2006, contingent on their not voluntarily terminating their employment prior to the payment date. In connection with this commitment, we expect to pay $272 of retention bonuses in the first half of 2007, all of which was included in accrued compensation as of March 31, 2007. Our net loss for the three months ended March 31, 2007 included $104 of expense related to these cash retention bonuses, of which $94 was included in research and development expenses and $10 was included in general and administrative expenses. We also granted stock options to certain employees as part of an employee retention program. These options will vest in full either on July 1, 2007 for all holders who have not voluntarily terminated their employment prior to the vesting date or on their termination date for those employees who were involuntarily terminated in the 2007 Restructuring. The aggregate fair market value of the options was $605, which is being recognized ratably as compensation expense over the vesting period.

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
     This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and include, but are not limited to, statements about our plans, objectives, representations and contentions that typically may be identified by use of terms such as “anticipate,” “believe,” “estimate,” “plan,” “may,” “expect,” “intend,” “could,” “potential,” and similar expressions, although some forward-looking statements are expressed differently. These forward-looking statements include, among others, the statements about our:
•	estimate that our existing cash and cash equivalents, expected proceeds from collaborations and license agreements, and interest income should be sufficient to meet our operating and capital requirements at least through the second quarter of 2008;

•	expected losses;

•	expectations for future capital requirements;

•	expectations for increases in operating expenses;

•	expectations for increases in research and development, and marketing, general and administrative expenses in order to develop products, procure commercial quantities of reagents and products, and commercialize our technology;

•	expectations regarding the scope and expiration of patents;

•	expectations regarding the timing of non-clinical activities, regulatory meetings and submissions, as well as the progression of clinical trials, for NE-180 and GlycoPEG-GCSF;

•	expectations for the development of long-acting versions of EPO and G-CSF, and subsequent proprietary drug candidates;

•	expectations regarding net cash utilization;

•	expectations for generating revenue; and

•	expectations regarding the timing and character of new or expanded collaborations and for the performance of our existing collaboration partners in connection with the development and commercialization of products incorporating our technology.
     You should be aware that the forward-looking statements included in this report represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. Potential risks and uncertainties that could affect our actual results include the following:
•	our ability to obtain the funds necessary for our operations;

•	our ability to meet forecasted timelines due to internal or external causes;

•	unfavorable non-clinical and clinical results for our products;

•	our ability to develop commercial-scale manufacturing processes for our products and reagents, either independently or in collaboration with others;

•	the performance of our CROs and CMOs;

•	our ability to enter into and maintain collaborative arrangements;

•	our ability to obtain adequate sources of proteins and reagents;

•	our ability to develop and commercialize products without infringing the patent or intellectual property rights of others;

•	our ability to expand and protect our intellectual property and to operate without infringing the rights of others;

•	our ability and our collaborators’ ability to develop and commercialize therapeutic proteins and our ability to commercialize our technology;

•	our ability to attract and retain key personnel;

•	our ability to compete successfully in an intensely competitive field; and

•	general economic conditions.
     These and other risks and uncertainties that could affect our actual results are discussed in this report and in our other filings with the SEC, particularly in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006 in the section entitled “Risk Factors.”
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
     You should read this section in combination with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2006, included in our Annual Report on Form 10-K for the year ended December 31, 2006 and in our 2006 Annual Report to Stockholders.

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
     Our second proprietary protein, GlycoPEG-GCSF, is a long-acting version of G-CSF that we are co-developing with BioGeneriX AG, a company of the ratiopharm Group. G-CSF is prescribed to stimulate production of neutrophils (a type of white blood cell) and is approved for sale in major markets around the world for treatment of neutropenia associated with myelosuppressive chemotherapy. In November 2006, BioGeneriX initiated the first of two planned Phase I clinical trials for GlycoPEG-GCSF. In March 2007, BioGeneriX initiated the second Phase I clinical trial for GlycoPEG-GCSF. We expect BioGeneriX to complete both Phase I clinical trials during 2007.
     We have also entered into two agreements with Novo Nordisk A/S to use our GlycoPEGylation™ technology to develop and commercialize next-generation versions of Factors VIIa, VIII and IX, one of which, Factor VIIa, is currently marketed by Novo Nordisk. In 2006, we successfully completed technical transfer of the manufacturing process for GlycoPEG-FVIIa to Novo Nordisk, who performed preclinical pharmacokinetic and pharmacodynamic studies, and conducted other preclinical activities, on Factors VIIa and IX. Novo Nordisk has announced that they plan to initiate Phase I clinical studies for Factor VIIa in 2007. Factor VIIa is used in the treatment of bleeding episodes and for the prevention of bleeding during surgery or invasive procedures in patients with congenital hemophilia with inhibitors to coagulation factors VIII or IX.
     We believe that our enzymatic pegylation technology, GlycoPEGylation, can improve the drug properties of therapeutic proteins by building out, and attaching PEG to, carbohydrate structures on the proteins. We are using our technology to develop proprietary versions of protein drugs with proven safety and efficacy and to improve the therapeutic profiles of proteins being developed by our partners. We expect these modified proteins to offer significant advantages, including less frequent dosing and possibly improved efficacy, over the original versions of the drugs now on the market, as well as to meet or exceed the pharmacokinetic profile of next- generation versions of the drugs now on the market. We believe this strategy of targeting drugs with proven safety and efficacy allows us to lower the risk profile of our proprietary development portfolio as compared to de novo protein drug development. We intend to continue to focus our research and development resources on therapeutic proteins that we believe have the highest probability of clinically meaningful therapeutic profile improvements from our technology and are in commercially attractive categories.
     In March 2007, we sold, through a private placement, 21.4 million shares of common stock and warrants to purchase 9.6 million shares of our common stock, including 5.0 million shares of our common stock and warrants to purchase 2.2 million shares of our common stock to investment funds affiliated with certain members of our board of directors, at a price of $2.02 per unit, generating net proceeds of $40.5 million. Each unit consisted of one share of common stock and a warrant to purchase 0.45 shares of common stock. The warrants have a five-year term and an exercise price of $1.96 per share.
     In March 2007, we initiated a restructuring of operations designed to allow for significantly higher clinical development costs for NE-180 while keeping anticipated 2007 net cash spending consistent with 2006 levels. The restructuring included a workforce reduction of approximately 40%. We incurred restructuring costs of approximately $0.6 million, most of which will be paid during the first half of 2007. We have not yet determined if we will incur any contract termination charges in connection with the restructuring.
     We have incurred operating losses each year since our inception. As of March 31, 2007, we had an accumulated deficit of $284.0 million. We expect additional losses over the next several years as we continue product research and development efforts and expand our intellectual property portfolio. We have financed our operations through private and public offerings of equity securities, proceeds from debt financings, and revenues from our collaborative agreements.
     We believe that our existing cash and cash equivalents, expected proceeds from collaborations and license arrangements, and interest income should be sufficient to meet our operating and capital requirements at least through the second quarter of 2008, although changes in our collaborative relationships or our business, whether or not initiated by us, may cause us to deplete our cash and cash equivalents sooner than the above estimate.
Liquidity and Capital Resources
Overview
     We had $44.6 million in cash and cash equivalents as of March 31, 2007, compared to $16.4 million as of December 31, 2006. The increase was due to the sale through a private placement of 21.4 million shares of common stock and warrants to purchase 9.6 million shares of common stock, generating net proceeds of $40.5 million. These additional funds were partially offset by the continued funding of our operating activities, capital expenditures, and debt repayments. We anticipate average quarterly spending during the remainder of 2007 of approximately $8.0 million to fund our operating activities, including clinical trial, process development and manufacturing costs associated with the development of NE-180, and capital expenditures and debt repayments.
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
Operating Activities
     Net cash used in operating activities was $9.6 million and $6.8 million during the three months ended March 31, 2007 and 2006, respectively. The increase for the 2007 period was primarily due to higher research expenditures and costs associated with the initiation in February 2007 of the Phase II clinical study of NE-180 in Europe and was partially offset by lower payroll and operational costs resulting from the restructuring we implemented in 2006. Fluctuations in operating items vary period-to-period due to, among other factors, the timing of research and development activities, such as the initiation and progress of clinical trials and non-clinical studies.
Investing Activities
     During the three months ended March 31, 2007 and 2006, we invested $2.6 million and $0.2 million, respectively, in property and equipment. In February 2007, we completed construction of leasehold improvements to a facility that we currently lease in Horsham, Pennsylvania. We spent $3.2 million for these improvements, of which $2.1 million was included in construction-in-progress as of December 31, 2006. We anticipate additional capital expenditures during the remainder of 2007 of approximately $0.8 to $1.0 million. We may finance some or all of these capital expenditures through capital leases or the issuance of new debt or equity. The terms of any new debt could require us to maintain a minimum cash and investments balance, or to transfer cash into an escrow account to collateralize some portion of the debt, or both.

Financing Activities
Equity Financing Activities
     In March 2007, we sold, through a private placement, 21.4 million shares of our common stock and warrants to purchase 9.6 million shares of our common stock, including 5.0 million shares of our common stock and warrants to purchase 2.2 million shares of our common stock to investment funds affiliated with certain members of our board of directors, at a price of $2.02 per unit, generating net proceeds of $40.5 million. Each unit consisted of one share of common stock and a warrant to purchase 0.45 shares of our common stock. The warrants have a five-year term and an exercise price of $1.96 per share.
Debt Financing Activities
     Our total debt increased to $2.2 million as of March 31, 2007, compared to $1.8 million as of December 31, 2006. This increase primarily resulted from $0.4 million in proceeds from the issuance of debt to finance insurance policy premiums as well as $0.4 million in assets purchased under capital leases, and was partially offset by planned debt principal repayments of $0.4 million.
Note Payable Secured by Insurance Policies
     In March 2007, we borrowed $0.4 million to finance insurance policy premiums due on certain insurance policies. The insurance policy premiums, net of amortization, are included in prepaid expenses and other current assets on our Balance Sheets as of March 31, 2007. We are required to pay $42,000 of principal and interest during each of the nine months beginning on March 15, 2007 and ending on November 15, 2007. The interest is calculated based on an annual percentage rate of 5.7%. To secure payment of the amounts financed, we granted the lender a security interest in (a) all unearned premiums or dividends payable under the policies, (b) loss payments which may reduce the unearned premiums, subject to any mortgagee or loss payee interests, and (c) any interest in any state guarantee fund relating to the policies.
Term Loan from Landlord
     In May 2004, we borrowed $1.5 million from the landlord of our leased facilities in Horsham, Pennsylvania. As of March 31, 2007, the outstanding principal balance under this agreement was $0.5 million. The terms of the financing require us to pay monthly principal and interest payments over 48 months at an interest rate of 13%. During the twelve months ending March 31, 2008, we will be required to make principal and interest payments totaling $0.5 million under this agreement.
Equipment Loans
     As of March 31, 2007, we owed $0.9 million to an equipment lender that financed the purchase of certain equipment and facility improvements, which collateralize the amounts borrowed. Our last payment is scheduled for September 2008, and interest rates applicable to the equipment loan range from 8.1% to 9.5%. During the twelve months ending March 31, 2008, we will make principal and interest payments totaling $0.7 million under these agreements.

Capital Lease Obligations
     The terms of our capital leases require us to make monthly payments through February 2012. As of March 31, 2007, the present value of aggregate minimum lease payments under these agreements was $0.5 million. Under these agreements, we will be required to make lease payments totaling $0.2 million during the twelve months ending March 31, 2008.
Operating Leases
     We lease laboratory, office, warehouse facilities, and equipment under operating lease agreements. In 2002, we entered into a lease agreement for our Rock Road Facility. The initial term of this lease ends 2022, at which time we have an option to extend the lease for an additional five years, followed by another option to extend the lease for an additional four and one-half years. This lease contains escalation clauses, under which the base rent increases annually by 2%. We lease approximately 5,000 square feet of office and warehouse space in Horsham, Pennsylvania under a lease agreement that expires April 2007. In January 2007, we entered into a five-year lease agreement for approximately 6,800 square feet of office and warehouse space in Horsham, Pennsylvania to replace similar space.
Summary of Contractual Obligations
     A summary of our obligations to make future payments under contracts existing as of December 31, 2006 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2006. The Liquidity and Capital Resources section of this Form 10-Q describes obligations from any material contracts entered into during the three months ended March 31, 2007.
Off-Balance Sheet Arrangements
     We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect that is material to investors on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Policies and Estimates
     A discussion of our critical accounting policies and estimates is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2006. Except as described below, there have not been any changes or additions to our critical accounting policies during the three months ended March 31, 2007.
Warrant Liability
     We follow Emerging Issues Task Force (EITF) No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (EITF 00-19), which provides guidance for distinguishing among permanent equity, temporary equity and assets and liabilities. EITF 00-19 requires liability classification of warrants that may be settled in cash at the option of warrant holders. Our warrants issued in March 2007 permit net cash settlement in certain change of control circumstances at the option of the warrant holders, and, therefore, are classified as a liability on our Balance Sheets.
     We record the warrant liability at its fair value using the Black-Scholes option-pricing model and revalue it at each reporting date until the warrants are exercised or expire. Changes in the fair value of the warrants are reported in our Statements of Operations as non-operating income or expense. The fair value of the warrants is subject to significant fluctuation based on changes in our stock price, expected volatility, remaining contractual life and the risk-free interest rate. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of the warrants.
Results of Operations
     We recorded a net loss of $17.7 million and $7.8 million during the three months ended March 31, 2007 and 2006, respectively. The following sections explain the changes between the reporting periods in each component of net loss.
Revenue from Collaborative Agreements
     Our revenue from collaborative agreements has historically been derived from a few major collaborators. Our collaborative agreements provide for some or all of the following elements: license fees, research and development funding, milestone revenues, and royalties on product sales. A summary of revenue recognized under our collaborative agreements during the three months ended March 31, 2007 and 2006 is presented in the following table (in thousands):

	Three months ended
	March 31,
	2007	2006
Novo Nordisk
Research and development funding	$556	$742
Substantive milestones	—	750
License fees	148	104

	704	1,596

BioGeneriX
Research and development funding	519	671
License fees	14	129

	533	800

	$1,237	$2,396

     Revenue from collaborative agreements during the three months ended March 31, 2007 and 2006 was $1.2 million and $2.4 million, respectively. The decrease in revenue was primarily due to recognition of revenue for a substantive milestone under our collaborations with Novo Nordisk in 2006.

     Because our 2007 revenue could be substantially affected by entering into new collaborations and on the financial terms of any new collaborations, we cannot estimate our 2007 revenue. Material cash inflows from proprietary drug development projects are highly uncertain, and we cannot reasonably estimate the period in which we will begin to receive, if ever, material net cash inflows from our major research and development projects. Cash inflows from development-stage products are dependent on several factors, including entering into collaborative agreements, the achievement of certain milestones, and regulatory approvals. We may not receive milestone payments from any existing or future collaborations if a development-stage product fails to meet technical or performance targets or fails to obtain the required regulatory approvals. Further, our revenue from collaborations will be affected by the levels of effort committed and made by our collaborative partners. Even if we achieve technical success in developing drug candidates, our collaborative partners may discontinue development, may not devote the resources necessary to complete development and commence marketing of these products, or they may not successfully market potential products.
Research and Development Expense
     Our lead therapeutic protein candidates are NE-180 and GlycoPEG-GCSF. NE-180 is a long-acting version of EPO produced in insect cells. EPO is prescribed to stimulate production of red blood cells, and is approved for sale in major markets around the world for treatment of chemotherapy-induced anemia and anemia associated with chronic renal failure. NE-180 is being developed for the treatment of anemia in adult cancer patients with non-myeloid malignancies receiving chemotherapy and for the treatment of anemia associated with chronic kidney disease, including patients on dialysis and patients not on dialysis. During 2006, we completed a Phase I clinical trial for NE-180 in Switzerland. In January 2007, we received approval from Swissmedic, the Swiss Agency for Therapeutic Products, for the initiation of a Phase II human trial to evaluate the safety, tolerability and dose response of NE-180 in cancer patients receiving platinum-based chemotherapy. In March 2007, we received clearance from the FDA to initiate clinical trials in the U.S. in response to our amended IND.
     Our second proprietary protein, GlycoPEG-GCSF, is a long-acting version of G-CSF that we are co-developing with BioGeneriX AG, a company of the ratiopharm Group. G-CSF is prescribed to stimulate production of neutrophils (a type of white blood cell) and is approved for sale in major markets around the world for treatment of neutropenia associated with myelosuppressive chemotherapy. In November 2006, BioGeneriX initiated the first of two planned Phase I clinical trials for GlycoPEG-GCSF. In March 2007, BioGeneriX initiated the second Phase I clinical trial for GlycoPEG-GCSF. We expect BioGeneriX to complete both Phase I clinical trials during 2007.
     We have also entered into two agreements with Novo Nordisk A/S to use our GlycoPEGylation technology to develop and commercialize next-generation versions of Factors VIIa, VIII and IX, one of which, Factor VIIa, is currently marketed by Novo Nordisk. In 2006, we successfully completed technical transfer of the manufacturing process for GlycoPEG-FVIIa to Novo Nordisk, who performed preclinical pharmacokinetic and pharmacodynamic studies, and conducted other preclinical activities, on Factors VIIa and IX. Novo Nordisk has announced that they plan to initiate Phase I clinical studies for Factor VIIa in 2007. Factor VIIa is used in the treatment of bleeding episodes and for the prevention of bleeding during surgery or invasive procedures in patients with congenital hemophilia with inhibitors to coagulation factors VIII or IX.
     We conduct exploratory research, both independently and with collaborators, on therapeutic candidates, primarily proteins, for development using our enzymatic technology. Successful candidates may be advanced for development through our own proprietary drug program or through our partnering and licensing program, or a combination of the two. Although our primary focus is the development of long-acting proteins, we are also conducting research to assess opportunities to use our enzymatic technology in other areas, such as glycopeptides and glycolipids. We expect to continue this research during 2007.
     Our current research and development projects are divided between two categories: (i) GlycoPEGylation and (ii) Other Glycotechnology Programs, which includes projects investigating opportunities to use our enzymatic technologies in other areas, such as glycolipids. The following chart sets forth our projects in each of these categories and the stage to which each has been developed:

	Development Stage	Status
GlycoPEGylation:
NE-180	Clinical (Phase II)	Active
GlycoPEG-GCSF	Clinical (Phase I)	Active
Other protein projects	Research/Preclinical	Active

Other Glycotechnology Programs:
Non-protein therapeutic applications	Research	Active
Nutritional applications	N/A	Evaluating
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

     Our research and development expenses during the three months ended March 31, 2007 and 2006 were $9.8 million and $7.3 million, respectively. The increase in research and development expenses during the 2007 period as compared to the 2006 period was primarily due to higher costs associated with the initiation in February 2007 of the Phase II clinical study of NE-180 in Europe. A $0.6 million decrease in payroll related costs resulting from the restructuring that occurred in September 2006 was offset by $0.6 million of employee severance related costs related to the restructuring that occurred in March 2007. The following table illustrates research and development expenses incurred during the three months ended March 31, 2007 and 2006 for our significant groups of research and development projects (in thousands):

	Three months ended
	March 31,
	2007	2006
GlycoPEGylation	$6,492	$4,246
Other Glycotechnology Programs	35	152
Indirect expenses	3,285	2,913

	$9,812	$7,311

     GlycoPEGylation
     Our GlycoPEGylation expenses result primarily from development activities, including process, non-clinical and clinical development, associated with our proprietary drug development programs. These expenses increased during the 2007 period primarily due to the initiation of the Phase II clinical trial for NE-180.
     Other Glycotechnology Programs
     Research and development expenses related to our Other Glycotechnology Programs decreased during the 2007 periods compared to the 2006 periods due to lower payroll and decreased supplies for early stage research.
     Indirect expenses
     Indirect research and development expenses increased during the 2007 period primarily due to costs related to the relocation of some our laboratories to our Rock Road facility in February 2007.
General and Administrative Expense
     General and administrative expenses during the three months ended March 31, 2007 and 2006 were $3.0 million and $2.9 million, respectively.

Other Income and Expense
     In connection with the sale of our common stock and warrants to purchase shares of our common stock in March 2007, we recorded the warrants as a liability at their initial fair value using the Black-Scholes option-pricing model and revalue them at each reporting date until they are exercised or expire. Changes in the fair value of the warrants are reported in our Statements of Operations as non-operating income or expense. During the three months ended March 31, 2007, we recorded a non-operating expense of $6.4 million related to the increase in fair value of these warrants since their issuance date. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of these warrants.
     Interest income during the three months ended March 31, 2007 and 2006 was $272,000 and $366,000, respectively. The decrease during the 2007 period compared to the 2006 period was primarily due to lower cash balances for the majority of the quarter. Our interest income during the remainder of 2007 is difficult to project, and will depend largely on prevailing interest rates and whether we receive cash from entering into any new collaborative agreements or by completing any additional equity or debt financings during the year.
     Interest expense during the three months ended March 31, 2007 and 2006 was $40,000 and $308,000, respectively. Lower average debt balances in the 2007 period accounted for the decrease. Our interest expense during the remainder of 2007 is difficult to project and will depend on whether we enter into any new debt agreements. See “Financing Activities – Debt Financing Activities” in the Liquidity and Capital Resources section of this Form 10-Q for a description of the material features of our debt financings.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Equity Price Risk
     We are exposed to certain risks arising from changes in the price of our common stock, primarily due to the potential effect of changes in fair value of the warrant liability related to the warrants issued in March 2007. The warrant liability is revalued at its current fair value using the Black-Scholes option-pricing model at each reporting date until the warrants are exercised or expire, and is subject to significant increases or decreases in value due to the effects of changes in the price of our common stock at period end and the related calculation of volatility. Changes in the fair value of warrants are reported in our Statements of Operations as non-operating income or expense.
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

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such phrase is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (Exchange Act), as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, our management concluded that these controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, as amended, is recorded, processed, summarized and reported as specified in SEC rules and forms. There were no changes during our last fiscal quarter in these controls or procedures identified in connection with the evaluation, or in other factors that have materially affected, or are reasonable likely to materially affect, these controls or procedures.
Changes in internal control over financial reporting
     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6. Exhibits

10.1	Commercial Premium Finance Agreement and Promissory Note from Neose Technologies, Inc. to AFCO Credit Corporation dated March 6, 2007. (Exhibit 10.44)(1)

10.2	Securities Purchase Agreement by and among Neose Technologies, Inc. and the purchasers appearing on the signature pages thereto dated March 8, 2007. (Exhibit 10.1)(2)

10.3	Registration Rights Agreement by and among Neose Technologies, Inc. and the purchasers appearing on the signature pages thereto dated March 8, 2007. (Exhibit 10.2)(2)

10.4	Form of Common Stock Purchase Warrant (U.S.), dated March 8, 2007. (Exhibit 10.3)(2)

10.5	Form of Common Stock Purchase Warrant (Non-U.S.), dated March 8, 2007. (Exhibit 10.4)(2)

10.6*††	Amended and Restated Employment Agreement between Neose Technologies, Inc. and George J. Vergis, Ph. D. dated April 30, 2007.

10.7*††	Form of Change of Control Agreement between Neose Technologies, Inc. and Certain Executive Officers dated April 30, 2007.

10.8*††	Change of Control Agreement between Neose Technologies, Inc. and Debra J. Poul dated April 30, 2007.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

††	Compensation plans and arrangements for executives and others.

(1)	Filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006.

(2)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on March 13, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOSE TECHNOLOGIES, INC.

Date: May 4, 2007	By:	/s/ A. Brian Davis

A. Brian Davis
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)

Exhibit Index

Exhibit	Description

10.6	Amended and Restated Employment Agreement between Neose Technologies, Inc. and George J. Vergis. Ph. D. dated April 30, 2007.

10.7	Form of Change of Control Agreement between Neose Technologies, Inc. and Certain Executive Officers dated April 30, 2007.

10.8	Change of Control Agreement between Neose Technologies, Inc. and Debra J. Poul dated April 30, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.