Form 10-Q
period 2007-06-30
NEOSE TECHNOLOGIES INC
filed 2007-08-09
CIK 877902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007.
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
Yes ☐      No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,468,181 shares of common stock, $.01 par value, were outstanding as of August 6, 2007.

NEOSE TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Neose Technologies, Inc.
Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	June 30,	December 31,
	2007	2006
Assets

Current assets:
Cash and cash equivalents	$34,459	$16,388
Accounts receivable, net	3,644	286
Prepaid expenses and other current assets	1,361	1,284

Total current assets	39,464	17,958
Property and equipment, net	14,204	13,104
Intangible and other assets, net	74	181

Total assets	$53,742	$31,243

Liabilities and Stockholders’ Equity

Current liabilities:
Note payable	$206	$—
Current portion of long-term debt and capital lease obligations	1,201	1,251
Accounts payable	643	1,848
Accrued compensation	1,096	1,772
Accrued expenses	4,555	4,749
Deferred revenue	919	645

Total current liabilities	8,620	10,265
Warrant liability	15,195	—
Long-term debt and capital lease obligations, net of current portion	307	580
Deferred revenue, net of current portion	5,514	4,329
Other liabilities	529	510

Total liabilities	30,165	15,684

Stockholders’ equity:
Preferred stock, par value $.01 per share, 5,000 shares authorized, none issued	—	—
Common stock, par value $.01 per share, 150,000 and 75,000 shares authorized; 54,409 and 32,972 shares issued and outstanding	544	330
Additional paid-in capital	312,170	281,556
Accumulated deficit	(289,137)	(266,327)

Total stockholders’ equity	23,577	15,559

Total liabilities and stockholders’ equity	$53,742	$31,243

The accompanying notes are an integral part of these financial statements.

Neose Technologies, Inc.
Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue from collaborative agreements	$2,231	$1,715	$3,468	$4,111

Operating expenses:
Research and development	7,742	7,051	17,554	14,362
General and administrative	2,548	3,094	5,513	6,022

Total operating expenses	10,290	10,145	23,067	20,384

Operating loss	(8,059)	(8,430)	(19,599)	(16,273)
(Increase) decrease in fair value of warrant liability	1,920	—	(4,430)	—
Interest income	502	308	774	674
Interest expense	(48)	(325)	(88)	(633)

Loss before income tax benefit	(5,685)	(8,447)	(23,343)	(16,232)
Income tax benefit	533	—	533	—

Net loss	$(5,152)	$(8,447)	$(22,810)	$(16,232)

Basic and diluted net loss per share	$(0.09)	$(0.26)	$(0.50)	$(0.49)

Weighted-average shares outstanding used in computing basic and diluted net loss per share	54,402	32,804	45,995	32,794

The accompanying notes are an integral part of these financial statements.

Neose Technologies, Inc.
Statements of Cash Flows
(unaudited)
(in thousands)

	Six months ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(22,810)	$(16,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in fair value of warrant liability	4,430	—
Depreciation and amortization expense	1,034	1,024
Non-cash compensation expense	1,107	1,463
Non-cash rent expense	130	—
Loss on disposition of property and equipment	4	5
Changes in operating assets and liabilities:
Accounts receivable	(3,771)	1,073
Prepaid expenses and other current assets	(208)	(827)
Intangible and other assets	(16)	—
Accounts payable	(702)	219
Accrued compensation	(676)	(25)
Accrued expenses	1,463	(56)
Deferred revenue	1,459	(1,018)
Other liabilities	19	24

Net cash used in operating activities	(18,537)	(14,350)

Cash flows from investing activities:
Purchases of property and equipment	(3,389)	(188)
Proceeds from sale of equipment and assets held for sale	—	15

Net cash used in investing activities	(3,389)	(173)

Cash flows from financing activities:
Proceeds from issuance of debt	367	539
Repayments of debt	(856)	(2,369)
Proceeds from issuance of common stock and warrants, net	40,486	9
Payment of withholding taxes related to restricted stock units	—	(43)

Net cash provided by (used in) financing activities	39,997	(1,864)

Net increase (decrease) in cash and cash equivalents	18,071	(16,387)
Cash and cash equivalents, beginning of period	16,388	37,738

Cash and cash equivalents, end of period	$34,459	$21,351

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
     NE-180 is a long-acting version of erythropoietin (EPO) produced in insect cells. EPO is prescribed to stimulate production of red blood cells, and is approved for sale in major markets around the world for treatment of chemotherapy-induced anemia and anemia associated with chronic renal failure. NE-180 is being developed for the treatment of anemia in adult cancer patients with non-myeloid malignancies receiving chemotherapy and for the treatment of anemia associated with chronic kidney disease, including patients on dialysis and patients not on dialysis. During 2006, we completed a Phase I clinical trial for NE-180 in Switzerland. In the first quarter of 2007, we initiated a Phase II human trial to evaluate the safety, tolerability and dose response of NE-180 in cancer patients receiving platinum-based chemotherapy.
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
     We also have two license agreements with Novo Nordisk A/S to use our GlycoPEGylation™ technology to develop and commercialize next-generation versions of Factors VIIa, VIII and IX, one of which, Factor VIIa, is currently marketed by Novo Nordisk. In June 2007, Novo Nordisk initiated a Phase I clinical study for GlycoPEG-Factor VIIa. This trial will assess the safety and pharmacokinetics of GlycoPEG-Factor VIIa in healthy volunteers. Factor VIIa is used in the treatment of bleeding episodes and for the prevention of bleeding during surgery or invasive procedures in patients with congenital hemophilia with inhibitors to coagulation factors VIII or IX.
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
     We have incurred losses each year since inception. As of June 30, 2007, we had an accumulated deficit of $289,137. We expect to spend significant amounts to expand our research and development on our proprietary drug candidates and technology, maintain and expand our intellectual property position, and expand our business development and commercialization efforts. Given our planned level of operating expenses, we expect to continue incurring losses for some time.
     We believe that our existing cash and cash equivalents, expected proceeds from collaborations and license arrangements, and interest income should be sufficient to meet our operating and capital requirements at least through the third quarter of 2008, although changes in our collaborative relationships or our business, whether or not initiated by us, may cause us to deplete our cash and cash equivalents sooner than the above estimate. We will require significant amounts of additional capital in the future to fund our operations, and we do not have any assurance that funding will be available when we need it on terms that we find favorable, if at all. If we are unable to raise additional capital when required, we may need to delay, scale back, or eliminate some or all of our research and development programs.
     We have not yet developed any products or commercialized any products or technologies, and we may never be able to do so. Even if we are successful in developing products that are approved for marketing, we will not be successful unless our products, and products incorporating our technology, gain market acceptance. Our operations are subject to risks and uncertainties in addition to those mentioned above, such as, among others, the uncertainty of product development, including our dependence upon third parties to conduct our clinical trials and to manufacture our product candidates and the materials used to make them, and unexpected delays or unfavorable results in our clinical trials; our limited product development and manufacturing experience; our dependence upon collaborative partners to develop and commercialize products incorporating our technology and the success of collaborative relationships; the uncertainty of intellectual property rights; the possibility of development and commercialization of competitive products by others that are more effective, less costly, or otherwise gain greater market acceptance; and the uncertainty of the impact of government regulation on our operations, including achieving regulatory approvals for our products or products incorporating our technology, and changes in health care reimbursement policies.

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)
2. Interim Financial Information
     The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for presentation of interim financial statements. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented. In our opinion, however, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. You should not base your estimate of our results of operations for 2007 solely on our results of operations for the six months ended June 30, 2007. You should read these unaudited financial statements in combination with the other Notes in this section; the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2 of this Form 10-Q; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
Accounts Receivable
     We record accounts receivable net of an allowance for doubtful accounts. We establish an allowance for doubtful accounts that we believe is adequate to cover anticipated losses on the collection of all outstanding accounts receivable. The adequacy of the allowance for doubtful accounts is based on historical information and management’s assessment of our customers’ economic conditions. We recognize revenue based on proportional performance of research and development work performed on behalf of our customers, which recognition may not correspond with how our customers are billed. We review the unbilled accounts receivable from our customers to determine that such amounts are expected to become billable and collectible. All unbilled receivables are expected to be billed within six months.

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)
     Accounts receivable consisted of the following:

	June 30,	December 31,
	2007	2006
Accounts receivable	$2,710	$286
Unbilled receivables	953	—

	3,663	286
Less allowance for doubtful accounts	(19)	—

	$3,644	$286

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
     In connection with the March 2007 equity financing, we were obligated to file a registration statement with the SEC for the registration of the total number of shares sold to the investors and shares issuable upon exercise of the warrants. We are required under an agreement to use commercially reasonable efforts to cause the registration to be declared effective by the SEC, which we accomplished in May 2007, and to remain continuously effective until such time when all of the registered shares are sold. In the event we fail to meet various legal requirements in regards to the registration statement, we will be obligated to pay the investors, as partial liquidated damages and not as a penalty, an amount in cash equal to 1% of the aggregate purchase price paid by investors for each monthly period that the registration statement is not effective, up to 24%. We follow Financial Accounting Standards Board (FASB) Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (EITF 00-19-2), which specifies that registration payment arrangements should play no part in determining the initial classification of, and subsequent accounting for, securities to which the payments

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)
relate. Contingent obligations in a registration payment arrangement are separately analyzed under Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. If we determine a registration payment arrangement in connection with the securities issued in March 2007 is probable and can be reasonably estimated, a liability will be recorded. As of June 30, 2007, we concluded the likelihood of having to make any payments under the arrangements was remote, and therefore did not record any related contingent liability.
Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted-average number of common shares outstanding for the period and the number of additional shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares are excluded from the calculation of diluted net loss per share if the effect on net loss per share is antidilutive. Our diluted net loss per share is equal to basic net loss per share for all reporting periods presented because giving effect in the computation of diluted net loss per share to the exercise of outstanding stock options and warrants or settlement of Restricted Stock Units (RSUs) would have been antidilutive.
Comprehensive Loss
     SFAS No. 130, Reporting Comprehensive Income, requires disclosure of comprehensive income (loss) in the financial statements. Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes changes to equity that are not included in net income (loss). Our comprehensive loss for the three and six months ended June 30, 2007 was comprised only of our net loss, and was $5,152 and $22,810, respectively. Our comprehensive loss for the three and six months ended June 30, 2006 was comprised only of our net loss, and was $8,447 and $16,232, respectively.
Fair Value of Financial Instruments
     The fair value of financial instruments is the amount for which instruments could be exchanged in a current transaction between willing parties. As of June 30, 2007, the carrying values of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and accrued compensation equaled or approximated their respective fair values because of the short duration of these instruments. The fair value of our debt and capital lease obligations was estimated by discounting the future cash flows of each instrument at rates recently offered to us for similar debt instruments offered by our lenders. As of June 30, 2007, the fair and carrying values of our debt and capital lease obligations were $1,734 and $1,714 respectively.

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)
Recent Accounting Pronouncements
     In June 2007, the FASB issued EITF 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-03). EITF 07-03 specifies that nonrefundable advance payments for future research and development activities should be deferred and capitalized and should be recognized as an expense as the related goods are delivered or the related services are performed. If, subsequent to an advance payment, an entity no longer expects the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. As the guidance in EITF 07-03 is consistent with our existing policy we do not believe EITF 07-03 will have any impact on our financial statements or related disclosures.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS No. 159), which allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our financial statements and related disclosures.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which is applicable for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Although SFAS No. 157 does not require any new fair value measurements, its application may, for some entities, change current practices related to the definition of fair value, the methods used to measure fair value, and the expanded disclosures

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)
about fair value measurements. We are currently evaluating the impact of the adoption of SFAS No. 157 on our financial statements and related disclosures.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which is applicable for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on January 1, 2007. Upon adoption of FIN 48 and through June 30, 2007, we determined that we had no liability for uncertain income taxes as prescribed by FIN 48. Our policy is to recognize potential accrued interest and penalties related to the liability for uncertain tax benefits, if applicable, in income tax expense. The tax years back to 2003 remain open to examination by the major taxing jurisdictions where we file. Net operating loss and credit carryforwards from earlier periods also remain open to examination by taxing authorities, and will for a period post utilization. We do not anticipate any events during 2007 that would require us to record a liability related to any uncertain income taxes.
4. Supplemental Disclosure of Cash Flow Information
     The following table contains additional cash flow information for the periods reported:

	Six months ended
	June 30,
	2007	2006
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$88	$634

Non-cash investing activities:
Decrease in accrued property and equipment included in accounts payable and accrued expenses	$(1,747)	$(78)

Assets acquired under capital leases	$373	$—

Non-cash financing activities:
Initial measurement of warrant liability (see Note 10)	$10,765	$—

Conversion of accrued compensation from liability to equity-classified award upon grant of restricted stock units (see Note 12)	$—	$129

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)
5. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2007	2006
Prepaid contract research and development services	$298	$228
Prepaid insurance (see Note 8)	289	86
Prepaid maintenance agreements	223	162
Prepaid clinical trials and non-clinical studies	124	124
Prepaid rent	67	195
Other prepaid expenses and current assets	360	489

	$1,361	$1,284

6. Property and Equipment
     Property and equipment consisted of the following:

	June 30,	December 31,
	2007	2006
Leasehold improvements	$12,985	$9,817
Laboratory, manufacturing, and office equipment	6,829	5,874
Construction-in-progress	—	2,142

	19,814	17,833
Less accumulated depreciation and amortization	(5,610)	(4,729)

	$14,204	$13,104

     In February 2007, we completed construction of leasehold improvements to a facility that we currently lease in Horsham, Pennsylvania. We spent $3,160 for these improvements, of which $2,111 was included in construction-in-progress as of December 31, 2006.
     In May 2007, we completed construction of leasehold improvements to warehouse space that we currently lease in Horsham, Pennsylvania. We spent $104 for these improvements, of which $31 was included in construction-in-progress as of December 31, 2006.
     Laboratory, manufacturing, and office equipment as of June 30, 2007 and December 31, 2006 included $495 and $122, respectively, of assets acquired under capital leases. Accumulated depreciation and amortization as of June 30, 2007 and December 31, 2006 included $93 and $47, respectively, related to assets acquired under capital leases. Depreciation expense, which includes amortization of assets acquired under capital leases, was $911 and $717 during the six months ended June 30, 2007 and 2006, respectively. During the six

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)
months ended June 30, 2007, we capitalized $9 of interest expense in connection with our facility improvement projects. We did not capitalize any interest incurred during the six months ended June 30, 2006.
7. Intangible and Other Assets
Acquired Intellectual Property
     During the six months ended June 30, 2007, we completed the scheduled amortization of the carrying value of acquired intellectual property. As of December 31, 2006, the carrying value of intellectual property was $123.
Deposits
     As of June 30, 2007 and December 31, 2006, deposits were $74 and $58, respectively.
8. Debt and Capital Lease Obligations
     Debt and capital lease obligations consisted of the following:

	June 30,	December 31,
	2007	2006
Notes payable to equipment lender, secured by equipment and facility improvements, interest rates from 8.1% to 9.5%, due 2007 to 2008	$683	$1,101
Term loan from landlord (unsecured), annual interest at 13.0%, due June 2008	415	622
Note payable, secured by insurance policies, annual interest at 5.7%, due November 2007	206	—

Subtotal	1,304	1,723
Capital lease obligations	410	108

Total debt	1,714	1,831
Less note payable, secured by insurance policies	(206)	—
Less current portion	(1,201)	(1,251)

Total debt, net of current portion	$307	$580

Note Payable Secured by Insurance Policies
     In March 2007, we borrowed $367 to finance insurance policy premiums due on certain insurance policies. The insurance policy premiums, net of amortization, are included in prepaid expenses and other current assets on our Balance Sheets at June 30, 2007 (see Note 5). We are required to pay $42 of principal and interest during each of the nine months beginning on March 15, 2007 and ending on November 15, 2007. To secure payment of the amounts financed, we

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)
granted the lender a security interest in (a) all unearned premiums or dividends payable under the policies, (b) loss payments which may reduce the unearned premiums, subject to any mortgagee or loss payee interests, and (c) any interest in any state guarantee fund relating to the policies.
9. Accrued Expenses
     Accrued expenses consisted of the following:

	June 30,	December 31,
	2007	2006
Clinical trials and non-clinical studies	$3,123	$625
Professional fees	916	1,469
Contract research and development services	257	1,283
Property and equipment	—	1,244
Other expenses	259	128

	$4,555	$4,749

10. Warrant Liability
     In March 2007, we sold, through a private placement, 21,415 shares of our common stock and warrants to purchase 9,637 shares of common stock with an exercise price of $1.96 (see Note 11). The warrants have a five-year term and are immediately exercisable. The warrant agreement contains a net cash settlement feature, which is available to the warrant holders at their option, in certain change of control circumstances. As a result, under EITF 00-19, the warrants are required to be classified as a liability at their current fair value in our Balance Sheets, estimated using the Black-Scholes option-pricing model. Warrants that are classified as a liability are revalued at each reporting date until the warrants are exercised or expire with changes in the fair value reported in our Statements of Operations as non-operating income or expense. Accordingly, we recorded non-operating income of $1,920 during the three months ending June 30, 2007 and non-operating expense of $4,430 during the six months ended June 30, 2007. The aggregate fair value and the assumptions used for the Black-Scholes option-pricing models as of March 13, 2007, March 31, 2007 and June 30, 2007 are as follows:

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)

	March 13,	March 31,	June 30,
	2007	2007	2007
Aggregate fair value	$10,765	$17,115	$15,195

Expected volatility	75%	75%	68%
Remaining contractual term (years)	5.0	4.9	4.7
Risk-free interest rate	4.4%	4.5%	4.9%
Expected dividend yield	0%	0%	0%
Common stock price	$1.79	$2.57	$2.46
11. Stockholders’ Equity
     In March 2007, we sold, through a private placement, 21,415 shares of our common stock and warrants to purchase 9,637 shares of our common stock, including 4,950 shares of our common stock and warrants to purchase 2,228 shares of our common stock to investment funds affiliated with certain members of our board of directors, at a price of $2.02 per unit, generating net proceeds of $40,459. Each unit consisted of one share of common stock and a warrant to purchase 0.45 shares of our common stock. The warrants have a five-year term and an exercise price of $1.96 per share.
12. Equity-based Compensation
     The following table summarizes the status of stock options as of June 30, 2007 and changes during the six months then ended:

				Weighted-
		Weighted-		average
		average	Aggregate	remaining
		exercise	intrinsic	contractual
	Shares	price	value	life (years)
Outstanding at January 1, 2007	5,281	$11.61
Granted	1,339	2.39
Exercised	(11)	2.55
Forfeited	(344)	4.48
Expired	(240)	7.03

Outstanding at June 30, 2007	6,025	$10.16	$215	5.7

Vested at June 30, 2007 and expected to vest	5,427	$11.02	$149	5.3

Exercisable at June 30, 2007	3,762	$14.53	$36	3.7

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)
Fair Value Disclosures
     During the three and six months ended June 30, 2007, we recorded $641 and $1,107 of compensation cost for share-based payments in our Statements of Operations, respectively, all of which related to equity-classified awards. During the three months ended June 30, 2006, we recorded $640 of compensation cost for share-based payment arrangements in our Statements of Operations, all of which related to equity-classified awards. During the six months ended June 30, 2006, we recorded $1,484 of compensation costs for share-based payment arrangements in our Statements of Operations, of which $21 related to liability-classified awards. The weighted-average fair value of stock options granted during the three months ended June 30, 2007 and 2006 was $1.54 and $1.63, respectively. The weighted-average fair value of stock options granted during the six months ended June 30, 2007 and 2006 was $1.63 and $1.84, respectively. The total intrinsic values of stock options exercised during the three months ended June 30, 2007 and 2006 was $4 and $3, respectively.
     As of June 30, 2007, there was $2,772 of total unrecognized compensation cost, which includes the impact of expected forfeitures, related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.9 years.
Non-employee Stock Options
     During the three months ended June 30, 2007 and 2006, we recognized $36 and $54 of compensation expense in connection with the vesting of stock options granted to non-employees, respectively. During the six months ended June 30, 2007 and 2006, we recognized $75 and $54 of compensation expense in connection with the vesting of stock options granted to non-employees, respectively.
Restricted Stock Units
     A summary of the status of RSUs as of June 30, 2007, and changes during the six months then ended, is presented in the following table:

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)

		Weighted-
		average	Aggregate
		grant-date	intrinsic
	Shares	fair value	value
Outstanding at January 1, 2007	128	$2.34
Awarded	—	—
Settled	(10)	2.44
Forfeited	—	—

Outstanding at June 30, 2007	118	$2.33	$289

Vested at June 30, 2007 and expected to vest	118	$2.33	$289

     During the six months ended June 30, 2007, we recorded $6 of expense for RSUs, all of which related to equity-classified RSUs. During the three months ended June 30, 2006, we recorded $16 of expense for RSUs, all of which related to equity classified RSUs. During the six months ended June 30, 2006, we recorded $118 of expense for RSUs, of which $97 related to equity-classified RSUs. The number of shares and aggregate fair value of RSUs that vested during the six months ended June 30, 2007 were 19 and $44, respectively.

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)
13. Collaborative Agreements and Significant Customer Concentration
     A summary of revenue recognized under our collaborative agreements during the three and six months ended June 30, 2007 and 2006 is presented in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Novo Nordisk
Research and development funding	$1,578	$1,337	$2,134	$2,079
Substantive milestones	—	—	—	750
License fees	165	104	313	208

	1,743	1,441	2,447	3,037

BioGeneriX
Research and development funding	474	222	993	893
License fees	14	52	28	181

	488	274	1,021	1,074

	$2,231	$1,715	$3,468	$4,111

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
     In December 2005, we amended one of our agreements with Novo Nordisk to provide for an additional project related to one protein and two additional milestone payments to be made to us upon the occurrence of certain events related to the additional project. During the six months ended June 30, 2006, we received two payments upon the occurrence of substantive events related to the additional project.

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
     In April 2005, we entered into a research, co-development and commercialization agreement with BioGeneriX for a GlycoPEGylated erythropoietin made in CHO cells (GlycoPEG-CHO-EPO). We received a non-refundable payment in connection with the execution of this agreement. The agreement provided for us to conduct research on behalf of BioGeneriX for up to 12 months and granted BioGeneriX the right to obtain an exclusive, worldwide license to use our enzymatic technologies to develop and commercialize a long-acting version of the target protein. During the three and six months ended June 30, 2006, we recorded $83 and $583 of research and development funding revenue pursuant to this agreement, respectively. Under an amendment to the agreement entered into in October 2006, BioGeneriX had until December 31, 2006 to exercise the option. BioGeneriX did not exercise the option and all rights to Neose’s GlycoPEGylation technology as it applies to GlycoPEG-CHO-EPO reverted to Neose.
14. Restructurings and Employee Severance Costs
2007 Restructuring
     In March 2007, we implemented a restructuring of operations (2007 Restructuring), which included a workforce reduction of approximately 40%. We have not determined the extent of contract termination charges in connection with the 2007 Restructuring.
     The employee severance costs incurred for the 2007 Restructuring were payable pursuant to an employee severance plan established in August 2005. Our net loss for the six months ended June 30, 2007 included $644 of employee severance costs related to the 2007 Restructuring, of which $568 was included in research and development expenses and $76 was included in general and administrative expenses. Of these amounts, $33 remained unpaid and was included in accrued compensation as of June 30, 2007. We expect to pay the remaining employee severance costs related to the 2007 Restructuring by September 2007.
     In connection with the 2007 Restructuring, we committed to pay future cash retention bonuses to certain employees who were not given notice of termination in March 2007, contingent on their not voluntarily terminating their employment prior to December 31, 2007. In

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)
connection with this commitment, we expect to pay $361 of retention bonuses, of which $120 was included in accrued compensation on our Balance Sheets as of June 30, 2007. We also granted stock options to all employees as part of an employee retention program. These options will vest 50% on September 27, 2007 and 50% on March 27, 2008 for all holders who have not voluntarily terminated their employment prior to the vesting dates. The aggregate fair market value of the options was $1,332, which is being recognized ratably as compensation expense over the vesting period.
2006 Restructuring
     In September 2006, we implemented a restructuring of operations in connection with the sale of the Witmer Road Facility (2006 Restructuring). The employee severance costs incurred for the 2006 Restructuring were payable pursuant to an employee severance plan established in August 2005. All of our obligations related to this restructuring were paid by March 31, 2007.
     In connection with the 2006 Restructuring, we committed to pay future cash retention bonuses to certain employees who were not given notice of termination in September 2006, contingent on their not voluntarily terminating their employment prior to the payment date. In connection with this commitment, we paid $272 of retention bonuses during the six months ended June 30, 2007. Our net loss for the six months ended June 30, 2007 included $104 of expense related to these cash retention bonuses, of which $94 was included in research and development expenses and $10 was included in general and administrative expenses. We also granted stock options to certain employees as part of an employee retention program. These options vested in full either on July 1, 2007 for all holders who had not voluntarily terminated their employment prior to the vesting date or on their termination date for those employees who were involuntarily terminated in the 2007 Restructuring. The aggregate fair market value of the options was $605, which was recognized ratably as compensation expense over the vesting period.
15. Income Tax Benefit
     During the three months ended June 30, 2007, we sold Pennsylvania research and development tax credits, resulting in the recognition of $533 of income tax benefit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995:
     This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and include, but are not limited to, statements about our plans, objectives, representations and contentions that typically may be identified by use of terms such as “anticipate,” “believe,” “estimate,” “plan,” “may,” “expect,” “intend,” “could,” “potential,” and similar expressions, although some forward-looking statements are expressed differently. These forward-looking statements include, among others, statements about our:
•	estimate that our existing cash and cash equivalents, expected proceeds from collaborations and license agreements, and interest income should be sufficient to meet our operating and capital requirements at least through the third quarter of 2008;

•	expected losses;

•	expectations for future capital requirements;

•	expectations for increases in operating expenses;

•	expectations for increases in research and development, and marketing, general and administrative expenses in order to develop products, procure commercial quantities of reagents and products, and commercialize our technology;

•	expectations regarding the scope and expiration of patents;

•	expectations regarding the timing of non-clinical activities, regulatory meetings and submissions, as well as the progression of clinical trials, for NE-180, GlycoPEG-GCSF and GlycoPEG-Factor VIIa;

•	expectations for the development of long-acting versions of EPO and G-CSF, and subsequent proprietary drug candidates;

•	expectations regarding net cash utilization;

•	expectations for generating revenue; and

•	expectations regarding the timing and character of new or expanded collaborations and for the performance of our existing collaboration partners in connection with the development and commercialization of products incorporating our technology.
     You should be aware that the forward-looking statements included in this report represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. Potential risks and uncertainties that could affect our actual results include the following:
•	our ability to obtain the funds necessary for our operations;

•	our ability to meet forecasted timelines due to internal or external causes;

•	unfavorable non-clinical and clinical results for our product candidates or product categories;

•	regulatory developments that adversely affect our ability to market our products or obtain government approvals;

•	our ability to develop commercial-scale manufacturing processes for our products and reagents, either independently or in collaboration with others;

•	the performance of our CROs and CMOs;

•	our ability to enter into and maintain collaborative arrangements;

•	our ability to obtain adequate sources of proteins and reagents;

•	our ability to develop and commercialize products without infringing the patent or intellectual property rights of others;

•	our ability to expand and protect our intellectual property and to operate without infringing the rights of others;

•	our ability and our collaborators’ ability to develop and commercialize therapeutic proteins and our ability to commercialize our technology;

•	our ability to attract and retain key personnel;

•	our ability to compete successfully in an intensely competitive field; and

•	general economic conditions.
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
     NE-180 is a long-acting version of EPO produced in insect cells. EPO is prescribed to stimulate production of red blood cells, and is approved for sale in major markets around the world for treatment of chemotherapy-induced anemia and anemia associated with chronic renal failure. NE-180 is being developed for the treatment of anemia in adult cancer patients with non-myeloid malignancies receiving chemotherapy and for the treatment of anemia associated with chronic kidney disease, including patients on dialysis and patients not on dialysis. During 2006, we completed a Phase I clinical trial for NE-180 in Switzerland. In the first quarter of 2007, we initiated a Phase II human trial to evaluate the safety, tolerability and dose response of NE-180 in cancer patients receiving platinum-based chemotherapy.
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
     We also have two agreements with Novo Nordisk A/S to use our GlycoPEGylation™ technology to develop and commercialize next-generation versions of Factors VIIa, VIII and IX, one of which, Factor VIIa, is currently marketed by Novo Nordisk. In June 2007, Novo Nordisk initiated a Phase I clinical study for GlycoPEG-Factor VIIa. This trial will assess the safety and pharmacokinetics of GlycoPEG-Factor VIIa in healthy volunteers. Factor VIIa is used in the treatment of bleeding episodes and for the prevention of bleeding during surgery or invasive procedures in patients with congenital hemophilia with inhibitors to coagulation factors VIII or IX.
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
          In March 2007, we initiated a restructuring of operations designed to allow for significantly higher clinical development costs for NE-180 while keeping anticipated 2007 net cash spending consistent with 2006 levels. The restructuring included a workforce reduction of approximately 40%. We incurred restructuring costs of approximately $0.6 million, most of which was paid during the first half of 2007. We have not yet determined the extent of contract termination charges in connection with the restructuring.
          We have incurred operating losses each year since our inception. As of June 30, 2007, we had an accumulated deficit of $289.1 million. We expect additional losses over the next several years as we continue product research and development efforts and expand our intellectual property portfolio. We have financed our operations through private and public offerings of equity securities, proceeds from debt financings, and revenues from our collaborative agreements.
          We believe that our existing cash and cash equivalents, expected proceeds from collaborations and license arrangements, and interest income should be sufficient to meet our operating and capital requirements at least through the third quarter of 2008, although changes in our collaborative relationships or our business, whether or not initiated by us, may cause us to deplete our cash and cash equivalents sooner than the above estimate.
Liquidity and Capital Resources
     Overview
          We had $34.5 million in cash and cash equivalents as of June 30, 2007, compared to $16.4 million as of December 31, 2006. The increase was primarily due to the sale, through a private placement, of 21.4 million shares of common stock and warrants to purchase 9.6 million shares of common stock, generating net proceeds of $40.5 million. These additional funds were partially offset by the continued funding of our operating activities, capital expenditures, and debt repayments. We anticipate average quarterly spending during the remainder of 2007 of approximately $8.0 million to fund our operating activities, including clinical trial, process development and manufacturing costs associated with the development of NE-180, and capital expenditures and debt repayments.
          The development of next-generation proprietary protein therapeutics, which we are pursuing both independently and in collaboration with selected partners, will require substantial expenditures by us and our collaborators. We plan to continue financing our operations through private and public offerings of equity securities, proceeds from debt financings, and proceeds from existing and future collaborative agreements. Because our 2007 revenues could be substantially affected by entering into new collaborations and by the financial terms of any new collaborations, we cannot estimate our 2007 revenues. Other than proceeds from our collaborations with Novo Nordisk and BioGeneriX, and any future collaborations with others, we do not expect to generate significant revenues until such time as products using our technologies are commercialized, which is not expected during the next several years. We expect an additional several years to elapse before we can expect to generate sufficient cash flow from operations to fund our operating and investing requirements. We believe that our existing cash and cash equivalents, expected revenue from collaborations and license arrangements, and interest income should be sufficient to meet our operating and capital requirements at least through the third quarter of 2008. We will need to raise substantial additional funds to continue our business activities and fund our operations until we are generating sufficient cash flow from operations. If we are unable to raise additional capital when required, we may need to delay, scale back, or eliminate some or all of our research and development programs.
     Operating Activities
          Net cash used in operating activities was $18.5 million and $14.4 million during the six months ended June 30, 2007 and 2006, respectively. The increase for the 2007 period was primarily due to higher clinical and process development costs for NE-180, and was partially offset by lower payroll and facility-related costs resulting from the restructurings we implemented in 2006 and 2007. Fluctuations in operating items vary period-to-period due to, among other factors, the timing of research and development activities, such as the initiation and progress of clinical trials and non-clinical studies.
     Investing Activities
          During the six months ended June 30, 2007 and 2006, we invested $3.4 million and $0.2 million, respectively, in property and equipment. In February 2007, we completed construction of leasehold improvements to a facility that we currently lease in Horsham, Pennsylvania. We spent $3.2 million for these improvements, of which $2.1 million was included in construction-in-progress as of December 31, 2006. In May 2007, we completed construction of leasehold improvements to our warehouse space that we currently lease in Horsham. We spent $0.1 million for these improvements, of which $31,000 was included in construction-in-progress as of December 31, 2006. We anticipate additional capital expenditures during the remainder of 2007 of approximately $0.5 million. We may finance some or all of these capital expenditures through capital leases or the issuance of new debt or equity. The terms of any new debt could require us to maintain a minimum cash and investments balance, or to transfer cash into an escrow account to collateralize some portion of the debt, or both.
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
     Debt Financing Activities
     Our total debt decreased to $1.7 million as of June 30, 2007, compared to $1.8 million as of December 31, 2006. This decrease primarily resulted from planned debt principal repayments of $0.9 million, and was partially offset by $0.4 million in proceeds from the issuance of debt to finance insurance policy premiums as well as $0.4 million in assets purchased under capital leases.
          Note Payable Secured by Insurance Policies
     In March 2007, we borrowed $0.4 million to finance insurance policy premiums due on certain insurance policies. The insurance policy premiums, net of amortization, are included in prepaid expenses and other current assets on our Balance Sheets as of June 30, 2007. We are required to pay $42,000 of principal and interest during each of the nine months beginning on March 15, 2007 and ending on November 15, 2007. The interest is calculated based on an annual percentage rate of 5.7%. To secure payment of the amounts financed, we granted the lender a security interest in (a) all unearned premiums or dividends payable under the policies, (b) loss payments which may reduce the unearned premiums, subject to any mortgagee or loss payee interests, and (c) any interest in any state guarantee fund relating to the policies.
          Term Loan from Landlord
     In May 2004, we borrowed $1.5 million from the landlord of our leased facilities in Horsham, Pennsylvania. As of June 30, 2007, the outstanding principal balance under this agreement was $0.4 million. The terms of the financing require us to pay monthly principal and interest payments over 48 months at an interest rate of 13%. During the twelve months ending June 30, 2008, we will be required to make principal and interest payments totaling $0.4 million under this agreement.
          Equipment Loans
     As of June 30, 2007, we owed $0.7 million to an equipment lender that financed the purchase of certain equipment and facility improvements, which collateralize the amounts borrowed. Our last payment is scheduled for September 2008, and interest rates applicable to the equipment loans range from 8.1% to 9.5%. During the twelve months ending June 30, 2008, we will make principal and interest payments totaling $0.6 million under these agreements.

          Capital Lease Obligations
     The terms of our capital leases require us to make monthly payments through February 2012. As of June 30, 2007, the present value of aggregate minimum lease payments under these agreements was $0.4 million. Under these agreements, we will be required to make lease payments totaling $0.2 million during the twelve months ending June 30, 2008.
          Operating Leases
     We lease laboratory, office, warehouse facilities, and equipment under operating lease agreements. In 2002, we entered into a lease agreement for our laboratory and office facility in Horsham, Pennsylvania. The initial term of this lease ends 2022, at which time we have an option to extend the lease for an additional five years, followed by another option to extend the lease for an additional four and one-half years. This lease contains escalation clauses, under which the base rent increases annually by 2%. In January 2007, we entered into a five-year lease agreement for approximately 6,800 square feet of office and warehouse space in Horsham, Pennsylvania.
Summary of Contractual Obligations
     A summary of our obligations to make future payments under contracts existing as of December 31, 2006 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2006. The Liquidity and Capital Resources section of this Form 10-Q describes obligations from any material contracts entered into during the six months ended June 30, 2007.
Off-Balance Sheet Arrangements
     We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect that is material to investors on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Policies and Estimates
     A discussion of our critical accounting policies and estimates is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2006. Except as described below, there have not been any changes or additions to our critical accounting policies during the six months ended June 30, 2007.
   Warrant Liability
     We follow Emerging Issues Task Force (EITF) No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (EITF 00-19), which provides guidance for distinguishing among permanent equity, temporary equity and assets and liabilities. EITF 00-19 requires liability classification of warrants that may be settled in cash at the option of warrant holders. The warrants issued in our March 2007 Equity

Financing permit net cash settlement in certain change of control circumstances at the option of the warrant holders, and, therefore, are classified as a liability on our Balance Sheets.
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
Results of Operations
          We recorded a net loss of $5.2 million and $22.8 million during the three and six months ended June 30, 2007, respectively, compared to net losses of $8.4 million and $16.2 million for the corresponding periods in 2006. The following sections explain the changes between the reporting periods in each component of net loss.
     Revenue from Collaborative Agreements
          Our revenue from collaborative agreements has historically been derived from a few major collaborators. Our collaborative agreements provide for some or all of the following elements: license fees, research and development funding, milestone revenues, and royalties on product sales. A summary of revenue recognized under our collaborative agreements during the three and six months ended June 30, 2007 and 2006 is presented in the following table (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Novo Nordisk
Research and development funding	$1,578	$1,337	$2,134	$2,079

Substantive milestones	—	—	—	750

License fees	165	104	313	208

	1,743	1,441	2,447	3,037

BioGeneriX
Research and development funding	474	222	993	893

License fees	14	52	28	181

	488	274	1,021	1,074

	$2,231	$1,715	$3,468	$4,111

          Revenue from collaborative agreements during the three and six months ended June 30, 2007 was $2.2 million and $3.5 million, respectively, compared to $1.7 million and $4.1 million for the corresponding periods in 2006. The increase in revenue for the three month period ended June 30, 2007 compared to 2006 was primarily due to increased research and development funding from both Novo Nordisk and BioGeneriX. The decrease in revenue for the six month period ended June 30, 2007 compared to 2006 was primarily due to recognition of revenue for a substantive milestone under our collaborations with Novo Nordisk in 2006.
          Because our 2007 revenue could be substantially affected by entering into new collaborations and by the financial terms of any new collaborations, we cannot estimate our 2007 revenue. Material cash inflows from proprietary drug development projects are highly uncertain, and we cannot reasonably estimate the period in which we will begin to receive, if ever, material net cash inflows from our major research and development projects. Cash inflows from development-stage products are dependent on several factors, including entering into collaborative agreements, the achievement of certain milestones, and regulatory approvals. We may not receive milestone payments from any existing or future collaborations if a development-stage product fails to meet technical or performance targets or fails to obtain the required regulatory approvals. Further, our revenue from collaborations will be affected by the levels of effort committed and made by our collaborative partners. Even if we achieve technical success in developing drug candidates, our collaborative partners may discontinue development, may not devote the resources necessary to complete development and commence marketing of these products, or they may not successfully market potential products.
     Research and Development Expense
          Our lead therapeutic protein candidates are NE-180 and GlycoPEG-GCSF. NE-180 is a long-acting version of EPO produced in insect cells. EPO is prescribed to stimulate production of red blood cells, and is approved for sale in major markets around the world for treatment of chemotherapy-induced anemia and anemia associated with chronic renal failure. NE-180 is being developed for the treatment of anemia in adult cancer patients with non-myeloid malignancies receiving chemotherapy and for the treatment of anemia associated with chronic kidney disease, including patients on dialysis and patients not on dialysis. During 2006, we completed a Phase I clinical trial for NE-180 in Switzerland. In the first quarter of 2007, we initiated a Phase II human trial to evaluate the safety, tolerability and dose response of NE-180 in cancer patients receiving platinum-based chemotherapy.
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
          We have also entered into two agreements with Novo Nordisk A/S to use our GlycoPEGylation technology to develop and commercialize next-generation versions of Factors VIIa, VIII and IX, one of which, Factor VIIa, is currently marketed by Novo Nordisk. In June 2007, Novo Nordisk initiated a Phase I clinical study for GlycoPEG-Factor VIIa. This trial will assess the safety and pharmacokinetics of GlycoPEG-Factor VIIa in healthy volunteers. Factor VIIa is used in the treatment of bleeding episodes and for the prevention of bleeding during surgery or invasive procedures in patients with congenital hemophilia with inhibitors to coagulation factors VIII or IX.
          We conduct exploratory research, both independently and with collaborators, on therapeutic candidates, primarily proteins, for development using our enzymatic technology. Successful candidates may be advanced for development through our own proprietary drug program or through our partnering and licensing program, or a combination of the two. Although our primary focus is the development of long-acting proteins (GlycoPEGylation), we are also conducting research to assess opportunities to use our enzymatic technology in other areas (Other Glycotechnology Programs), such as glycopeptides and glycolipids. The following chart sets forth our projects in each of these categories and the stage to which each has been developed:

	Development Stage	Status
GlycoPEGylation:
NE-180	Clinical (Phase II)	Active
GlycoPEG-GCSF	Clinical (Phase I)	Active
GlycoPEG-Factor VIIa	Clinical (Phase I)	Active
Other protein projects	Research/Preclinical	Active

Other Glycotechnology Programs:
Non-protein therapeutic applications	Research	Active
Nutritional applications	N/A	Evaluating
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
          Our research and development expenses during the three and six months ended June 30,

2007 were $7.7 million and $17.6 million, respectively, compared to $7.1 million and $14.4 million for the corresponding periods in 2006. The increase in research and development expenses during the three months ended June 30, 2007, as compared to the same period in 2006 was primarily due to higher clinical and process development costs for NE-180, as well as, higher costs associated with our collaborations with Novo Nordisk and BioGeneriX. The increase in research and development expenses during the six months ended June 30, 2007 as compared to the 2006 period was primarily due to higher clinical and process development costs for NE-180. The following table illustrates research and development expenses incurred during the three and six months ended June 30, 2007 and 2006 for our significant groups of research and development projects (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
GlycoPEGylation	$5,880	$4,638	$12,372	$8,884
Other Glycotechnology Programs	3	181	38	333
Indirect expenses	1,859	2,232	5,144	5,145

	$7,742	$7,051	$17,554	$14,362

          GlycoPEGylation
          Our GlycoPEGylation expenses result primarily from development activities, including process, non-clinical and clinical development, associated with our proprietary drug development programs. These expenses increased during the 2007 periods primarily due to the initiation of the Phase II clinical trial for NE-180 and the outside manufacturing of NE-180.
          Other Glycotechnology Programs
          Research and development expenses related to our Other Glycotechnology Programs decreased during the 2007 periods compared to the 2006 periods due to lower payroll and decreased supplies for early stage research.
          Indirect expenses
          Indirect research and development expenses were consistent for the six months ended June 30, 2007 and 2006. Increased costs during the first quarter of 2007 related to the consolidation of our laboratories and offices in February 2007 were offset by lower payroll and supplies expenses for the second quarter of 2007.
     General and Administrative Expense
          General and administrative expenses decreased during the three and six months ended June 30, 2007 to $2.5 million and $5.5 million, respectively, from $3.1 and $6.0 million for the corresponding periods in 2006. These decreases were primarily due to lower legal costs associated with our intellectual property, payroll expenses, and stock-based compensation costs.

     Other Income and Expense
          In connection with the sale of our common stock and warrants to purchase shares of our common stock in March 2007, we recorded the warrants as a liability at their initial fair value using the Black-Scholes option-pricing model and revalue them at each reporting date until they are exercised or expire. Changes in the fair value of the warrants are reported in our Statements of Operations as non-operating income or expense. During the three months ended June 30, 2007, we recorded non-operating income of $1.9 million related to the change in fair value of these warrants. During the six months ended June 30, 2007, we recorded non-operating expense of $4.4 million related to the change in fair value of these warrants. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of these warrants.
          Interest income during the three and six months ended June 30, 2007 increased to $502,000 and $774,000, respectively, from $308,000 and $674,000 for the corresponding periods in 2006. The increase during the 2007 periods compared to the 2006 periods was primarily due to higher cash balances during the second quarter of 2007. Our interest income during the remainder of 2007 is difficult to project, and will depend largely on prevailing interest rates and whether we receive cash from entering into any new collaborative agreements or by completing any additional equity or debt financings during the year.
          Interest expense during the three and six months ended June 30, 2007 decreased to $48,000 and $88,000, respectively, from $325,000 and $633,000 for the corresponding periods in 2006. Lower average debt balances in the 2007 period accounted for the decrease. Our interest expense during the remainder of 2007 is difficult to project and will depend on whether we enter into any new debt agreements. See “Financing Activities – Debt Financing Activities” in the Liquidity and Capital Resources section of this Form 10-Q for a description of the material features of our debt financings.
          During the three months ended June 30, 2007, we sold Pennsylvania research and development tax credits, resulting in the recognition of $533,000 of income tax benefit.
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

PART II. OTHER INFORMATION
Item 1A. Risk Factors
          Set forth below is a discussion of the material changes in our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006 (“Form 10-K”).
          The information presented below updates, and should be read in conjunction with, the risk factors and other information disclosed in the Form 10-K.
     Developments in our product categories may adversely affect our ability to commercialize our product candidates.
          Our business focus is on the development of next-generation therapeutic proteins that we believe will be competitive with best-in-class protein drugs currently on the market. Because we seek to introduce products into already established markets, we are subject to the positive and negative effects of those marketplaces, including public and regulatory developments related to the product categories as a whole. For instance, the success of a large number of competitive products in our product categories would likely reduce or eliminate the commercial opportunity for our product candidates. (See the risk factor in our Form 10-K entitled “Our competitors may develop better or more successful products.”) Likewise, the failure or negative results of products similar to ours could diminish the commercial opportunity for our product candidates by, among other factors, increasing public safety concerns or imposing governmental restrictions applicable to all products in the drug category. Failed or less than favorable clinical trial results of other drugs in our product categories could adversely affect our ability to gain regulatory approval of our product candidates by increasing government examination and complexity of clinical trials. Government and public concerns over safety issues associated with pharmaceutical and biological products could potentially result in termination of clinical trials on entire classes of drug candidates, lengthen the trial process for product categories, increase legal and production costs relating to certain drug categories, and/or expand the safety labeling for approved products. (See the risk factor in our Form 10-K entitled “Non-clinical and clinical trial results for our products may not be favorable.”)
          One of our lead product candidates, NE-180, is an erythropoiesis-stimulating agent (ESA), a drug category that has been subject to increased scrutiny by regulatory authorities due to results from clinical trials conducted on ESA drug products that showed increased risk of death and serious cardiovascular events. On March 9, 2007, the FDA announced revised product labeling for ESAs, including updated warnings, a new boxed warning and modifications to dosing instructions. In May 2007, the FDA held a meeting of the Oncologic Drugs Advisory Committee (ODAC) to review the safety of ESAs based on the results of certain clinical studies. Following its May 2007 meeting, ODAC recommended that the FDA issue restrictions on the usage of currently marketed ESAs, including limitations on the treatment of certain types of cancer and the duration of treatment. In April 2007, the European Medicines Agency (EMEA) announced that it is reviewing the safety of all centrally-authorized EPOs, and the FDA has scheduled a September 2007 joint meeting of the Cardiovascular and Renal Drug Advisory Committee and the Drug Safety and Risk Management Advisory Committee to discuss the risks and benefits of ESAs. Some U.S. insurers have recently announced plans to limit payments for certain anemia medications, including EPO. (For further discussion on the impact of medical reimbursement policies on our product candidates, see the risk factor in our 10-K entitled

“Third-party reimbursement for our collaborators’ or our future product candidates may not be adequate.”) Any changes in product labeling and reimbursement policies, and any further regulatory action by the FDA, EMEA or other governmental agencies (including any further revisions to labeling), could adversely affect the conduct of our clinical trials and the commercialization opportunities for our drug candidates.
Item 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Stockholders was held on May 4, 2007.
     The motions before stockholders were:
     1. The election of seven directors for a one-year term or until the election and qualification of their successors.

	Votes	Votes	Votes		Broker
Name of Director	For	Against	Withheld	Abstentions	Nonvotes
Brian H. Dovey	44,081,788	—	216,708	—	—
L. Patrick Gage, Ph.D.	44,135,267	—	163,229	—	—
William F. Hamilton, Ph.D.	44,135,067	—	163,429	—	—
Douglas J. MacMaster, Jr.	44,094,188	—	204,308	—	—
H. Stewart Parker	43,822,647	—	475,849	—	—
Mark H. Rachesky, M.D.	41,937,221	—	2,361,275	—	—
George J. Vergis, Ph.D.	44,120,367	—	178,129	—	—
     2. The ratification of the appointment of KPMG LLP as our independent registered public accounting firm for fiscal 2007.

Votes For	44,279,332
Votes Against	5,100
Votes Withheld	—
Abstentions	14,065
Broker Nonvotes	—
     3. An amendment to our 2004 Equity Incentive Plan to increase the number of shares issuable under the plan by 1,000,000 shares.

Votes For	33,673,908
Votes Against	206,547
Votes Withheld	—
Abstentions	14,347
Broker Nonvotes	10,403,695

     4. An amendment of our certificate of incorporation to increase the number of shares of Common Stock authorized for issuance by us from 75,000,000 to 150,000,000 and to increase the number of shares of Series A Junior Participating Preferred Shares authorized for issuance by us from 300,000 to 1,500,000.

Votes For	31,404,673
Votes Against	2,466,849
Votes Withheld	—
Abstentions	23,280
Broker Nonvotes	10,403,695
     Accordingly, all of the matters voted upon by the stockholders were approved, and all of the nominees for election as directors were elected.
Item 6. Exhibits

3.1*	First Amendment of the Fourth Amended and Restated Certificate of Incorporation.

10.1††	Neose Technologies, Inc. 2004 Equity Incentive Plan, as amended (Exhibit 99.1)(1)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

††	Compensation plans and arrangements for executives and others.

(1)	Filed as an Exhibit to our Registration Statement on Form S-8 filed with the SEC on May 30, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOSE TECHNOLOGIES, INC.
Date: August 9, 2007	By:	/s/ A. Brian Davis
A. Brian Davis
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

Exhibit Index

Exhibit	Description

3.1	First Amendment of the Fourth Amended and Restated Certificate of Incorporation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.