Form 10-Q
period 2007-09-30
NEOSE TECHNOLOGIES INC
filed 2007-11-09
CIK 877902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007.
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,468,181 shares of common stock, $.01 par value, were outstanding as of November 01, 2007.

NEOSE TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Neose Technologies, Inc.
Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$29,123	$16,388
Accounts receivable, net	1,444	286
Prepaid expenses and other current assets	965	1,284

Total current assets	31,532	17,958
Property and equipment, net	13,815	13,104
Intangible and other assets, net	71	181

Total assets	$45,418	$31,243

Liabilities and Stockholders’ Equity

Current liabilities:
Note payable	$83	$—
Current portion of long-term debt and capital lease obligations	968	1,251
Accounts payable	644	1,848
Accrued compensation	1,525	1,772
Accrued expenses	6,232	4,749
Deferred revenue	919	645

Total current liabilities	10,371	10,265
Warrant liability	7,423	—
Long-term debt and capital lease obligations, net of current portion	204	580
Deferred revenue, net of current portion	5,285	4,329
Other liabilities	539	510

Total liabilities	23,822	15,684

Stockholders’ equity:
Preferred stock, par value $.01 per share, 5,000 shares authorized, none issued	—	—
Common stock, par value $.01 per share, 150,000 and 75,000 shares authorized; 54,468 and 32,972 shares issued and outstanding	545	330
Additional paid-in capital	312,694	281,556
Accumulated deficit	(291,643)	(266,327)

Total stockholders’ equity	21,596	15,559

Total liabilities and stockholders’ equity	$45,418	$31,243

The accompanying notes are an integral part of these financial statements.

Neose Technologies, Inc.
Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue from collaborative agreements	$2,631	$1,477	$6,099	$5,588

Operating expenses:
Research and development	10,735	6,811	28,289	21,173
General and administrative	2,560	3,028	8,073	9,050

Total operating expenses	13,295	9,839	36,362	30,223
Gain on sale of Witmer Road Facility	—	7,335	—	7,335

Operating loss	(10,664)	(1,027)	(30,263)	(17,300)
Decrease in fair value of warrant liability	7,772	—	3,342	—
Interest income	421	269	1,195	943
Interest expense	(35)	(592)	(123)	(1,225)

Loss before income tax benefit	(2,506)	(1,350)	(25,849)	(17,582)
Income tax benefit	—	—	533	—

Net loss	$(2,506)	$(1,350)	$(25,316)	$(17,582)

Basic and diluted net loss per share	$(0.05)	$(0.04)	$(0.52)	$(0.54)

Weighted-average shares outstanding used in computing basic and diluted net loss per share	54,449	32,866	48,844	32,818

The accompanying notes are an integral part of these financial statements.

Neose Technologies, Inc.
Statements of Cash Flows
(unaudited)
(in thousands)

	Nine months ended
	September 30,
	2007	2006
Cash flows from operating activities:

Net loss	$(25,316)	$(17,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in fair value of warrant liability	(3,342)	—
Impairment of property and equipment	—	121
Depreciation and amortization expense	1,467	1,650
Non-cash compensation expense	1,681	1,940
Non-cash rent expense	130	—
(Gain) loss on disposition of property and equipment	4	(7,335)
Premiums paid on early repayment of debt	—	215
Accelerated amortization of debt issuance costs on early repayment of debt	—	133

Changes in operating assets and liabilities:
Accounts receivable	(1,570)	915
Prepaid expenses and other current assets	188	(122)
Intangible and other assets	(13)	—
Accounts payable	(695)	(220)
Accrued compensation	(247)	274
Accrued expenses	3,117	413
Deferred revenue	1,230	(921)
Other liabilities	29	35

Net cash used in operating activities	(23,337)	(20,484)

Cash flows from investing activities:
Purchases of property and equipment	(3,417)	(499)
Proceeds from sale of equipment and assets held for sale	—	19,344

Net cash provided by (used in) investing activities	(3,417)	18,845

Cash flows from financing activities:
Proceeds from issuance of debt	367	539
Repayments of debt	(1,315)	(12,649)
Premiums paid on early repayment of debt	—	(215)
Proceeds from issuance of common stock and warrants, net	40,486	12
Payment of withholding taxes related to restricted stock units	(49)	(174)

Net cash provided by (used in) financing activities	39,489	(12,487)

Net increase (decrease) in cash and cash equivalents	12,735	(14,126)

Cash and cash equivalents, beginning of period	16,388	37,738

Cash and cash equivalents, end of period	$29,123	$23,612

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
          NE-180 is a long-acting version of erythropoietin (EPO) produced in insect cells. EPO is prescribed to stimulate production of red blood cells, and is approved for sale in major markets around the world for treatment of chemotherapy-induced anemia and anemia associated with chronic kidney disease. NE-180 is being developed for the treatment of anemia in adult cancer patients with non-myeloid malignancies receiving chemotherapy and for the treatment of anemia associated with chronic kidney disease, including patients on dialysis and patients not on dialysis. During 2006, we completed a Phase I clinical trial for NE-180 in Switzerland. In the first quarter of 2007, we initiated a Phase II human trial to evaluate the safety, tolerability and dose response of NE-180 in cancer patients receiving platinum-based chemotherapy. In the third quarter of 2007, we initiated a Phase II human trial to evaluate the safety, tolerability and dose response of NE-180 in patients with anemia associated with chronic kidney disease.
          In August 2007, we announced our decision to defer certain clinical and process development activities to reduce planned cash utilization. This deferral resulted in extending the timeline for our development of NE-180. In October 2007, we terminated an agreement with a vendor that was to produce bulk NE-180 on our behalf to reduce uncertainties associated with announced ownership changes at the vendor and to defer future process development and manufacturing costs.
          GlycoPEG-GCSF is a long-acting version of granulocyte colony stimulating factor (G-CSF) that we are co-developing with BioGeneriX AG, a company of the ratiopharm Group. G-CSF is prescribed to stimulate production of neutrophils (a type of white blood cell) and is approved for sale in major markets around the world for treatment of neutropenia associated with myelosuppressive chemotherapy. In November 2006, BioGeneriX initiated the first of two planned Phase I clinical trials for GlycoPEG-GCSF. In March 2007, BioGeneriX initiated the second Phase I clinical trial for GlycoPEG-GCSF. In November 2007, we reported data from both of these Phase I clinical trials.
          We also have license agreements with Novo Nordisk A/S to use our GlycoPEGylation™ technology to develop and commercialize next-generation versions of Factors VIIa, VIII and IX, one of which, Factor VIIa, is currently marketed by Novo Nordisk. In June 2007, Novo Nordisk initiated a Phase I clinical study for GlycoPEG-Factor VIIa. This trial will assess the safety and pharmacokinetics of GlycoPEG-Factor VIIa in healthy volunteers. Factor VIIa is used in the treatment of bleeding episodes and for the prevention of bleeding during surgery or invasive procedures in patients with congenital hemophilia with inhibitors to coagulation factors VIII or IX.

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
          We have incurred losses each year since inception. As of September 30, 2007, we had an accumulated deficit of $291,643. We expect to spend significant amounts to expand our research and development on our proprietary drug candidates and technology, maintain and expand our intellectual property position, and expand our business development and commercialization efforts. Given our planned level of operating expenses, we expect to continue incurring losses for some time.
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
2. Interim Financial Information
          The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for presentation of interim financial statements. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented. In our opinion, however, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. You should not base your estimate of our results of operations for 2007 solely on our results of operations for the nine months ended September 30, 2007. You should read these unaudited financial statements in combination with the other Notes in this section; the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2 of this Form 10-Q; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
          Accounts receivable consisted of the following:

	September 30,	December 31,
	2007	2006
Billed receivables	$532	$286
Unbilled receivables	931	—

	1,463	286

Less allowance for doubtful accounts	(19)	—

	$1,444	$286

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
          In connection with the March 2007 equity financing, we were obligated to file a registration statement with the SEC for the registration of the total number of shares sold to the investors and shares issuable upon exercise of the warrants. We are required under an agreement to use commercially reasonable efforts to cause the registration to be declared effective by the SEC, which we accomplished in May 2007, and to remain continuously effective until such time when all of the registered shares are sold. In the event we fail to meet various legal requirements in regards to the registration statement, we will be obligated to pay the investors, as partial liquidated damages and not as a penalty, an amount in cash equal to 1% of the aggregate purchase price paid by investors for each monthly period that the registration statement is not effective, up to 24%. We follow Financial Accounting Standards Board (FASB) Staff Position

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)
No. EITF 00-19-2, Accounting for Registration Payment Arrangements (EITF 00-19-2), which specifies that registration payment arrangements should play no part in determining the initial classification of, and subsequent accounting for, securities to which the payments relate. Contingent obligations in a registration payment arrangement are separately analyzed under Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. If we determine a registration payment arrangement in connection with the securities issued in March 2007 is probable and can be reasonably estimated, a liability will be recorded. As of September 30, 2007, we concluded the likelihood of having to make any payments under the arrangements was remote, and therefore did not record any related liability.
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
     Comprehensive Loss
          SFAS No. 130, Reporting Comprehensive Income, requires disclosure of comprehensive income (loss) in the financial statements. Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes changes to equity that are not included in net income (loss). Our comprehensive loss for the three and nine months ended September 30, 2007 was comprised only of our net loss, and was $2,506 and $25,316, respectively. Our comprehensive loss for the three and nine months ended September 30, 2006 was comprised only of our net loss, and was $1,350 and $17,582, respectively.
     Fair Value of Financial Instruments
          The fair value of financial instruments is the amount for which instruments could be exchanged in a current transaction between willing parties. As of September 30, 2007, the carrying values of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and accrued compensation equaled or approximated their respective fair values because of the short duration of these instruments. The fair value of our debt and capital lease obligations was estimated by discounting the future cash flows of each instrument at rates recently offered to us for similar debt instruments offered by

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)
our lenders. As of September 30, 2007, the fair and carrying values of our debt and capital lease obligations were $1,267 and $1,255 respectively.
     Recent Accounting Pronouncements
          In June 2007, the FASB issued EITF 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities-(EITF 07-03). EITF 07-03 specifies that nonrefundable advance payments for future research and development activities should be deferred and capitalized and should be recognized as an expense as the related goods are delivered or the related services are performed. If, subsequent to an advance payment, an entity no longer expects the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. As the guidance in EITF 07-03 is consistent with our existing policy we do not believe EITF 07-03 will have any impact on our financial statements or related disclosures.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS No. 159), which allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our financial statements and related disclosures.
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
          In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which is applicable for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on January 1, 2007. Upon adoption of FIN 48 and through September 30, 2007, we determined that we had no liability for uncertain income taxes as prescribed by FIN 48. Our policy is to recognize potential accrued interest and penalties related to the liability for uncertain tax benefits, if applicable, in income tax expense. The tax years back to 2003 remain open to examination by the major taxing jurisdictions where we file. Net operating loss and credit carryforwards from earlier periods also remain open to examination by taxing authorities, and will for a period post utilization. We do not anticipate any events during 2007 that would require us to record a liability related to any uncertain income taxes.
4. Supplemental Disclosure of Cash Flow Information
          The following table contains additional cash flow information for the periods reported:

	Nine months ended
	September 30,
	2007	2006
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$124	$1,109

Non-cash investing activities:
(Decrease) increase in accrued property and equipment included in accounts payable and accrued expenses	$(1,730)	$24

Assets acquired under capital leases	$373	$—

Non-cash financing activities:
Initial measurement of warrant liability (see Note 10)	$10,765	$—

Conversion of accrued compensation from liability to equity-classified award upon grant of restricted stock units	$—	$129

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)
5. Prepaid Expenses and Other Current Assets
          Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2007	2006
Prepaid maintenance agreements	$217	$162
Prepaid insurance (see Note 8)	172	86
Prepaid contract research and development services	170	228
Prepaid clinical trials and non-clinical studies	86	124
Prepaid rent	65	195
Other prepaid expenses and current assets	255	489

	$965	$1,284

6. Property and Equipment
          Property and equipment consisted of the following:

	September 30,	December 31,
	2007	2006
Leasehold improvements	$12,985	$9,817
Laboratory, manufacturing, and office equipment	6,874	5,874
Construction-in-progress	—	2,142

	19,859	17,833
Less accumulated depreciation and amortization	(6,044)	(4,729)

	$13,815	$13,104

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
          Laboratory, manufacturing, and office equipment as of September 30, 2007 and December 31, 2006 included $495 and $122, respectively, of assets acquired under capital leases. Accumulated depreciation and amortization as of September 30, 2007 and December 31, 2006 included $120 and $47, respectively, related to assets acquired under capital leases. Depreciation expense, which includes amortization of assets acquired under capital leases, was

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)
$1,344 and $1,190 during the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007, we capitalized $9 of interest expense in connection with our facility improvement projects. We did not capitalize any interest incurred during the nine months ended September 30, 2006.
          In September 2006, we sold our former headquarters and pilot manufacturing facility (Witmer Road Facility) for $21,043. After payment of selling fees and expenses, we received net proceeds of approximately $19,322. The carrying value of the property and equipment sold was $12,379. We were permitted to occupy a portion of the facility on a rent-free basis for up to six months after closing. We estimated the rental fair value for the space we occupied to be $390, which was included in the calculation of the $7,335 gain on the sale of the Witmer Road Facility and amortized as rent expense to our Statements of Operations over the period of our occupancy.
7. Intangible and Other Assets
     Acquired Intellectual Property
          During the nine months ended September 30, 2007, we completed the scheduled amortization of the carrying value of acquired intellectual property. As of December 31, 2006, the carrying value of intellectual property was $123.
     Deposits
          As of September 30, 2007 and December 31, 2006, deposits were $71 and $58, respectively.

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)
8. Debt and Capital Lease Obligations
          Debt and capital lease obligations consisted of the following:

	September 30,	December 31,
	2007	2006
Notes payable to equipment lender, secured by equipment and facility improvements, interest rates from 8.1% to 9.5%, due 2007 to 2008	$501	$1,101
Term loan from landlord (unsecured), annual interest at 13.0%, due June 2008	307	622
Note payable, secured by insurance policies, annual interest at 5.7%, due November 2007	83	—

Subtotal	891	1,723
Capital lease obligations	364	108

Total debt	1,255	1,831
Less note payable, secured by insurance policies	(83)	—
Less current portion	(968)	(1,251)

Total debt, net of current portion	$204	$580

     Note Payable Secured by Insurance Policies
          In March 2007, we borrowed $367 to finance insurance policy premiums due on certain insurance policies. The insurance policy premiums, net of amortization, are included in prepaid expenses and other current assets on our Balance Sheets at September 30, 2007 (see Note 5). We are required to pay $42 of principal and interest during each of the nine months beginning on March 15, 2007 and ending on November 15, 2007.  To secure payment of the amounts financed, we granted the lender a security interest in (a) all unearned premiums or dividends payable under the policies, (b) loss payments which may reduce the unearned premiums, subject to any mortgagee or loss payee interests, and (c) any interest in any state guarantee fund relating to the policies.

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)
9. Accrued Expenses
          Accrued expenses consisted of the following:

	September 30,	December 31,
	2007	2006
Clinical trials and non-clinical studies	$3,720	$625
Non-refundable contract fee	1,400	—
Professional fees	663	1,469
Contract research and development services	321	1,283
Property and equipment	22	1,244
Other expenses	106	128

	$6,232	$4,749

          Pursuant to an agreement with a vendor that was to produce bulk NE-180 on our behalf, we had the option to, on or before October 9, 2007, either terminate the agreement or execute an amendment to amend the scope of services. Under an August 2007 change order contemplating an amendment or termination of the agreement, we agreed to pay the vendor a non-refundable fee of $2,800, of which $1,400 was due and paid in August 2007. The remaining $1,400 was due and paid on October 9, 2007.
          On October 9, 2007, we terminated this agreement to reduce uncertainties associated with announced ownership changes at the vendor and to defer future process development and manufacturing costs. As of September 30, 2007, we determined we would receive no future benefit from the $2,800. Therefore, all of the $2,800 was included in research and development expense for the three and nine months ended September 30, 2007, and the $1,400 due in October 2007 was included in accrued expenses on our Balance Sheets as of September 30, 2007.
10. Warrant Liability
          In March 2007, we sold, through a private placement, 21,415 shares of our common stock and warrants to purchase 9,637 shares of our common stock with an exercise price of $1.96 (see Note 11). The warrants have a five-year term and are immediately exercisable. The warrant agreement contains a net cash settlement feature, which is available to the warrant holders at their option, in certain change of control circumstances. As a result, under EITF 00-19, the warrants are required to be classified as a liability at their current fair value in our Balance Sheets, estimated using the Black-Scholes option-pricing model. Warrants that are classified as a liability are revalued at each reporting date until the warrants are exercised or expire with changes in the fair value reported in our Statements of Operations as non-operating income or expense. Accordingly, we recorded non-operating income of $7,772 and $3,342 during the three and nine months ended September 30, 2007, respectively. The aggregate fair value and the

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)
assumptions used for the Black-Scholes option-pricing models as of March 13, 2007, June 30, 2007 and September 30, 2007 are as follows:

	March 13,	June 30,	September 30,
	2007	2007	2007
Aggregate fair value	$10,765	$15,195	$7,423
Expected volatility	75%	68%	66%
Remaining contractual term (years)	5.0	4.7	4.4
Risk-free interest rate	4.4%	4.9%	4.2%
Expected dividend yield	0%	0%	0%
Common stock price	$1.79	$2.46	$1.54
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

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)
12. Equity-based Compensation
          The following table summarizes the status of stock options as of September 30, 2007 and changes during the nine months then ended:

				Weighted-
		Weighted-		average
		average	Aggregate	remaining
		exercise	intrinsic	contractual
	Shares	price	value	life (years)
Outstanding at January 1, 2007	5,281	$11.61
Granted	1,340	2.39
Exercised	(11)	2.55
Forfeited	(379)	4.41
Expired	(1,430)	16.20

Outstanding at September 30, 2007	4,801	$8.26	$—	6.8

Vested at September 30, 2007 and expected to vest	4,262	$8.94	$—	6.8

Exercisable at September 30, 2007	3,131	$11.05	$—	5.7

     Fair Value Disclosures
          During the three and nine months ended September 30, 2007, we recorded $574 and $1,681 of compensation cost for share-based payments in our Statements of Operations, respectively, all of which related to equity-classified awards. During the three months ended September 30, 2006, we recorded $477 of compensation cost for share-based payment arrangements in our Statements of Operations, all of which related to equity-classified awards. During the nine months ended September 30, 2006, we recorded $1,961 of compensation costs for share-based payment arrangements in our Statements of Operations, of which $21 related to liability-classified awards. The weighted-average fair value of stock options granted during the three months ended September 30, 2007 and 2006 was $1.16 and $1.82, respectively. The weighted-average fair value of stock options granted during the nine months ended September 30, 2007 and 2006 was $1.63 and $1.83, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2007 was $4. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $1 and $4, respectively.

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)
          As of September 30, 2007, there was $1,667 of total unrecognized compensation cost, which includes the impact of expected forfeitures, related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.9 years.
     Non-employee Stock Options
          During the three months ended September 30, 2007 and 2006, we recognized $25 and $33, respectively, of compensation expense in connection with the vesting of stock options granted to non-employees. During the nine months ended September 30, 2007 and 2006, we recognized $100 and $107 of compensation expense in connection with the vesting of stock options granted to non-employees, respectively.
     Restricted Stock Units
          A summary of the status of RSUs as of September 30, 2007, and changes during the nine months then ended, is presented in the following table:

		Weighted-
		average	Aggregate
		grant-date	intrinsic
	Shares	fair value	value
Outstanding at January 1, 2007	128	$2.34
Awarded	—	—
Settled	(94)	2.31
Forfeited	—	—

Outstanding at September 30, 2007	34	$2.44	$52

Vested at September 30, 2007 and expected to vest	34	$2.44	$52

          During the nine months ended September 30, 2007, we recorded $6 of expense for RSUs, all of which related to equity-classified RSUs. During the three months ended September 30, 2006, we recorded $16 of expense for RSUs, all of which related to equity classified RSUs. During the nine months ended September 30, 2006, we recorded $134 of expense for RSUs, of which $113 related to equity-classified RSUs. The number of shares and aggregate fair value of RSUs that vested during the nine months ended September 30, 2007 were 19 and $44, respectively.

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)
13. Collaborative Agreements and Significant Customer Concentration
          A summary of revenue recognized under our collaborative agreements during the three and nine months ended September 30, 2007 and 2006 is presented in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Novo Nordisk
Research and development funding	$1,740	$1,244	$3,874	$3,323
Substantive milestones	—	—	—	750
License fees	216	115	529	323

	1,956	1,359	4,403	4,396

BioGeneriX
Research and development funding	661	104	1,654	997
License fees	14	14	42	195

	675	118	1,696	1,192

	$2,631	$1,477	$6,099	$5,588

     Novo Nordisk A/S Agreements
          We have agreements with Novo Nordisk A/S to use our GlycoPEGylation technology to develop and commercialize next-generation versions of Factors VIIa, VIII and IX, one of which, Factor VIIa, is currently marketed by Novo Nordisk. Under these agreements, we received a non-refundable, upfront fee of $4,300, which is being amortized to revenue over the expected performance period. Novo Nordisk is responsible for funding our research and development activities under the agreements, and we may receive up to $52,200 in milestone payments based on the progress of the programs.
          In December 2005, we amended one of our agreements with Novo Nordisk to provide for an additional project related to one protein and two additional milestone payments to be made to us upon the occurrence of certain events related to the additional project. During the nine months ended September 30, 2006, we received both of the additional milestone payments upon the occurrence of substantive events related to the additional project.

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)
     BioGeneriX AG Agreements
          We have an agreement with BioGeneriX AG to use our proprietary GlycoPEGylation technology to develop a long-acting version of G-CSF. In connection with the agreement, we received from BioGeneriX a non-refundable, upfront fee, which is being recognized to revenue over the expected performance period of 18 years. In October 2006, we entered into an amendment of this agreement. Under the agreement, as amended, we and BioGeneriX shared the expenses of preclinical development, BioGeneriX is responsible for supplying the protein and funding the clinical development program and we are responsible for supplying enzyme reagents and sugar nucleotides. As of January 1, 2007, BioGeneriX became responsible for the cost of reagent supply.
          In April 2005, we entered into a research, co-development and commercialization agreement with BioGeneriX for a GlycoPEGylated erythropoietin made in CHO cells (GlycoPEG-CHO-EPO). We received a non-refundable payment in connection with the execution of this agreement. The agreement provided for us to conduct research on behalf of BioGeneriX for up to 12 months and granted to BioGeneriX the right to obtain an exclusive, worldwide license to use our enzymatic technologies to develop and commercialize a long-acting version of GlycoPEG-CHO-EPO. During the three and nine months ended September 30, 2006, we recorded $83 and $667, respectively, of research and development funding revenue pursuant to this agreement. Under an amendment to the agreement entered into in October 2006, BioGeneriX had until December 31, 2006 to exercise the option. BioGeneriX did not exercise the option and all rights to Neose’s GlycoPEGylation technology as it applies to GlycoPEG-CHO-EPO reverted to Neose.
14. Restructurings and Employee Severance Costs
     2007 Restructuring
          In March 2007, we implemented a restructuring of operations (2007 Restructuring), which included a workforce reduction of approximately 40%. The employee severance costs incurred for the 2007 Restructuring were payable pursuant to an employee severance plan established in August 2005. Our net loss for the nine months ended September 30, 2007 included $619 of employee severance costs related to the 2007 Restructuring, of which $543 was included in research and development expenses and $76 was included in general and administrative expenses. All employee severance costs related to the 2007 Restructuring were paid by September 30, 2007.
          In connection with the 2007 Restructuring, we committed to pay future cash retention bonuses to certain employees who were not given notice of termination in March 2007, contingent on their not voluntarily terminating their employment prior to December 31, 2007. In connection with this commitment, we expect to pay $345 of retention bonuses, of which $230 was included in accrued compensation on our Balance Sheets as of September 30, 2007. We also granted stock options to all employees as part of an employee retention program. These options

Neose Technologies, Inc.
Notes to Financial Statements
(unaudited)
(in thousands, except per share amounts)
vested 50% on September 27, 2007 for all holders who had not voluntarily terminated their employment prior to that date, and will vest 50% on March 27, 2008 for all holders who have not voluntarily terminated their employment prior to that date. The aggregate fair market value of the options was $1,332, which is being recognized ratably as compensation expense over the vesting period.
     2006 Restructuring
          In September 2006, we implemented a restructuring of operations in connection with the sale of the Witmer Road Facility (2006 Restructuring). The employee severance costs incurred for the 2006 Restructuring were payable pursuant to an employee severance plan established in August 2005. All of these employee severance costs were paid by March 31, 2007.
          In connection with the 2006 Restructuring, we committed to pay future cash retention bonuses to certain employees who were not given notice of termination in September 2006, contingent on their not voluntarily terminating their employment prior to April 1, 2007. In connection with this commitment, we paid $272 of retention bonuses during the nine months ended September 30, 2007. Our net loss for the nine months ended September 30, 2007 included $104 of expense related to these cash retention bonuses, of which $94 was included in research and development expenses and $10 was included in general and administrative expenses. We also granted stock options to certain employees as part of an employee retention program. These options vested in full either on July 1, 2007 for all holders who had not voluntarily terminated their employment prior to that date or on their termination date for those employees who were involuntarily terminated in the 2007 Restructuring. The aggregate fair market value of the options was $605, which was recognized ratably as compensation expense over the vesting period.
15. Income Tax Benefit
          During the nine months ended September 30, 2007, we sold Pennsylvania research and development tax credits, resulting in the recognition of $533 of income tax benefit.

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
•	our ability to obtain the funds necessary for our operations;

•	our ability to meet forecasted timelines due to internal or external causes;

•	unfavorable non-clinical and clinical results for our product candidates or product categories;

•	regulatory developments that adversely affect our ability to market our products or obtain government approvals;

•	our ability to develop commercial-scale manufacturing processes for our products and reagents, either independently or in collaboration with others;

•	the performance of our contract research organizations and contract manufacturing organizations;

•	our ability to enter into and maintain collaborative arrangements;

•	our ability to obtain adequate sources of proteins and reagents;

•	our ability to develop and commercialize products without infringing the patent or intellectual property rights of others;

•	our ability to expand and protect our intellectual property and to operate without infringing the rights of others;

•	our ability and our collaborators’ ability to develop and commercialize therapeutic proteins and our ability to commercialize our technology;

•	our ability to attract and retain key personnel;

•	our ability to compete successfully in an intensely competitive field; and

•	general economic conditions.
          These and other risks and uncertainties that could affect our actual results are discussed in this report and in our other filings with the SEC, particularly in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006 in the section entitled “Risk Factors” and in Item 1A of Part II of our subsequently filed Quarterly Reports on Form 10-Q.
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
          NE-180 is a long-acting version of EPO produced in insect cells. EPO is prescribed to stimulate production of red blood cells, and is approved for sale in major markets around the world for treatment of chemotherapy-induced anemia and anemia associated with chronic kidney disease. NE-180 is being developed for the treatment of anemia in adult cancer patients with non-myeloid malignancies receiving chemotherapy and for the treatment of anemia associated with chronic kidney disease, including patients on dialysis and patients not on dialysis. During 2006, we completed a Phase I clinical trial for NE-180 in Switzerland. In the first quarter of 2007, we initiated a Phase II human trial to evaluate the safety, tolerability and dose response of NE-180 in cancer patients receiving platinum-based chemotherapy. In the third quarter of 2007, we initiated a Phase II human trial to evaluate the safety, tolerability and dose response of NE-180 in patients with anemia associated with chronic kidney disease.
          In August 2007, we announced our decision to defer certain clinical and process development activities to reduce planned cash utilization. This deferral resulted in extending the timeline for our development of NE-180. In October 2007, we terminated an agreement with a vendor that was to produce bulk NE-180 on our behalf to reduce uncertainties associated with announced ownership changes at the vendor and to defer future process development and manufacturing costs.
          GlycoPEG-GCSF is a long-acting version of G-CSF that we are co-developing with BioGeneriX AG, a company of the ratiopharm Group. G-CSF is prescribed to stimulate production of neutrophils (a type of white blood cell) and is approved for sale in major markets around the world for treatment of neutropenia associated with myelosuppressive chemotherapy. In November 2006, BioGeneriX initiated the first of two planned Phase I clinical trials for GlycoPEG-GCSF. In March 2007, BioGeneriX initiated the second Phase I clinical trial for GlycoPEG-GCSF. In November 2007, we reported data from both of these Phase I clinical trials.
          We also have agreements with Novo Nordisk A/S to use our GlycoPEGylation™ technology to develop and commercialize next-generation versions of Factors VIIa, VIII and IX, one of which, Factor VIIa, is currently marketed by Novo Nordisk. In June 2007, Novo Nordisk initiated a Phase I clinical study for GlycoPEG-Factor VIIa. This trial will assess the safety and pharmacokinetics of GlycoPEG-Factor VIIa in healthy volunteers. Factor VIIa is used in the treatment of bleeding episodes and for the prevention of bleeding during surgery or invasive procedures in patients with congenital hemophilia with inhibitors to coagulation factors VIII or IX.

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
          In March 2007, we sold, through a private placement, 21.4 million shares of our common stock and warrants to purchase 9.6 million shares of our common stock, including 5.0 million shares of our common stock and warrants to purchase 2.2 million shares of our common stock to investment funds affiliated with certain members of our board of directors, at a price of $2.02 per unit, generating net proceeds of $40.5 million. Each unit consisted of one share of our common stock and a warrant to purchase 0.45 shares of our common stock. The warrants have a five-year term and an exercise price of $1.96 per share.
          In March 2007, we initiated a restructuring of operations designed to allow for significantly higher clinical development costs for NE-180 while keeping anticipated 2007 net cash spending consistent with 2006 levels. The restructuring included a workforce reduction of approximately 40%. We incurred restructuring costs of approximately $0.6 million for the workforce reduction, all of which was paid by September 30, 2007.
          We have incurred operating losses each year since our inception. As of September 30, 2007, we had an accumulated deficit of $291.6 million. We expect additional losses over the next several years as we continue product research and development efforts and expand our intellectual property portfolio. We have financed our operations through private and public offerings of equity securities, proceeds from debt financings, and revenues from our collaborative agreements.
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
Liquidity and Capital Resources
     Overview
          We had $29.1 million in cash and cash equivalents as of September 30, 2007, compared to $16.4 million as of December 31, 2006. The increase was primarily due to the sale, through a private placement, of 21.4 million shares of our common stock and warrants to purchase 9.6 million shares of our common stock, generating net proceeds of $40.5 million. These additional funds were partially offset by the continued funding of our operating activities, capital expenditures, and debt repayments. We anticipate spending approximately $10.0 million during the fourth quarter of 2007 to fund our operating activities, including clinical trial, process development and manufacturing costs associated with the development of NE-180, and capital expenditures and debt repayments.
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
     Operating Activities
          Net cash used in operating activities was $23.3 million and $20.5 million during the nine months ended September 30, 2007 and 2006, respectively. The increase for the 2007 period was primarily due to higher clinical and process development costs for NE-180 and the payment of a $1.4 million non-refundable fee to a vendor, and was partially offset by lower payroll and facility-related costs resulting from the restructurings we implemented in 2006 and 2007. Fluctuations in operating items vary period-to-period due to, among other factors, the timing of research and development activities, such as the initiation and progress of clinical trials and non-clinical studies.
     Investing Activities
          During the nine months ended September 30, 2007 we invested $3.4 million in property and equipment. In February 2007, we completed construction of leasehold improvements to a facility that we currently lease in Horsham, Pennsylvania. We spent $3.2 million for these improvements, of which $2.1 million was included in construction-in-progress as of December 31, 2006. In May 2007, we completed construction of leasehold improvements to our warehouse space that we currently lease in Horsham. We spent $0.1 million for these improvements, of which $31,000 was included in construction-in-progress as of December 31, 2006. We anticipate additional capital expenditures during the remainder of 2007 of approximately $0.9 million. We may finance some or all of these capital expenditures through capital leases or the issuance of new debt or equity. The terms of any new debt could require us to maintain a minimum cash and investments balance, or to transfer cash into an escrow account to collateralize some portion of the debt, or both. During the nine months ended September 30, 2006, we received net proceeds of $19.3 million from the sale of our Witmer Road Facility. During the nine months ended September 30, 2006 we invested $0.5 million in property and equipment.
     Financing Activities
          Equity Financing Activities
          In March 2007, we sold, through a private placement, 21.4 million shares of our common stock and warrants to purchase 9.6 million shares of our common stock, including 5.0 million shares of our common stock and warrants to purchase 2.2 million shares of our common stock to investment funds affiliated with certain members of our board of directors, at a price of $2.02 per unit, generating net proceeds of $40.5 million. Each unit consisted of one share of our common stock and a warrant to purchase 0.45 shares of our common stock. The warrants have a five-year term and an exercise price of $1.96 per share.
          Debt Financing Activities
          Our total debt decreased to $1.3 million as of September 30, 2007, compared to $1.8 million as of December 31, 2006. This decrease primarily resulted from planned debt principal repayments of $1.3 million, and was partially offset by $0.4 million in proceeds from the issuance of debt to finance insurance policy premiums as well as $0.4 million in assets purchased under capital leases.
               Note Payable Secured by Insurance Policies
          In March 2007, we borrowed $0.4 million to finance insurance policy premiums due on certain insurance policies. The insurance policy premiums, net of amortization, are included in prepaid expenses and other current assets on our Balance Sheets as of September 30, 2007. We are required to pay $42,000 of principal and interest during each of the nine months beginning on March 15, 2007 and ending on November 15, 2007. The interest is calculated based on an annual percentage rate of 5.7%. To secure payment of the amounts financed, we granted the lender a security interest in (a) all unearned premiums or dividends payable under the policies, (b) loss payments which may reduce the unearned premiums, subject to any mortgagee or loss payee interests, and (c) any interest in any state guarantee fund relating to the policies.
               Term Loan from Landlord
          In May 2004, we borrowed $1.5 million from the landlord of our leased facilities in Horsham, Pennsylvania. As of September 30, 2007, the outstanding principal balance under this agreement was $0.3 million. The terms of the financing require us to pay monthly principal and interest payments over 48 months at an interest rate of 13%. During the twelve months ending September 30, 2008, we will be required to make principal and interest payments totaling $0.3 million under this agreement.
               Equipment Loans
          As of September 30, 2007, we owed $0.5 million to an equipment lender that financed the purchase of certain equipment and facility improvements, which collateralize the amounts borrowed. Our last payment is scheduled for September 2008, and interest rates applicable to the equipment loans range from 8.1% to 9.5%. During the twelve months ending September 30, 2008, we will make principal and interest payments totaling $0.5 million under these agreements.
               Capital Lease Obligations
          The terms of our capital leases require us to make monthly payments through February 2012. As of September 30, 2007, the present value of aggregate minimum lease payments under these agreements was $0.4 million. Under these agreements, we will be required to make lease payments totaling $0.2 million during the twelve months ending September 30, 2008.
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
Summary of Contractual Obligations
          A summary of our obligations to make future payments under contracts existing as of December 31, 2006 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2006. The Liquidity and Capital Resources section of this Form 10-Q describes obligations from any material contracts entered into during the nine months ended September 30, 2007.
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
Critical Accounting Policies and Estimates
          A discussion of our critical accounting policies and estimates is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2006. Except as described below, there have not been any changes or additions to our critical accounting policies during the nine months ended September 30, 2007.

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
Results of Operations
          We recorded a net loss of $2.5 million and $25.3 million during the three and nine months ended September 30, 2007, respectively, compared to net losses of $1.4 million and $17.6 million for the corresponding periods in 2006. The following sections explain the changes between the reporting periods in each component of net loss.
     Revenue from Collaborative Agreements
          Our revenue from collaborative agreements has historically been derived from a few major collaborators. Our collaborative agreements provide for some or all of the following elements: license fees, research and development funding, milestone revenues, and royalties on product sales. A summary of revenue recognized under our collaborative agreements during the three and nine months ended September 30, 2007 and 2006 is presented in the following table (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Novo Nordisk
Research and development funding	$1,740	$1,244	$3,874	$3,323

Substantive milestones	—	—	—	750

License fees	216	115	529	323

	1,956	1,359	4,403	4,396

BioGeneriX
Research and development funding	661	104	1,654	997

License fees	14	14	42	195

	675	118	1,696	1,192

	$2,631	$1,477	$6,099	$5,588

          Revenue from collaborative agreements during the three and nine months ended September 30, 2007 was $2.6 million and $6.1 million, respectively, compared to $1.5 million and $5.6 million for the corresponding periods in 2006. The increase in revenue for the three-month period ended September 30, 2007 compared to the 2006 period was primarily due to increased research and development funding from both Novo Nordisk and BioGeneriX. The increase in revenue for the nine-month period ended September 30, 2007 compared to the 2006 period was primarily due to increased research and development funding from both Novo Nordisk and BioGeneriX and was partially offset by the recognition of revenue for a substantive milestone under our collaborations with Novo Nordisk in 2006.
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
     Research and Development Expense
          Our lead therapeutic protein candidates are NE-180 and GlycoPEG-GCSF. NE-180 is a long-acting version of EPO produced in insect cells. EPO is prescribed to stimulate production of red blood cells, and is approved for sale in major markets around the world for treatment of chemotherapy-induced anemia and anemia associated with chronic kidney disease. NE-180 is being developed for the treatment of anemia in adult cancer patients with non-myeloid malignancies receiving chemotherapy and for the treatment of anemia associated with chronic kidney disease, including patients on dialysis and patients not on dialysis. During 2006, we completed a Phase I clinical trial for NE-180 in Switzerland. In the first quarter of 2007, we initiated a Phase II human trial to evaluate the safety, tolerability and dose response of NE-180 in cancer patients receiving platinum-based chemotherapy. In the third quarter of 2007, we initiated a Phase II human trial to evaluate the safety, tolerability and dose response of NE-180 in patients with anemia associated with chronic kidney disease.
          Pursuant to an agreement with a vendor that was to produce bulk NE-180 on our behalf, we had the option to, on or be before October 9, 2007, either terminate the agreement or execute an amendment to amend the scope of services. Under an August 2007 change order contemplating an amendment or termination of the agreement, we agreed to pay the vendor a non-refundable fee of $2,800, of which $1,400 was due and paid in August 2007. The remaining $1,400 was due and paid on October 9, 2007.
          On October 9, 2007, we terminated this agreement to reduce uncertainties associated with announced ownership changes at the vendor and to defer future process development and manufacturing costs. As of September 30, 2007, we determined that we would receive no future benefit from the $2,800. Therefore, all of the $2,800 was included in research and development expense for the three and nine months ended September 30, 2007, and the $1,400 due in October 2007 was included in accrued expenses on our Balance Sheets as of September 30, 2007.
          GlycoPEG-GCSF is a long-acting version of G-CSF that we are co-developing with BioGeneriX AG, a company of the ratiopharm Group. G-CSF is prescribed to stimulate production of neutrophils (a type of white blood cell) and is approved for sale in major markets around the world for treatment of neutropenia associated with myelosuppressive chemotherapy. In November 2006, BioGeneriX initiated the first of two planned Phase I clinical trials for GlycoPEG-GCSF. In March 2007, BioGeneriX initiated the second Phase I clinical trial for GlycoPEG-GCSF. In November 2007, we reported data from both of these Phase I clinical trials.
          We have also entered into agreements with Novo Nordisk A/S to use our GlycoPEGylation technology to develop and commercialize next-generation versions of Factors VIIa, VIII and IX, one of which, Factor VIIa, is currently marketed by Novo Nordisk. In June 2007, Novo Nordisk initiated a Phase I clinical study for GlycoPEG-Factor VIIa. This trial will assess the safety and pharmacokinetics of GlycoPEG-Factor VIIa in healthy volunteers. Factor VIIa is used in the treatment of bleeding episodes and for the prevention of bleeding during surgery or invasive procedures in patients with congenital hemophilia with inhibitors to coagulation factors VIII or IX.
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
          For each of our research and development projects, we incur both direct and indirect expenses. Direct expenses include salaries and other costs of personnel, raw materials, and supplies for each project. We may also incur third-party costs related to these projects, such as contract research, consulting and non-clinical and clinical development costs. Indirect expenses include depreciation expense and the costs of operating and maintaining our facilities, property, and equipment, to the extent used for our research and development projects, as well as the costs of general management of our research and development projects.
          Our research and development expenses during the three and nine months ended September 30, 2007 were $10.7 million and $28.3 million, respectively, compared to $6.8 million and $21.2 million for the corresponding periods in 2006. These increases were primarily due to higher clinical and process development costs for NE-180, including a $2.8 million non-refundable fee to the vendor that was contracted to produce bulk NE-180 on our behalf, as well as higher costs associated with our collaborations with Novo Nordisk and BioGeneriX. The following table illustrates research and development expenses incurred during the three and nine months ended September 30, 2007 and 2006 for our significant groups of research and development projects (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
GlycoPEGylation	$9,046	$3,495	$21,418	$12,379

Other Glycotechnology Programs	9	102	47	434

Indirect expenses	1,680	3,214	6,824	8,360

	$10,735	$6,811	$28,289	$21,173

          GlycoPEGylation
          Our GlycoPEGylation expenses result primarily from development activities, including process, non-clinical and clinical development, associated with our proprietary drug development programs. These expenses increased during the 2007 periods primarily due to the initiation of two Phase II clinical trials for NE-180, the outside manufacturing of NE-180, and a $2.8 million non-refundable fee to a vendor that was contracted to produce bulk NE-180 on our behalf.
          Other Glycotechnology Programs
          Research and development expenses related to our Other Glycotechnology Programs decreased during the 2007 periods compared to the 2006 periods due to lower payroll and decreased supplies for early stage research.
          Indirect expenses
          Indirect research and development expenses decreased for the 2007 periods compared to the 2006 periods. Increased costs during the first quarter of 2007 related to the consolidation of our laboratories and offices in February 2007 were offset by lower payroll and supplies expenses for the second and third quarters of 2007 compared to the same 2006 periods.
     General and Administrative Expense
          General and administrative expenses decreased during the three and nine months ended September 30, 2007 to $2.6 million and $8.1 million, respectively, from $3.0 and $9.0 million for the corresponding periods in 2006. These decreases were primarily due to lower legal costs associated with our intellectual property, payroll expenses, and stock-based compensation costs.
     Other Income and Expense
          In connection with the sale of our common stock and warrants to purchase shares of our common stock in March 2007, we recorded the warrants as a liability at their initial fair value using the Black-Scholes option-pricing model and revalue them at each reporting date until they are exercised or expire. Changes in the fair value of the warrants are reported in our Statements of Operations as non-operating income or expense. During the three and nine months ended September 30, 2007, we recorded non-operating income of $7.7 million and $3.3 million, respectively, related to the change in fair value of these warrants. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of these warrants.
          Interest income during the three and nine months ended September 30, 2007 increased to $0.4 million and $1.2 million, respectively, from $0.3 million and $0.9 million for the corresponding periods in 2006. The increase during the 2007 periods compared to the 2006 periods was primarily due to higher cash balances during the second and third quarters of 2007.
          Interest expense during the three and nine months ended September 30, 2007 decreased to $35,000 and $123,000, respectively, from $592,000 and $1,225,000 for the corresponding periods in 2006. Lower average debt balances in the 2007 period accounted for the decrease. See “Financing Activities – Debt Financing Activities” in the Liquidity and Capital Resources section of this Form 10-Q for a description of the material features of our debt financings.
          During the nine months ended September 30, 2007, we sold Pennsylvania research and development tax credits, resulting in the recognition of $0.5 million of income tax benefit.
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
     Changes in internal control over financial reporting
          There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
          In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Form 10-K for the year ended December 31, 2006 and in Part II, Item 1A “Risk Factors” of our Form 10-Q for the quarter ended June 30, 2007. The risks described in our Form 10-K and Form 10-Q are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.
Item 6. Exhibits

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

NEOSE TECHNOLOGIES, INC.
Date: November 9, 2007	By:	/s/ A. Brian Davis
A. Brian Davis
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

Exhibit Index

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.