Form 10-Q
period 2008-03-31
NEOSE TECHNOLOGIES INC
filed 2008-05-08
CIK 877902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  54,468,181 shares of common stock, $.01 par value, were outstanding as of May 5, 2008.

NEOSE TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Neose Technologies, Inc

Balance Sheets

(unaudited)

(in thousands, except per share amounts)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$15,954	$19,282
Accounts receivable, net	1,983	1,758
Prepaid expenses and other current assets	868	1,564
Total current assets	18,805	22,604
Property and equipment, net	13,166	13,564
Other assets	71	71
Total assets	$32,042	$36,239
Liabilities and Stockholders’ Equity
Current liabilities:
Note payable	$338	$—
Current portion of long-term debt and capital lease obligations	380	658
Accounts payable	896	1,309
Accrued compensation	606	872
Accrued expenses	3,552	2,977
Deferred revenue	1,379	1,517
Total current liabilities	7,151	7,333
Warrant liability	410	4,205
Long-term debt and capital lease obligations	162	182
Deferred revenue	7,107	5,055
Other liabilities	556	548
Total liabilities	15,386	17,323
Stockholders’ equity:
Preferred stock, par value $.01 per share, 5,000 shares authorized, none issued	—	—
Common stock, par value $.01 per share, 150,000 shares authorized; 54,468 shares issued and outstanding	545	545
Additional paid-in capital	313,312	313,216
Accumulated deficit	(297,201)	(294,845)
Total stockholders’ equity	16,656	18,916
Total liabilities and stockholders’ equity	$32,042	$36,239

The accompanying notes are an integral part of these financial statements.

Neose Technologies, Inc.

Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,
	2008	2007
Revenue from collaborative agreements	$4,112	$1,237

Operating expenses:
Research and development	7,761	9,812
General and administrative	2,950	2,965
Total operating expenses	10,711	12,777
Operating loss	(6,599)	(11,540)
Decrease (increase) in fair value of warrant liability	3,795	(6,350)
Interest income	162	272
Interest expense	(17)	(40)
Loss before income tax benefit	(2,659)	(17,658)
Income tax benefit	303	—
Net loss	$(2,356)	$(17,658)
Basic and diluted net loss per share	$(0.04)	$(0.47)

Weighted-average shares outstanding used in computing basic and diluted net loss per share	54,468	37,493

The accompanying notes are an integral part of these financial statements.

Neose Technologies, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,356)	$(17,658)
Adjustments to reconcile net loss to net cash used in operating activities:
(Decrease) increase in fair value of warrant liability	(3,795)	6,350
Depreciation and amortization expense	416	580
Non-cash compensation expense	96	466
Non-cash rent expense	—	130
Loss on disposition of property and equipment	4	3
Changes in operating assets and liabilities:
Accounts receivable	(225)	(460)
Prepaid expenses and other current assets	696	(259)
Other assets	—	(16)
Accounts payable	(413)	320
Accrued compensation	(266)	(312)
Accrued expenses	575	1,397
Deferred revenue	1,914	(162)
Other liabilities	8	10
Net cash used in operating activities	(3,346)	(9,611)

Cash flows from investing activities:
Purchases of property and equipment	(22)	(2,636)
Net cash used in investing activities	(22)	(2,636)

Cash flows from financing activities:
Proceeds from issuance of debt	370	366
Repayments of debt	(330)	(378)
Proceeds from issuance of common stock and warrants, net	—	40,459

Net cash provided by financing activities	40	40,447

Net (decrease) increase in cash and cash equivalents	(3,328)	28,200
Cash and cash equivalents, beginning of period	19,282	16,388
Cash and cash equivalents, end of period	$15,954	$44,588

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

GlycoPEG-GCSF is a long-acting version of granulocyte colony stimulating factor (G-CSF) that we are co-developing with BioGeneriX AG, a company of the ratiopharm Group. G-CSF is prescribed to stimulate production of neutrophils (a type of white blood cell) and is approved for sale in major markets around the world for treatment of neutropenia associated with myelosuppressive chemotherapy. In November 2007, we reported data from two Phase I clinical trials. That data demonstrated that GlycoPEG-GCSF is a potent stimulator of neutrophils and mobilizer of peripheral blood progenitor cells, and that at comparable doses to Neulasta® (Amgen’s marketed, long-acting G-CSF), GlycoPEG-GCSF demonstrates a 60% greater bioavailability, leading to a 30% increase in the generation of neutrophils. We expect BioGeneriX to commence a Phase II study in the first half of 2008.

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

In January 2008, we announced the discontinuation of further development of GlycoPEG-EPO (NE-180), our product candidate intended for the treatment of anemia in patients with chronic kidney disease and cancer patients receiving chemotherapy.  The decision to discontinue development was not due to any safety or efficacy concerns about NE-180, but was based on our evaluation of commercial prospects and the likelihood of entering into a timely collaboration for the compound in the context of increased safety concerns in the erythropoiesis-stimulating agent (ESA) category. In connection with the discontinuation of the NE-180 program, we reduced our workforce by approximately 35% (see Note 14).

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

We have incurred losses each year since inception. As of March 31, 2008, we had an accumulated deficit of $297,201. We expect to spend significant amounts on research and development for our proprietary drug candidates and technology, maintenance of our intellectual property position, and our business development and commercialization efforts. Given our planned level of operating expenses, we expect to continue incurring losses for some time.

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

On February 19, 2008, we received notice from The NASDAQ Stock Market LLC (“NASDAQ”) stating that for 30 consecutive business days the bid price for our common stock has closed below the minimum $1.00 per share required for continued listing on the NASDAQ Global Market.  As a result, we no longer meet NASDAQ’s continued listing criteria and have 180 calendar days, or until August 18, 2008, to regain compliance.  The notice has no effect on the listing of our common stock at this time, and our shares will continue to trade on the NASDAQ Global Market during the 180-day period.  We have not yet determined what action, if any, we will take in response to this notice, although we intend to monitor the bid price of our listed securities between now and August 18, 2008, and consider available options if our common stock does not trade at a level necessary to regain compliance with the NASDAQ minimum closing bid price requirement.

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

2.              Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for presentation of interim financial statements. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented. In our opinion, however, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. You should not base your estimate of our results of operations for 2008 solely on our results of operations for the three months ended March 31, 2008. You should read these unaudited financial statements in combination with the other Notes in this section; the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2 of this Form 10-Q; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Neose Technologies, Inc.

Notes to Financial Statements

(unaudited)

(in thousands, except per share amounts)

Accounts Receivable

We record accounts receivable net of an allowance for doubtful accounts.  We establish an allowance for doubtful accounts that we believe is adequate to cover anticipated losses on the collection of all outstanding accounts receivable.  The adequacy of the allowance for doubtful accounts is based on historical information and management’s assessment of our collaborators’ ability and intent to pay.  We recognize revenue based on proportional performance of research and development work performed on behalf of our collaborators, which recognition may not correspond with how our collaborators are billed.  We review the unbilled accounts receivable from our collaborators to determine that such amounts are expected to become billable and collectible.  All unbilled receivables are expected to be billed within six months.

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

In connection with the March 2007 equity financing, we were obligated to file a registration statement with the SEC for the registration of the total number of shares sold to the investors and shares issuable upon exercise of the warrants. We are required under an agreement to use commercially reasonable efforts to cause the registration statement to be declared effective by the SEC, which we accomplished in May 2007, and to remain continuously effective until such time when all of the registered shares are sold. In the event we fail to meet various legal requirements in regards to the registration statement, we will be obligated to pay the investors, as partial liquidated damages and not as a penalty, an amount in cash equal to 1% of the aggregate purchase price paid by investors for each monthly period that the registration statement is not effective, up to 24%. We follow Financial Accounting Standards Board (FASB) Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (EITF 00-19-2), which specifies that registration payment arrangements should play no part in determining the initial classification of, and subsequent accounting for, securities to which the payments

Neose Technologies, Inc.

Notes to Financial Statements

(unaudited)

(in thousands, except per share amounts)

relate. Contingent obligations in a registration payment arrangement are separately analyzed under Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. If we determine a registration payment arrangement in connection with the securities issued in March 2007 is probable and can be reasonably estimated, a liability will be recorded. As of March 31, 2008, we concluded the likelihood of having to make any payments under the arrangements was remote, and therefore did not record any related liability.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted-average number of common shares outstanding for the period and the number of additional shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares are excluded from the calculation of diluted net loss per share if the effect on net loss per share is antidilutive. Our diluted net loss per share is equal to basic net loss per share for all reporting periods presented because giving effect in the computation of diluted net loss per share to the exercise of outstanding stock options and warrants or settlement of restricted stock units (RSUs) would have been antidilutive.  See Note 12 for a summary of outstanding options and a description of our RSUs.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires disclosure of comprehensive income (loss) in the financial statements. Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes changes to equity that are not included in net income (loss). Our comprehensive loss for the three months ended March 31, 2008 and 2007 was comprised only of our net loss, and was $2,356 and $17,658, respectively.

Fair Value of Financial Instruments

The fair value of financial instruments is the amount for which instruments could be exchanged in a current transaction between willing parties. As of March 31, 2008, the carrying values of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and accrued compensation equaled or approximated their respective fair values because of the short duration of these instruments. The fair value of our debt and capital lease obligations was estimated by discounting the future cash flows of each instrument at rates recently offered to us for similar debt instruments offered by our lenders. As of March 31, 2008, the fair and carrying values of our debt and capital lease obligations were $878 and $880 respectively.

Neose Technologies, Inc.

Notes to Financial Statements

(unaudited)

(in thousands, except per share amounts)

Recent Accounting Pronouncements

In December 2007, the FASB issued EITF 07-01, Accounting for Collaborative Arrangements (EITF 07-01).  EITF 07-01 provides guidance concerning determining whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties and payments between participants pursuant to a collaboration agreement should be presented in the results of operations and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that the adoption of EITF 07-01 will have, if any, on our financial statements and related disclosures.

In June 2007, the FASB issued EITF 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities-(EITF 07-03).  EITF 07-03 specifies that nonrefundable advance payments for future research and development activities should be deferred and capitalized and should be recognized as an expense as the related goods are delivered or the related services are performed. If, subsequent to an advance payment, an entity no longer expects the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-03 is effective for fiscal years beginning after December 15, 2007.  The adoption of EITF 07-03 did not have any impact on our financial statements and related disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS No. 159), which allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value.  If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  Adoption of SFAS No. 159 has had no effect on our financial statements and related disclosure because, as permitted under SFAS No. 159, we have not elected to apply the fair value option to any of our financial assets and liabilities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Although SFAS No. 157 does not require any new fair value measurements, its application may, for some entities, change current practices related to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease

Neose Technologies, Inc.

Notes to Financial Statements

(unaudited)

(in thousands, except per share amounts)

Classification or Measurement under Statement 13 (FSP FAS 157-1) and FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2).  FSP FAS 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP FAS 157-2 defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We adopted SFAS No. 157, as it applies to our financial instruments, effective January 1, 2008 and the adoption has had no effect on our financial statements and related disclosures.

4.              Supplemental Disclosure of Cash Flow Information

The following table contains additional cash flow information for the periods reported:

	Three months ended March 31,
	2008	2007
Supplemental disclosure of cash flow information: Cash paid for interest, net of amounts capitalized	$19	$41
Non-cash investing activities:
Decrease in accrued property and equipment included in accounts payable and accrued expenses	$—	$(1,235)
Assets acquired under capital leases	$—	$374
Non-cash financing activities:
Initial measurement of warrant liability (see Note 10)	$—	$10,765

5.              Accounts Receivable

Accounts receivable consisted of the following:

	March 31, 2008	December 31, 2007
Billed receivables	$1,018	$670
Unbilled receivables	984	1,107
	2,002	1,777
Less allowance for doubtful accounts	(19)	(19)
	$1,983	$1,758

Neose Technologies, Inc.

Notes to Financial Statements

(unaudited)

(in thousands, except per share amounts)

6.              Prepaid Expenses and Other Current Assets paid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2008	December 31, 2007
Prepaid insurance	$354	$57
Prepaid maintenance agreements	147	159
Prepaid clinical trials and non-clinical studies	88	113
Prepaid contract research and development services	66	1,008
Prepaid rent	66	66
Other prepaid expenses	144	158
Other current assets	3	3
	$868	$1,564

7.              Property and Equipment

Property and equipment consisted of the following:

	March 31, 2008	December 31, 2007
Leasehold improvements	$12,984	$12,984
Laboratory, manufacturing, and office equipment	6,973	6,960
	19,957	19,944
Less accumulated depreciation and amortization	(6,791)	(6,380)
	$13,166	$13,564

As of March 31, 2008 and December 31, 2007, laboratory, manufacturing, and office equipment included $495 of assets acquired under capital leases. Accumulated depreciation and amortization as of March 31, 2008 and December 31, 2007 included $176 and $148, respectively, related to assets acquired under capital leases. Depreciation expense, which includes amortization of assets acquired under capital leases, was $416 and $457 for the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2007, we capitalized $9 of interest expense in connection with our facility improvement projects.  We did not capitalize any interest expense incurred during the three months ended March 31, 2008.

Neose Technologies, Inc.

Notes to Financial Statements

(unaudited)

(in thousands, except per share amounts)

8.              Debt and Capital Lease Obligations

Debt and capital lease obligations consisted of the following:

	March 31, 2008	December 31, 2007
Notes payable to equipment lender, secured by equipment and facility improvements, interest rates from 9.1% to 9.5%, due 2008	$193	$327
Term loan from landlord (unsecured), annual interest at 13.0%, due June 2008	79	195
Note payable, secured by insurance policies, annual interest at 4.1%, due January 2009	338	—
Subtotal	610	522
Capital lease obligations	270	318
Total debt	880	840
Less note payable, secured by insurance policies	(338)	—
Less current portion	(380)	(658)
Total debt, net of current portion	$162	$182

Note Payable Secured by Insurance Policies

In March 2008, we borrowed $370 to finance insurance policy premiums due on certain insurance policies. The insurance policy premiums, net of amortization, are included in prepaid expenses and other current assets on our Balance Sheets at March 31, 2008 (see Note 6). We are required to pay $34 of principal and interest during each of the eleven months beginning on March 15, 2008 and ending on January 15, 2009.  To secure payment of the amounts financed, we granted the lender a security interest in (a) all unearned premiums or dividends payable under the policies, (b) loss payments which may reduce the unearned premiums, subject to any mortgagee or loss payee interests, and (c) any interest in any state guarantee fund relating to the policies.

Neose Technologies, Inc.

Notes to Financial Statements

(unaudited)

(in thousands, except per share amounts)

9.              Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2008	December 31, 2007
Clinical trials and non-clinical studies	$2,285	$1,544
Professional fees	1,066	788
Contract research and development services	146	390
Other expenses	55	255
	$3,552	$2,977

10.       Warrant Liability

In March 2007, we sold, through a private placement, 21,415 shares of our common stock and warrants to purchase 9,637 shares of our common stock with an exercise price of $1.96 (see Note 11). The warrants have a five-year term and are immediately exercisable. The warrant agreement contains a net cash settlement feature, which is available to the warrant holders at their option, in certain change of control circumstances. As a result, under EITF 00-19, the warrants are required to be classified as a liability at their current fair value in our Balance Sheets, estimated using the Black-Scholes option-pricing model. Warrants that are classified as a liability are revalued at each reporting date until the warrants are exercised or expire with changes in the fair value reported in our Statements of Operations as non-operating income or expense. Accordingly, we recorded non-operating income of $3,795 during the three months ended March 31, 2008 and non-operating expense of $6,350 during the three months ended March 31, 2007.  The aggregate fair value and the assumptions used for the Black-Scholes option-pricing models as of March 13, 2007, March 31, 2007, December 31, 2007 and March 31, 2008 were as follows:

	March 13, 2007	March 31, 2007	December 31, 2007	March 31, 2008
Aggregate fair value	$10,765	$17,115	$4,205	$410
Expected volatility	75%	75%	69%	74%
Remaining contractual term (years)	5.0	4.9	4.2	3.9
Risk-free interest rate	4.4%	4.5%	3.3%	2.1%
Expected dividend yield	0%	0%	0%	0%
Common stock price	$1.79	$2.57	$1.07	$0.28

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

12.       Equity-based Compensation

The following table summarizes the status of stock options as of March 31, 2008 and changes during the three months then ended:

	Shares	Weighted- average exercise price	Aggregate intrinsic value	Weighted- average remaining contractual life (years)
Outstanding at January 1, 2008	4,568	$8.07
Granted	942	0.68
Exercised	—	—
Forfeited	(304)	2.92
Expired	(56)	4.75
Outstanding at March 31, 2008	5,150	$7.06	$—	6.2
Vested at March 31, 2008 and expected to vest	4,298	$8.12	$—	5.7
Exercisable at March 31, 2008	3,550	$9.57	$—	4.9

Fair Value Disclosures

During the three months ended March 31, 2008 and 2007, we recorded $96 and $466 of compensation cost for share-based payments, respectively, in our Statements of Operations. The weighted-average fair value of stock options granted during the three months ended March 31, 2008 and 2007 was $0.46 and $1.64, respectively. There were no stock options exercised during the three months ended March 31, 2008 and 2007.

The fair value of share-based awards is recognized as expense over the requisite service period, net of estimated forfeitures. We rely primarily on historical experience to estimate expected forfeitures and adjust the annualized forfeiture rate if our historical experience indicates that an adjustment is necessary. During the first quarter of each year, we re-evaluate our

Neose Technologies, Inc.

Notes to Financial Statements

(unaudited)

(in thousands, except per share amounts)

forfeiture rate. For the three months ended March 31, 2008, based on our historical experience of option pre-vesting cancellations, we have assumed an annualized forfeiture rate of 34% for our stock options granted to individuals not terminated as a result of a restructuring of our operations (see Note 14). For employees terminated as a result of the restructurings in 2008, 2007 and 2006, we have assumed an annualized forfeiture rate of 100%. For the three months ended March 31, 2007, we assumed an annualized forfeiture rate of 17% for our stock options granted to individuals not terminated as a result of a restructuring of our operations (see Note 14).  Under the provisions of SFAS No. 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

As of March 31, 2008, there was $545 of total unrecognized compensation cost, which includes the impact of expected forfeitures, related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock Units

A summary of the status of RSUs as of March 31, 2008, and changes during the three months then ended, is presented in the following table:

	Shares	Weighted- average grant-date fair value	Aggregate intrinsic value
Outstanding at January 1, 2008	34	$2.44
Awarded	—	—
Settled	—	—
Forfeited	—	—
Outstanding at March 31, 2008	34	$2.44	$9
Vested at March 31, 2008 and expected to vest	34	$2.44	$9

During the three month ended March 31, 2007, we recorded $6 of expense for RSUs. All RSUs were vested as of December 31, 2007.

Neose Technologies, Inc.

Notes to Financial Statements

(unaudited)

(in thousands, except per share amounts)

13.       Collaborative Agreements and Significant Customer Concentration

A summary of revenue recognized under our collaborative agreements during the three months ended March 31, 2008 and 2007 is presented in the following table:

	Three months ended March 31,
	2008	2007
Novo Nordisk
Research and development funding	$2,681	$556
License fees	174	148
	2,855	704
BioGeneriX
Research and development funding	1,243	519
License fees	14	14
	1,257	533
	$4,112	$1,237

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

Notes to Financial Statements

(unaudited)

(in thousands, except per share amounts)

14.       Restructurings and Employee Severance Costs

2008 Restructuring

In January 2008, we announced the discontinuation of further development of NE-180 our product candidate intended for the treatment of anemia in patients with chronic kidney disease and cancer patients receiving chemotherapy. The decision to discontinue development was not due to any safety or efficacy concerns about NE-180, but was based on an evaluation of commercial prospects and the likelihood of entering into a timely collaboration for the compound in the context of increased safety concerns in the ESA category. In connection with the discontinuation of the NE-180 program, we reduced our workforce by approximately 35% (2008 Restructuring). Our net loss for the three months ended March 31, 2008 included $872 of employee severance costs related to the workforce reduction, of which $221 was included in research and development expenses and $651 was included in general and administrative expenses.  Of these amounts, $172 remained unpaid and was included in accrued compensation on our Balance Sheets as of March 31, 2008. The employee severance costs for the 2008 Restructuring were payable pursuant to an employee severance plan established in August 2005 except for one employee who’s severance costs were payable pursuant to her change of control agreement.

In connection with the 2008 Restructuring, we committed to pay future cash retention bonuses to certain employees who were not given notice of termination in January 2008, contingent on their not voluntarily terminating their employment prior to November 28, 2008. Our net loss for the three months ended March 31, 2008 included $43 of expense related to these cash retention bonuses, of which $28 was included in research and development expense and $15 was included in general and administrative expenses. We also granted stock options to all employees as part of an employee retention program. These options will vest 50% on August 4, 2008 for all holders who had not voluntarily terminated their employment prior to that date, and will vest 50% on February 4, 2009 for all holders who have not voluntarily terminated their employment prior to that date. The aggregate fair market value of the options was $247, which is being recognized ratably, net of forfeitures, as compensation expense over the vesting period.

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

Neose Technologies, Inc.

Notes to Financial Statements

(unaudited)

(in thousands, except per share amounts)

In connection with the 2007 Restructuring, we committed to pay future cash retention bonuses to certain employees who were not given notice of termination in March 2007, contingent on their not voluntarily terminating their employment prior to December 31, 2007. Our net loss for the three months ended March 31, 2007 included $353 of expense related to these cash retention bonuses, of which $236 was included in research and development expense and $117 was included in general and administrative expenses. All of these cash retention bonuses were paid by December 31, 2007. We also granted stock options to all employees as part of an employee retention program. These options vested 50% on September 27, 2007 for all holders who had not voluntarily terminated their employment prior to that date, and 50% on March 27, 2008 for all holders who had not voluntarily terminated their employment prior to that date. The aggregate fair market value of the options was $1,332, which was recognized ratably, net of forfeitures, as compensation expense over the vesting period.

15.       Income Tax Benefit

During the three months ended March 31, 2008, we sold Pennsylvania research and development tax credits, resulting in the recognition of $303 of income tax benefit.

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

•                  our ability to compete successfully in an intensely competitive field; and

•                  general economic conditions.

These and other risks and uncertainties that could affect our actual results are discussed in this report and in our other filings with the SEC, particularly in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007 in the section entitled “Risk Factors.”

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

You should read this section in combination with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31. 2007, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

GlycoPEG-GCSF is a long-acting version of G-CSF that we are co-developing with BioGeneriX AG, a company of the ratiopharm Group.  G-CSF is prescribed to stimulate production of neutrophils (a type of white blood cell) and is approved for sale in major markets around the world for treatment of neutropenia associated with myelosuppressive chemotherapy.  In November 2006, BioGeneriX initiated the first of two planned Phase I clinical trials for GlycoPEG-GCSF.  In March 2007, BioGeneriX initiated the second Phase I clinical trial for GlycoPEG-GCSF.  In November 2007, we reported data from both of these Phase I clinical trials. That data demonstrated that GlycoPEG-GCSF is a potent stimulator of neutrophils and mobilizer of peripheral blood progenitor cells, and that at comparable doses to Neulasta® (Amgen’s marketed, long-acting G-CSF), GlycoPEG-GCSF demonstrates a 60% greater bioavailability, leading to a 30% increase in the generation of neutrophils. We expect BioGeneriX to commence a Phase II study in the first half of 2008.

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

In January 2008, we announced the discontinuation of further development of GlycoPEG-EPO (NE-180), our product candidate intended for the treatment of anemia in patients with chronic kidney disease and cancer patients receiving chemotherapy.  The decision to discontinue development was not due to any safety or efficacy concerns about NE-180, but was based on an evaluation of commercial prospects and the likelihood of entering into a timely collaboration for the compound in the context of increased safety concerns in the erythropoiesis-stimulating agent (ESA) category.  In connection with the discontinuation of the NE-180 program, we reduced our workforce by approximately 35%.  These actions allowed us to significantly reduce our expected cash expenditures and extend our cash runway by approximately one year.   We anticipate paying cash severance benefits of approximately $0.9 million in connection with the workforce reduction, of which $0.7 million was paid out during the three months ended March 31, 2008.

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

We have incurred operating losses each year since our inception.  As of March 31, 2008, we had an accumulated deficit of $297.2 million. We expect additional losses over the next several years as we continue product research and development efforts and expand our intellectual property portfolio. We have financed our operations through private and public offerings of equity securities, proceeds from debt financings, and revenues from our collaborative agreements.

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

If delisted from the NASDAQ Global Market, our common stock will likely be quoted in the over-the-counter market in the so-called “pink sheets” or quoted in the OTC Bulletin Board.  In addition, our common stock would be subject to the rules promulgated under the Securities Exchange Act of 1934 relating to “penny stocks.”  These rules require brokers who sell securities that are subject to the rules, and who sell to persons other than established customers and institutional accredited investors, to complete required documentation, make suitability inquiries of investors and provide investors with information concerning the risks of trading in the security.  These requirements could make it more difficult to buy or sell our common stock in the open market.  In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all.  Delisting from the NASDAQ Global Market could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

Liquidity and Capital Resources

Overview

We had $16.0 million in cash and cash equivalents as of March 31, 2008, compared to $19.3 million as of December 31, 2007. The decrease was due to the continued funding of our operating activities, including the costs associated with the discontinuation of our NE-180 program, and debt repayments. We anticipate the average quarterly spending, net of cash expected to be received for research and development funding reimbursement and milestone payments from our collaborators, for the remainder of 2008 to be approximately $2.0 million to $5.0 million to fund our operating activities, capital expenditures and debt repayments, without giving effect to the impact of entering into any new collaborative agreements.

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

Operating Activities

Net cash used in operating activities was $3.3 million and $9.6 million during the three months ended March 31, 2008 and 2007, respectively. Our net loss for the three months ended March 31, 2008 and 2007, was $2.4 million and $17.7 million, respectively.  Our net loss for the three months ended March 31, 2008 included non-cash income of $3.8 million relating to a decrease in the fair value of our warrant liability.  Our net loss for the three months ended March 31, 2007 included non-cash expense of $6.4 million from the increase in the fair value of our warrant liability. Revenues were $2.9 million higher in 2008 compared to 2007 primarily due to the reimbursement of research and development costs under our collaborations with Novo Nordisk and BioGeneriX. During the first quarter of 2008, we received a $2.2 million milestone payment from one of our collaborators, which also contributed to the reduction of cash used compared to the same period in 2007. Research and development costs decreased by $2.0 million from 2008 to 2007, due to the discontinuation of our NE-180 program and were partially offset by increased costs incurred under our collaborations with Novo Nordisk and BioGeneriX. Fluctuations in operating items vary period-to-period due to, among other factors, the timing of research and development activities, such as the initiation and progress of clinical trials and non-clinical studies.

Investing Activities

During the three months ended March 31, 2008 and 2007, we invested $22,000 and $2.6 million, respectively, in property and equipment. In February 2007, we completed construction of leasehold improvements to a facility that we lease in Horsham, Pennsylvania (Rock Road Facility). We anticipate additional capital expenditures during the remainder of 2008 of approximately $0.5 million. We may finance some or all of these capital expenditures through capital leases or the issuance of new debt or equity. The terms of any new debt could require us to maintain a minimum cash and investments balance, or to transfer cash into an escrow account to collateralize some portion of the debt, or both.

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

Debt Financing Activities

Our total debt increased to $0.9 million as of March 31, 2008, compared to $0.8 million as of December 31, 2007. This increase primarily resulted from $0.4 million in proceeds from the issuance of debt to finance insurance policy premiums and was partially offset by planned debt principal repayments of $0.3 million.

Note Payable Secured by Insurance Policies

In March 2008, we borrowed $0.4 million to finance insurance policy premiums due on certain insurance policies. The insurance policy premiums, net of amortization, are included in prepaid expenses and other current assets on our Balance Sheets as of March 31, 2008. We are required to pay $34,000 of principal and interest during each of the eleven months beginning on March 15, 2008 and ending on January 15, 2009. The interest is calculated based on an annual percentage rate of 4.1%. To secure payment of the amounts financed, we granted the lender a security interest in (a) all unearned premiums or dividends payable under the policies, (b) loss payments which may reduce the unearned premiums, subject to any mortgagee or loss payee interests, and (c) any interest in any state guarantee fund relating to the policies.

Term Loan from Landlord

In May 2004, we borrowed $1.5 million from the landlord of our leased facilities in Horsham, Pennsylvania. As of March 31, 2008, the outstanding principal balance under this agreement was $0.1 million. The terms of the financing require us to pay monthly principal and interest payments over 48 months at an interest rate of 13%. During the twelve months ending March 31, 2009, we will be required to make principal and interest payments totaling $0.1 million under this agreement.

Equipment Loans

As of March 31, 2008, we owed $0.2 million to an equipment lender that financed the purchase of certain equipment and facility improvements, which collateralize the amounts borrowed. Our last payment is scheduled for September 2008, and interest rates applicable to the equipment loans range from 9.1% to 9.5%. During the twelve months ending March 31, 2009, we will make principal and interest payments totaling $0.2 million under these agreements.

Capital Lease Obligations

The terms of our capital leases require us to make monthly payments through February 2012. As of March 31, 2008, the present value of aggregate minimum lease payments under these agreements was $0.3 million. Under these agreements, we will be required to make lease payments totaling $0.1 million during the twelve months ending March 31, 2009.

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

Summary of Contractual Obligations

A summary of our obligations to make future payments under contracts existing as of December 31, 2007 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2007. The Liquidity and Capital Resources section of this Form 10-Q describes obligations from any material contracts entered into during the three months ended March 31, 2008.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect that is material to investors on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2007. Except as described below, there have not been any changes or additions to our critical accounting policies during the three months ended March 31, 2008.

Stock-based Employee Compensation

The fair value of share-based awards is recognized as expense over the requisite service period, net of estimated forfeitures. We rely primarily on historical experience to estimate expected forfeitures and adjust the annualized forfeiture rate if our historical experience indicates that an adjustment is necessary. During the first quarter of each year, we re-evaluate our forfeiture rate. For the three months ended March 31, 2008, based on our historical experience of option pre-vesting cancellations, we have assumed an annualized forfeiture rate of 34% for our stock options granted to individuals not terminated as a result of a restructuring of our operations. For employees terminated as a result of the restructurings in 2008, 2007 and 2006, we have assumed an annualized forfeiture rate of 100%. For the three months ended March 31, 2007, we assumed an annualized forfeiture rate of 17% for our stock options granted to individuals not terminated as a result of a restructuring of our operations.  Under the provisions of SFAS No. 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Results of Operations

We recorded a net loss of $2.4 million and $17.7 million during the three months ended March 31, 2008 and 2007, respectively. The following sections explain the changes between the reporting periods in each component of net loss.

Revenue from Collaborative Agreements

Our revenue from collaborative agreements has historically been derived from a few major collaborators. Our collaborative agreements provide for some or all of the following elements: license fees, research and development funding, milestone revenues, and royalties on product sales. A summary of revenue recognized under our collaborative agreements during the three months ended March 31, 2008 and 2007 is presented in the following table (in thousands):

	Three months ended
	March 31,
	2008	2007
Novo Nordisk
Research and development funding	$2,681	$556
License fees	174	148
	2,855	704
BioGeneriX
Research and development funding	1,243	519
License fees	14	14
	1,257	533
	$4,112	$1,237

Revenue from collaborative agreements increased in 2008 from 2007 primarily due to increased research and development funding from our collaborations with Novo Nordisk and BioGeneriX.

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

In January 2008, we announced the discontinuation of further development of NE-180, our product candidate intended for the treatment of anemia in patients with chronic kidney disease and cancer patients receiving chemotherapy.  The decision to discontinue development was not due to any safety or efficacy concerns about NE-180, but was based on an evaluation of commercial prospects and the likelihood of entering into a timely collaboration for the compound in the context of increased safety concerns in the ESA category.  Throughout 2007 we incurred costs for the development of NE-180, including process, non-clinical and clinical development. During the first quarter of 2008, we incurred costs of $1.3 million related to the cessation of clinical development activities for NE-180. During the second quarter of 2008, we expect to complete these activities and incur additional costs of $0.7 million.

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

Our research and development expenses during the three months ended March 31, 2008 and 2007 were $7.8 million and $9.8 million, respectively. The decrease in research and development expenses during the 2008 period as compared to the 2007 period was primarily due to lower payroll, consulting and facility related costs of $1.7 million resulting from the restructurings that were implemented in 2007 and 2008 and lower external costs of $1.7 million incurred for the NE-180 program during the 2008 period. These decreases were partially offset by $1.9 million of additional external costs incurred under our collaborative agreements with Novo Nordisk and BioGeneriX for the 2008 period. The following table illustrates research and development expenses incurred during the three months ended March 31, 2008 and 2007 for our significant groups of research and development projects (in thousands):

	Three months ended March 31,
	2008	2007
GlycoPEGylation	$6,052	$6,492
Other Glycotechnology Programs	13	35
Indirect expenses	1,696	3,285
	$7,761	$9,812

GlycoPEGylation

Our GlycoPEGylation expenses result primarily from development activities, including process, non-clinical and clinical development, associated with our proprietary drug development programs. These expenses decreased during the 2008 period compared to 2007 primarily due to lower external costs of $1.7 million incurred for the NE-180 program during 2008 and were partially offset by $1.9 million of additional external costs incurred in 2008 under our collaborative agreements with Novo Nordisk with BioGeneriX.

Other Glycotechnology Programs

Research and development expenses related to our Other Glycotechnology Programs, were consistent for both the 2008 and 2007 periods.

Indirect expenses

Indirect research and development expenses decreased during the 2008 period primarily due to lower payroll, consulting and facility costs of $1.7 million related to the restructurings that were implemented in 2007 and 2008.

General and Administrative Expense

General and administrative expenses were $3.0 million for each of the three month periods ended March 31, 2008 and 2007. The three month periods ended March 31, 2008 and 2007 includes $0.7 million and $0.1 million, respectively, of severance costs related to the restructuring implemented during those respective periods.

Other Income and Expense

In connection with the sale of our common stock and warrants to purchase shares of our common stock in March 2007, we recorded the warrants as a liability at their initial fair value using the Black-Scholes option-pricing model and revalue them at each reporting date until they are exercised or expire. Changes in the fair value of the warrants are reported in our Statements of Operations as non-operating income or expense. During the three months ended March 31, 2008, we recorded a non-operating income of $3.8 million related to the decrease in fair value of these warrants primarily as a result of a decrease in the market price of our common stock during the three months ended March 31, 2008. The market price for our common stock has been and may continue to be volatile.  Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of these warrants.

Interest income during the three months ended March 31, 2008 and 2007 was $162,000 and $272,000, respectively. The decrease during the 2008 period compared to the 2007 period was primarily due to lower cash balances for 2008. Our interest income during the remainder of 2008 is difficult to project, and will depend largely on prevailing interest rates and whether we receive cash from entering into any new collaborative agreements or by completing any additional equity or debt financings during the year.

Interest expense during the three months ended March 31, 2008 and 2007 was $17,000 and $40,000, respectively. Lower average debt balances in the 2008 period accounted for the decrease. Our interest expense during the remainder of 2008 is difficult to project and will depend on whether we enter into any new debt agreements. See “Financing Activities – Debt Financing Activities” in the Liquidity and Capital Resources section of this Form 10-Q for a description of the material features of our debt financings.

During the three months ended March 31, 2008, we sold Pennsylvania research and development tax credits, resulting in the recognition of $303,000 of income tax benefit.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Equity Price Risk

We are exposed to certain risks arising from changes in the price of our common stock, primarily due to the potential effect of changes in fair value of the warrant liability related to the warrants issued in March 2007. The warrant liability is revalued at its current fair value using the Black-Scholes option-pricing model at each reporting date until the warrants are exercised or expire, and is subject to significant increases or decreases in value due to the effects of changes in the price of our common stock at period end and the related calculation of volatility. Changes in the fair value of warrants are reported in our Statements of Operations as non-operating income or expense.  If the closing price of our common stock on March 31, 2008 had been 30% higher, the fair value of our warrant liability would have been $268,000 higher, which would have resulted in a $268,000 increase in our net loss for the three months ended March 31, 2008.  If the closing price of our common stock on March 31, 2008 had been 30% lower, the fair value of our warrant liability would have been $211,000 lower, which would have resulted in a $211,000 decrease in our net loss for the three months ended March 31, 2008.

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

Item 4.           Controls and Procedures

Disclosure controls and procedures

Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this report on Form 10-Q.  Based on that evaluation, management concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in SEC rules and forms.  There were no changes in these controls or procedures identified in connection with the evaluation of such controls or procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect, these controls or procedures.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II.       OTHER INFORMATION

Item 6.	Exhibits

10.1*	Commercial Insurance Premium Finance and Security Agreement between Neose Technologies, Inc. and Cananwill, Inc. dated March 12, 2008.

10.2*††	Form of Change of Control Agreement between Neose Technologies, Inc. and Certain Executive Officers.

10.3*††	Form of Non-Qualified Stock Option Award Agreement under Neose Technologies, Inc. 2004 Equity Incentive Plan.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Filed herewith.

††                                  Compensation plans and arrangements for executives and others.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOSE TECHNOLOGIES, INC.

Date:	May 8, 2008	By:	/s/ A. Brian Davis
A. Brian Davis
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

Exhibit Index

Exhibit	Description

10.1	Commercial Insurance Premium Finance and Security Agreement between Neose Technologies, Inc. and Cananwill, Inc. dated March 12, 2008.

10.2	Form of Change of Control Agreement between Neose Technologies, Inc. and Certain Executive Officers.

10.3	Form of Non-Qualified Stock Option Award Agreement under Neose Technologies, Inc. 2004 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.