Form 10-Q
period 2008-06-30
NEOSE TECHNOLOGIES INC
filed 2008-08-07
CIK 877902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

Yes  ☐       No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  54,468,181 shares of common stock, $.01 par value, were outstanding as of August 01, 2008.

NEOSE TECHNOLOGIES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Neose Technologies, Inc.

Balance Sheets

(unaudited)

(in thousands, except per share amounts)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$11,430	$19,282
Accounts receivable, net	1,695	1,758
Prepaid expenses and other current assets	525	1,564
Total current assets	13,650	22,604
Property and equipment, net	12,774	13,564
Other assets	71	71
Total assets	$26,495	$36,239
Liabilities and Stockholders’ Equity
Current liabilities:
Note payable	$237	$—
Current portion of long-term debt and capital lease obligations	158	658
Accounts payable	929	1,309
Accrued compensation	843	872
Accrued expenses	2,076	2,977
Deferred revenue	938	1,517
Total current liabilities	5,181	7,333
Warrant liability	638	4,205
Long-term debt and capital lease obligations	150	182
Deferred revenue	7,772	5,055
Other liabilities	563	548
Total liabilities	14,304	17,323
Stockholders’ equity:
Preferred stock, par value $.01 per share, 5,000 shares authorized, none issued	—	—
Common stock, par value $.01 per share, 150,000 shares authorized; 54,468 shares issued and outstanding	545	545
Additional paid-in capital	313,440	313,216
Accumulated deficit	(301,794)	(294,845)
Total stockholders’ equity	12,191	18,916
Total liabilities and stockholders’ equity	$26,495	$36,239

The accompanying notes are an integral part of these financial statements.

Neose Technologies, Inc.

Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue from collaborative agreements	$1,573	$2,231	$5,685	$3,468
Operating expenses:
Research and development	3,920	7,742	11,681	17,554
General and administrative	2,091	2,548	5,041	5,513
Total operating expenses	6,011	10,290	16,722	23,067
Operating loss	(4,438)	(8,059)	(11,037)	(19,599)
(Increase) decrease in fair value of warrant liability	(228)	1,920	3,567	(4,430)
Interest income	85	502	247	774
Interest expense	(12)	(48)	(29)	(88)
Loss before income tax benefit	(4,593)	(5,685)	(7,252)	(23,343)
Income tax benefit	—	533	303	533
Net loss	$(4,593)	$(5,152)	$(6,949)	$(22,810)
Basic and diluted net loss per share	$(0.08)	$(0.09)	$(0.13)	$(0.50)
Weighted-average shares outstanding used in computing basic and diluted net loss per share	54,468	54,402	54,468	45,995

The accompanying notes are an integral part of these financial statements.

Neose Technologies, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Six months ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(6,949)	$(22,810)
Adjustments to reconcile net loss to net cash used in operating activities:
(Decrease) increase in fair value of warrant liability	(3,567)	4,430
Depreciation and amortization expense	819	1,034
Non-cash compensation expense	224	1,107
Non-cash rent expense	—	130
Loss on disposition of property and equipment	4	4
Changes in operating assets and liabilities:
Accounts receivable	63	(3,771)
Prepaid expenses and other current assets	1,039	(208)
Other assets	—	(16)
Accounts payable	(380)	(702)
Accrued compensation	(29)	(676)
Accrued expenses	(901)	1,463
Deferred revenue	2,138	1,459
Other liabilities	15	19
Net cash used in operating activities	(7,524)	(18,537)
Cash flows from investing activities:
Purchases of property and equipment	(33)	(3,389)
Net cash used in investing activities	(33)	(3,389)
Cash flows from financing activities:
Proceeds from issuance of debt	370	367
Repayments of debt	(665)	(856)
Proceeds from issuance of common stock and warrants, net	—	40,486
Net cash (used in) provided by financing activities	(295)	39,997
Net (decrease) increase in cash and cash equivalents	(7,852)	18,071
Cash and cash equivalents, beginning of period	19,282	16,388
Cash and cash equivalents, end of period	$11,430	$34,459

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

GlycoPEG-GCSF is a long-acting version of granulocyte colony stimulating factor (G-CSF) that we are co-developing with BioGeneriX AG, a company of the ratiopharm Group. G-CSF is prescribed to stimulate production of neutrophils (a type of white blood cell) and is approved for sale in major markets around the world for treatment of neutropenia associated with myelosuppressive chemotherapy.  In June 2008, BioGeneriX initiated a Phase II study to evaluate the safety and efficacy of GlycoPEG-GCSF for the treatment of neutropenia associated with myelosuppressive chemotherapy.  We expect completion of this Phase II study during the first half of 2009.  In November 2007, we reported data from two Phase I clinical trials.  That data demonstrated that GlycoPEG-GCSF is a potent stimulator of neutrophils and mobilizer of peripheral blood progenitor cells, and that at comparable doses to Neulasta® (Amgen’s marketed, long-acting G-CSF), GlycoPEG-GCSF demonstrated a 60% greater bioavailability, leading to a 30% increase in the generation of neutrophils.

GlycoPEG-FVIIa is a long-acting form of recombinant Factor VIIa that is being developed by our partner, Novo Nordisk A/S, utilizing our GlycoPEGylation technology.  Factor VIIa is used in the treatment of bleeding episodes and for the prevention of bleeding during surgery or invasive procedures in patients with congenital hemophilia with inhibitors to coagulation Factors VIII or IX.  In June 2008, Novo Nordisk completed an initial Phase I clinical study that assessed the safety and pharmacokinetics of GlycoPEG-FVIIa in healthy volunteers.  In the trial, a significant prolongation of the half-life of GlycoPEG-FVIIa was observed.  Novo Nordisk is also developing long-acting forms of recombinant Factor VIII and recombinant Factor IX utilizing our GlycoPEGylation technology. Factor VIII products are used in the treatment of Hemophilia A, and Factor IX products are used in the treatment of Hemophilia B.

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

We have incurred losses each year since inception. As of June 30, 2008, we had an accumulated deficit of $301,794. We expect to spend significant amounts on research and development for our proprietary drug candidates and technology, maintenance of our intellectual property position, and our business development and commercialization efforts. Given our planned level of operating expenses, we expect to continue incurring losses for some time.

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

On February 19, 2008, we received notice from The NASDAQ Stock Market LLC (“NASDAQ”) stating that for 30 consecutive business days the bid price for our common stock has closed below the minimum $1.00 per share required for continued listing on the NASDAQ Global Market.  As a result, we no longer meet NASDAQ’s continued listing criteria and have 180 calendar days, or until August 18, 2008, to regain compliance.  Our shares will continue to trade on the NASDAQ Global Market during the 180-day period.  We may receive an additional 180-day compliance period if we meet all of the initial listing requirements for the NASDAQ Capital Market, except for the bid price requirement.  We currently intend to submit an application to transfer to the NASDAQ Capital Market prior to August 18, 2008.  If NASDAQ approves the transfer application, we will be afforded the additional compliance period of 180 calendar days following August 18, 2008, or until February 16, 2009, to regain compliance with the minimum bid price requirement of the NASDAQ Capital Market.  If we fail to regain compliance with the minimum bid price requirement prior to February 16, 2009, or if we fail to meet the initial listing requirements for inclusion on the NASDAQ Capital Market on August 18,

Neose Technologies, Inc.

Notes to Financial Statements
(unaudited)

(in thousands, except per share amounts)

2008, NASDAQ will provide us with written notification that our common stock will be delisted from NASDAQ.  At that time, we may appeal the delisting determination to a NASDAQ Listings Qualification Panel pursuant to applicable NASDAQ rules, and our common stock would remain listed until completion of the appeal process.  We intend to pursue all available options to regain compliance with the NASDAQ continued listing requirements during the applicable compliance or appeal periods.

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

2.              Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for presentation of interim financial statements. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented. In our opinion, however, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. You should not base your estimate of our results of operations for 2008 solely on our results of operations for the six months ended June 30, 2008. You should read these unaudited financial statements in combination with the other Notes in this section; the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2 of this Form 10-Q; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

In connection with the March 2007 equity financing, we were obligated to file a registration statement with the SEC for the registration of the total number of shares sold to the

Neose Technologies, Inc.

Notes to Financial Statements
(unaudited)

(in thousands, except per share amounts)

investors and shares issuable upon exercise of the warrants. We are required under an agreement to use commercially reasonable efforts to cause the registration statement to be declared effective by the SEC, which we accomplished in May 2007, and to remain continuously effective until such time when all of the registered shares are sold. In the event we fail to meet various legal requirements in regards to the registration statement, we will be obligated to pay the investors, as partial liquidated damages and not as a penalty, an amount in cash equal to 1% of the aggregate purchase price paid by investors for each monthly period that the registration statement is not effective, up to 24%. We follow Financial Accounting Standards Board (FASB) Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (EITF 00-19-2), which specifies that registration payment arrangements should play no part in determining the initial classification of, and subsequent accounting for, securities to which the payments relate. Contingent obligations in a registration payment arrangement are separately analyzed under Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. If we determine a registration payment arrangement in connection with the securities issued in March 2007 is probable and can be reasonably estimated, a liability will be recorded. As of June 30, 2008, we concluded the likelihood of having to make any payments under the arrangements was remote, and therefore did not record any related liability.

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

Comprehensive Loss

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes to equity that are not included in net income (loss). Our comprehensive loss for the three and six months ended June 30, 2008 was comprised only of our net loss, and was $4,593 and $6,949, respectively. Our comprehensive loss for the three and six months ended June 30, 2007 was comprised only of our net loss, and was $5,152 and $22,810, respectively.

Neose Technologies, Inc.

Notes to Financial Statements
(unaudited)

(in thousands, except per share amounts)

Fair Value of Financial Instruments

The fair value of financial instruments is the amount for which instruments could be exchanged in a current transaction between willing parties. As of June 30, 2008, the carrying values of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and accrued compensation equaled or approximated their respective fair values because of the short duration of these instruments. The fair value of our debt and capital lease obligations was estimated by discounting the future cash flows of each instrument at rates recently offered to us for similar debt instruments offered by our lenders. As of June 30, 2008, the fair and carrying values of our debt and capital lease obligations were $543 and $545, respectively.

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

Neose Technologies, Inc.

Notes to Financial Statements
(unaudited)

(in thousands, except per share amounts)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Although SFAS No. 157 does not require any new fair value measurements, its application may, for some entities, change current practices related to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP FAS 157-1) and FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2).  FSP FAS 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP FAS 157-2 defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We adopted SFAS No. 157, as it applies to our financial instruments, effective January 1, 2008 and the adoption has had no effect on our financial statements and related disclosures.

4.              Supplemental Disclosure of Cash Flow Information

The following table contains additional cash flow information for the periods reported:

	Six months ended
	June 30,
	2008	2007
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$31	$88
Non-cash investing activities:
Decrease in accrued property and equipment included in accounts payable and accrued expenses	$—	$(1,747)
Assets acquired under capital leases	$—	$373
Non-cash financing activities:
Initial measurement of warrant liability (see Note 10)	$—	$10,765

Neose Technologies, Inc.

Notes to Financial Statements

(unaudited)

(in thousands, except per share amounts)

5.              Accounts Receivable

                Accounts receivable consisted of the following:

	June 30, 2008	December 31, 2007
Billed receivables	$786	$670
Unbilled receivables	909	1,107
	1,695	1,777
Less allowance for doubtful accounts	—	(19)
	$1,695	$1,758

6.              Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2008	December 31, 2007
Prepaid insurance	$253	$57
Prepaid maintenance agreements	100	159
Prepaid contract research and development services	16	1,008
Prepaid clinical trials and non-clinical studies	—	113
Other prepaid expenses	156	227
	$525	$1,564

7.              Property and Equipment

Property and equipment consisted of the following:

	June 30, 2008	December 31, 2007
Leasehold improvements	$12,996	$12,984
Laboratory, manufacturing, and office equipment	6,935	6,960
	19,931	19,944
Less accumulated depreciation and amortization	(7,157)	(6,380)
	$12,774	$13,564

As of June 30, 2008 and December 31, 2007, laboratory, manufacturing, and office equipment included $495 of assets acquired under capital leases. Accumulated depreciation and

Neose Technologies, Inc.

Notes to Financial Statements

(unaudited)

(in thousands, except per share amounts)

amortization as of June 30, 2008 and December 31, 2007 included $204 and $148, respectively, related to assets acquired under capital leases. Depreciation expense, which includes amortization of assets acquired under capital leases, was $819 and $911 for the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008, we disposed of fully depreciated assets that had original acquisition values of $40.  We recorded losses on disposition of property and equipment of $4 each during the six months ended June 30, 2008 and 2007, for which we did not receive any proceeds from the dispositions.  During the six months ended June 30, 2007, we capitalized $9 of interest expense in connection with our facility improvement projects.  We did not capitalize any interest expense incurred during the six months ended June 30, 2008.

8.              Debt and Capital Lease Obligations

Debt and capital lease obligations consisted of the following:

	June 30, 2008	December 31, 2007
Notes payable to equipment lender, secured by equipment and facility improvements, interest rates from 9.1% to 9.5%, due 2008	$78	$327
Term loan from landlord (unsecured), annual interest at 13.0%, final payment made June 2008	—	195
Note payable, secured by insurance policies, annual interest at 4.1%, due January 2009	237	—
Subtotal	315	522
Capital lease obligations	230	318
Total debt	545	840
Less note payable, secured by insurance policies	(237)	—
Less current portion	(158)	(658)
Total debt, net of current portion	$150	$182

Note Payable Secured by Insurance Policies

In March 2008, we borrowed $370 to finance insurance policy premiums due on certain insurance policies. The insurance policy premiums, net of amortization, are included in prepaid expenses and other current assets on our Balance Sheets at June 30, 2008 (see Note 6). We are required to pay $34 of principal and interest during each of the eleven months beginning on March 15, 2008 and ending on January 15, 2009.  To secure payment of the amounts financed, we granted the lender a security interest in (a) all unearned premiums or dividends payable under the policies, (b) loss payments which may reduce the unearned premiums, subject to any mortgagee or loss payee interests, and (c) any interest in any state guarantee fund relating to the policies.

Neose Technologies, Inc.

Notes to Financial Statements

(unaudited)

(in thousands, except per share amounts)

9.              Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2008	December 31, 2007
Professional fees	$1,137	$788
Clinical trials and non-clinical studies	$733	1,544
Contract research and development services	206	390
Other expenses	—	255
	$2,076	$2,977

10.       Warrant Liability

In March 2007, we sold, through a private placement, 21,415 shares of our common stock and warrants to purchase 9,637 shares of our common stock with an exercise price of $1.96 (see Note 11). The warrants have a five-year term and are immediately exercisable. The warrant agreement contains a net cash settlement provision, which is available to the warrant holders at their option, in certain change of control circumstances. As of June 30, 2008, the net cash settlement value of the warrants was $1,887.

As a result of the net cash settlement provision, under EITF 00-19, the warrants are required to be classified as a liability at their current fair value in our Balance Sheets, estimated using the Black-Scholes option-pricing model. Warrants that are classified as a liability are revalued at each reporting date until the warrants are exercised or expire with changes in the fair value reported in our Statements of Operations as non-operating income or expense. Accordingly, we recorded non-operating expense of $228 during the three months ended June 30, 2008 and non-operating income of $3,567 during the six months ended June 30, 2008.  We recorded non-operating income of $1,920 during the three months ended June 30, 2007 and non-operating expense of $4,430 during the six months ended June 30, 2007.  The aggregate fair value and the assumptions used for the Black-Scholes option-pricing models as of March 13, 2007, June 30, 2007, December 31, 2007 and June 30, 2008 were as follows:

	March 13, 2007	June 30, 2007	December 31, 2007	June 30, 2008
Aggregate fair value	$10,765	$15,195	$4,205	$638
Expected volatility	75%	68%	69%	84%
Remaining contractual term (years)	5.0	4.7	4.2	3.7
Risk-free interest rate	4.4%	4.9%	3.3%	3.1%
Expected dividend yield	0%	0%	0%	0%
Common stock price	$1.79	$2.46	$1.07	$0.30

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

12.       Equity-based Compensation

The following table summarizes the status of stock options as of June 30, 2008 and changes during the six months then ended:

	Shares	Weighted- average exercise price	Aggregate intrinsic value	Weighted- average remaining contractual life (years)
Outstanding at January 1, 2008	4,568	$8.07
Granted	942	0.68
Exercised	—	—
Forfeited	(318)	2.93
Expired	(866)	9.78
Outstanding at June 30, 2008	4,326	$6.50	$—	6.9
Vested at June 30, 2008 and expected to vest	3,489	$7.64	$—	6.5
Exercisable at June 30, 2008	2,752	$9.38	$—	5.8

Fair Value Disclosures

During the three and six months ended June 30, 2008, we recorded $128 and $224 of compensation cost for share-based payments, respectively, in our Statements of Operations.  During the three and six months ended June 30, 2007, we recorded $641 and $1,107 of compensation cost for share-based payments in our Statement of Operations.  There were no stock options granted during the three months ended June 30, 2008.  The weighted-average fair value of stock options granted during the three months ended June 30, 2007 was $1.54.  The weighted-average fair value of stock options granted during the six months ended June 30, 2008 and 2007 was $0.46 and $1.63, respectively.  There were no stock options exercised during the three months ended June 30, 2008.  The total intrinsic values of stock options exercised during the three months ended June 30, 2007 was $4.

Neose Technologies, Inc.

Notes to Financial Statements

(unaudited)

(in thousands, except per share amounts)

The fair value of share-based awards is recognized as expense over the requisite service period, net of estimated forfeitures. We rely primarily on historical experience to estimate expected forfeitures and adjust the annualized forfeiture rate if our historical experience indicates that an adjustment is necessary. During the first quarter of each year, we re-evaluate our forfeiture rate. For the three and six months ended June 30, 2008, based on our historical experience of option pre-vesting cancellations, we have assumed an annualized forfeiture rate of 34% for our stock options granted to individuals not terminated as a result of a restructuring of our operations (see Note 14). For employees terminated as a result of the restructurings in 2008, 2007 and 2006, we have assumed an annualized forfeiture rate of 100%. For the three and six months ended June 30, 2007, we assumed an annualized forfeiture rate of 17% for our stock options granted to individuals not terminated as a result of a restructuring of our operations (see Note 14).  Under the provisions of SFAS No. 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

As of June 30, 2008, there was $434 of total unrecognized compensation cost, which includes the impact of expected forfeitures, related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units

A summary of the status of RSUs as of June 30, 2008, and changes during the six months then ended, is presented in the following table:

	Shares	Weighted- average grant-date fair value	Aggregate intrinsic value
Outstanding at January 1, 2008	34	$2.44
Awarded	—	—
Settled	—	—
Forfeited	—	—
Outstanding at June 30, 2008	34	$2.44	$10
Vested at June 30, 2008 and expected to vest	34	$2.44	$10

During the six months ended June 30, 2007, we recorded $6 of expense for RSUs. All RSUs were vested as of December 31, 2007.

Neose Technologies, Inc.

Notes to Financial Statements

(unaudited)

(in thousands, except per share amounts)

13.       Collaborative Agreements and Significant Customer Concentration

A summary of revenue recognized under our collaborative agreements during the three and six months ended June 30, 2008 and 2008 is presented in the following table:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Novo Nordisk
Research and development funding	$809	$1,578	$3,490	$2,134
License fees	212	165	386	313
	1,021	1,743	3,876	2,447
BioGeneriX
Research and development funding	538	474	1,781	993
License fees	14	14	28	28
	552	488	1,809	1,021
	$1,573	$2,231	$5,685	$3,468

Novo Nordisk A/S Agreements

We have agreements with Novo Nordisk A/S to use our proprietary GlycoPEGylation technology to develop and commercialize next-generation versions of recombinant Factors VIIa, VIII and IX, one of which, Factor VIIa, is currently marketed by Novo Nordisk. Under these agreements, we received a non-refundable, upfront fee of $4,300, which is being amortized to revenue over the expected performance period. Novo Nordisk is responsible for funding our research and development activities under the agreements, and we may receive up to $52,200 in milestone payments based on the progress of the programs.

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

Notes to Financial Statements

(unaudited)

(in thousands, except per share amounts)

14.       Restructurings and Employee Severance Costs

2008 Restructuring

In January 2008, we announced the discontinuation of further development of NE-180 our product candidate intended for the treatment of anemia in patients with chronic kidney disease and cancer patients receiving chemotherapy. The decision to discontinue development was not due to any safety or efficacy concerns about NE-180, but was based on an evaluation of commercial prospects and the likelihood of entering into a timely collaboration for the compound in the context of increased safety concerns in the ESA category. In connection with the discontinuation of the NE-180 program, we reduced our workforce by approximately 35% (2008 Restructuring). Our net loss for the six months ended June 30, 2008 included $872 of employee severance costs related to the workforce reduction, of which $221 was included in research and development expenses and $651 was included in general and administrative expenses.  Of these amounts, $15 remained unpaid and was included in accrued compensation on our Balance Sheets as of June 30, 2008. The employee severance costs for the 2008 Restructuring were payable pursuant to an employee severance plan established in August 2005 except for one employee who’s severance costs were payable pursuant to her change of control agreement.

In connection with the 2008 Restructuring, we committed to pay future cash retention bonuses to certain employees who were not given notice of termination in January 2008, contingent on their not voluntarily terminating their employment prior to November 28, 2008. Our net loss for the three and six months ended June 30, 2008 included $65 and $108 of expense related to these cash retention bonuses, respectively, of which $42 and $70 was included in research and development expense, respectively, and $23 and $38 was included in general and administrative expenses, respectively. We also granted stock options to all employees as part of an employee retention program. These options will vest 50% on August 4, 2008 for all holders who had not voluntarily terminated their employment prior to that date, and will vest 50% on February 4, 2009 for all holders who have not voluntarily terminated their employment prior to that date. The aggregate fair market value of the options was $247, which is being recognized ratably, net of forfeitures, as compensation expense over the vesting period.

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

Neose Technologies, Inc.

Notes to Financial Statements

(unaudited)

(in thousands, except per share amounts)

In connection with the 2007 Restructuring, we committed to pay future cash retention bonuses to certain employees who were not given notice of termination in March 2007, contingent on their not voluntarily terminating their employment prior to December 31, 2007. Our net loss for the six months ended June 30, 2007 included $120 of expense related to these cash retention bonuses, of which $79 was included in research and development expense and $41 was included in general and administrative expenses. All of these cash retention bonuses were paid by December 31, 2007. We also granted stock options to all employees as part of an employee retention program. These options vested 50% on September 27, 2007 for all holders who had not voluntarily terminated their employment prior to that date, and 50% on March 27, 2008 for all holders who had not voluntarily terminated their employment prior to that date. The aggregate fair market value of the options was $1,332, which was recognized ratably, net of forfeitures, as compensation expense over the vesting period.

15.       Income Tax Benefit

During the six months ended June 30, 2008, we sold Pennsylvania research and development tax credits, resulting in the recognition of $303 of income tax benefit.  During the three months ended June 30, 2007, we sold additional Pennsylvania research and development tax credits, resulting in the recognition of $533 of income tax benefit.

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

•                  expectations regarding net cash utilization and changes in operating expenses;

•                  expectations regarding our stock price and continued listing on NASDAQ;

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

You should read this section in combination with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2007, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

GlycoPEG-GCSF is a long-acting version of G-CSF that we are co-developing with BioGeneriX AG, a company of the ratiopharm Group.  G-CSF is prescribed to stimulate production of neutrophils (a type of white blood cell) and is approved for sale in major markets around the world for treatment of neutropenia associated with myelosuppressive chemotherapy.  In June 2008, BioGeneriX initiated a Phase II study to evaluate the safety and efficacy of GlycoPEG-GCSF for the treatment of neutropenia associated with myelosuppressive chemotherapy.  The study will compare three doses of GlycoPEG-GCSF to the standard, fixed 6 mg dose of Neulasta®.  In addition to safety and tolerability, the study will evaluate the duration of severe neutropenia in cycle 1, defined as grade 4 neutropenia (ANC < 0.5 x 109/L) and the incidence of febrile neutropenia in cycles 1, 2, 3 and 4 and across all cycles.  We expect completion of this Phase II study during the first half of 2009.  In November 2007, we reported data from two Phase I clinical trials. That data demonstrated that GlycoPEG-GCSF is a potent stimulator of neutrophils and mobilizer of peripheral blood progenitor cells, and that at comparable doses to Neulasta® (Amgen’s marketed, long-acting G-CSF), GlycoPEG-GCSF demonstrated a 60% greater bioavailability, leading to a 30% increase in the generation of neutrophils.

GlycoPEG-FVIIa is a long-acting form of recombinant Factor VIIa that is being developed by our partner, Novo Nordisk, utilizing our GlycoPEGylation technology.  Factor VIIa is used in the treatment of bleeding episodes and for the prevention of bleeding during surgery or invasive procedures in patients with congenital hemophilia with inhibitors to coagulation Factors VIII or IX.  In June 2008, Novo Nordisk completed an initial Phase I clinical study that assessed the safety and pharmacokinetics of GlycoPEG-FVIIa in healthy volunteers.  In the trial a significant prolongation of the half-life of GlycoPEG-FVIIa was observed.  Novo Nordisk is also developing long-acting forms of recombinant Factor VIII and recombinant Factor IX utilizing our GlycoPEGylation technology.  Factor VIII products are used in the treatment of Hemophilia A, and Factor IX products are used in the treatment of Hemophilia B.

In January 2008, we announced the discontinuation of further development of GlycoPEG-EPO (NE-180), our product candidate intended for the treatment of anemia in patients with chronic kidney disease and cancer patients receiving chemotherapy.  The decision to discontinue development was not due to any safety or efficacy concerns about NE-180, but was based on an evaluation of commercial prospects and the likelihood of entering into a timely collaboration for the compound in the context of increased safety concerns in the erythropoiesis-stimulating agent (ESA) category.  In connection with the discontinuation of the NE-180 program, we reduced our workforce by approximately 35%.  These actions allowed us to significantly reduce our expected cash expenditures and extend our cash runway by approximately one year.   We anticipate paying cash severance benefits of approximately $0.9 million in connection with the workforce reduction, all of which was paid out during the six months ended June 30, 2008 except for $15,000.

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

We have incurred operating losses each year since our inception.  As of June 30, 2008, we had an accumulated deficit of $301.8 million. We expect additional losses over the next several years as we continue product research and development efforts and expand our intellectual property portfolio. We have financed our operations through private and public offerings of equity securities, proceeds from debt financings, and revenues from our collaborative agreements.

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

Our common stock is currently listed on the Global Market of The NASDAQ Stock Market LLC.  On February 19, 2008, we received a Staff Deficiency Letter from The NASDAQ Stock Market LLC stating that for the last 30 consecutive business days the bid price of our common stock has closed below the minimum $1.00 per share required for continued inclusion on the NASDAQ Global Market.  As a result, we no longer meet NASDAQ’s continued listing criteria and have 180 calendar days, or until August 18, 2008, to regain compliance.  Our shares will continue to trade on the NASDAQ Global Market during the 180-day period.  We may receive an additional 180-day compliance period if we meet all of the initial listing requirements for the NASDAQ Capital Market, except for the bid price requirement.  We currently intend to submit an application to transfer to the NASDAQ Capital Market prior to August 18, 2008.  If NASDAQ approves the transfer application, we will be afforded the additional compliance period of 180 calendar days following August 18, 2008, or until February 16, 2009, to regain compliance with the minimum bid price requirement of the NASDAQ Capital Market.  If we fail to regain compliance with the minimum bid price requirement prior to February 16, 2009, or if we fail to meet the initial listing requirements for inclusion on the NASDAQ Capital Market on August 18, 2008, NASDAQ will provide us with written notification that our common stock will be delisted from NASDAQ.  At that time, we may appeal the delisting determination to a NASDAQ Listings Qualification Panel pursuant to applicable NASDAQ rules, and our common stock would remain listed until completion of the appeal process.  We intend to pursue all available options to regain compliance with the NASDAQ continued listing requirements during the applicable compliance or appeal periods.  The delisting of our common stock would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock.

If delisted from NASDAQ, our common stock will likely be quoted in the over-the-counter market in the so-called “pink sheets” or quoted in the OTC Bulletin Board.  In addition, our common stock would be subject to the rules promulgated under the Securities Exchange Act of 1934 relating to “penny stocks.”  These rules require brokers who sell securities that are subject to the rules, and who sell to persons other than established customers and institutional accredited investors, to complete required documentation, make suitability inquiries of investors and provide investors with information concerning the risks of trading in the security.  These requirements could make it more difficult to buy or sell our common stock in the open market.  In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all.  Delisting from NASDAQ could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest, fewer business development opportunities, and potential contract claims.

Liquidity and Capital Resources

Overview

We had $11.4 million in cash and cash equivalents as of June 30, 2008, compared to $19.3 million as of December 31, 2007. The decrease was due to the continued funding of our operating activities, including the costs associated with the discontinuation of our NE-180 program, and debt repayments. We anticipate the average quarterly spending, net of cash expected to be received for research and development funding reimbursement and milestone payments from our collaborators, for the remainder of 2008 to be approximately $3.0 million to fund our operating activities, capital expenditures and debt repayments, without giving effect to the impact of entering into any new collaborative agreements.

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

Operating Activities

Net cash used in operating activities was $7.5 million and $18.5 million during the six months ended June 30, 2008 and 2007, respectively. Our net loss for the six months ended June 30, 2008 and 2007, was $6.9 million and $22.8 million, respectively.  Our net loss for the six months ended June 30, 2008 included non-cash income of $3.6 million relating to a decrease in the fair value of our warrant liability.  Our net loss for the six months ended June 30, 2007 included non-cash expense of $4.4 million from the increase in the fair value of our warrant liability. Revenues were $2.2 million higher in 2008 compared to 2007 primarily due to the reimbursement of research and development costs under our collaborations with Novo Nordisk and BioGeneriX.  During the six months ended June 30, 2008, we received $3.2 million of milestone payments from one of our collaborators, which also contributed to the reduction of cash used compared to the same period in 2007.  Research and development costs decreased by $5.9 million from 2008 to 2007, due to the discontinuation of our NE-180 program and were partially offset by $1.1 million increased external costs incurred under our collaborations with Novo Nordisk and BioGeneriX. Fluctuations in operating items vary period-to-period due to, among other factors, the timing of research and development activities, such as the initiation and progress of clinical trials and non-clinical studies.

Investing Activities

During the six months ended June 30, 2008 and 2007, we invested $33,000 and $3.4 million, respectively, in property and equipment. In February 2007, we completed construction of leasehold improvements to a facility that we lease in Horsham, Pennsylvania (Rock Road Facility). We anticipate additional capital expenditures during the remainder of 2008 of approximately $0.1 million to $0.2 million. We may finance some or all of these capital expenditures through capital leases or the issuance of new debt or equity. The terms of any new debt could require us to maintain a minimum cash and investments balance, or to transfer cash into an escrow account to collateralize some portion of the debt, or both.

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

Debt Financing Activities

Our total debt decreased to $0.5 million as of June 30, 2008, compared to $0.8 million as of December 31, 2007.  This decrease primarily resulted from planned debt principal repayments of $0.7 million and was partially offset by $0.4 million in proceeds from the issuance of debt to finance insurance policy premiums.

Note Payable Secured by Insurance Policies

In March 2008, we borrowed $0.4 million to finance insurance policy premiums due on certain insurance policies. The insurance policy premiums, net of amortization, are included in prepaid expenses and other current assets on our Balance Sheets as of June 30, 2008. We are required to pay $34,000 of principal and interest during each of the eleven months beginning on March 15, 2008 and ending on January 15, 2009. The interest is calculated based on an annual percentage rate of 4.1%. To secure payment of the amounts financed, we granted the lender a security interest in (a) all unearned premiums or dividends payable under the policies, (b) loss payments which may reduce the unearned premiums, subject to any mortgagee or loss payee interests, and (c) any interest in any state guarantee fund relating to the policies.

Equipment Loans

As of June 30, 2008, we owed $0.1 million to an equipment lender that financed the purchase of certain equipment and facility improvements, which collateralize the amounts borrowed. Our last payment is scheduled for September 2008, and interest rates applicable to the equipment loans range from 9.1% to 9.5%. During the twelve months ending June 30, 2009, we will make principal and interest payments totaling $0.1 million under these agreements.

Capital Lease Obligations

The terms of our capital leases require us to make monthly payments through February 2012. As of June 30, 2008, the present value of aggregate minimum lease payments under these agreements was $0.3 million. Under these agreements, we will be required to make lease payments totaling $0.1 million during the twelve months ending June 30, 2009.

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

Summary of Contractual Obligations

A summary of our obligations to make future payments under contracts existing as of December 31, 2007 is included in Item 7, Management’s Discussion and Analysis of Financial

Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2007. The Liquidity and Capital Resources section of this Form 10-Q describes obligations from any material contracts entered into during the six months ended June 30, 2008.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect that is material to investors on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2007.  Except as described below, there have not been any changes or additions to our critical accounting policies during the six months ended June 30, 2008.

Stock-based Employee Compensation

The fair value of share-based awards is recognized as expense over the requisite service period, net of estimated forfeitures. We rely primarily on historical experience to estimate expected forfeitures and adjust the annualized forfeiture rate if our historical experience indicates that an adjustment is necessary. During the first quarter of each year, we re-evaluate our forfeiture rate. For the six months ended June 30, 2008, based on our historical experience of option pre-vesting cancellations, we have assumed an annualized forfeiture rate of 34% for our stock options granted to individuals not terminated as a result of a restructuring of our operations. For employees terminated as a result of the restructurings in 2008, 2007 and 2006, we have assumed an annualized forfeiture rate of 100%. For the six months ended June 30, 2007, we assumed an annualized forfeiture rate of 17% for our stock options granted to individuals not terminated as a result of a restructuring of our operations.  Under the provisions of SFAS No. 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Results of Operations

We recorded a net loss of $4.6 million and $6.9 million during the three and six months ended June 30, 2008, respectively, compared to net losses of $5.2 million and $22.8 million for the corresponding periods in 2007.  The following sections explain the changes between the reporting periods in each component of net loss.

Revenue from Collaborative Agreements

Our revenue from collaborative agreements has historically been derived from a few major collaborators. Our collaborative agreements provide for some or all of the following elements: license fees, research and development funding, milestone revenues, and royalties on product sales. A summary of revenue recognized under our collaborative agreements during the three and six months ended June 30, 2008 and 2007 is presented in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Novo Nordisk
Research and development funding	$809	$1,578	$3,490	$2,134
License fees	212	165	386	313
	1,021	1,743	3,876	2,447
BioGeneriX
Research and development funding	538	474	1,781	993
License fees	14	14	28	28
	552	488	1,809	1,021
	$1,573	$2,231	$5,685	$3,468

Revenue from collaborative agreements during the three and six months ended June 30, 2008 was $1.6 million and $5.7 million, respectively, compared to $2.2 million and $3.5 million for the corresponding periods in 2007.  The decrease in revenue for the three month period ended June 30, 2008 compared to 2007 was primarily due to an $0.8 million decrease in research and development funding from Novo Nordisk.  The increase in revenue for the six month period ended June 30, 2008 compared to 2007 was due to increased research and development funding from both Novo Nordisk and BioGeneriX.

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

In January 2008, we announced the discontinuation of further development of NE-180, our product candidate intended for the treatment of anemia in patients with chronic kidney disease and cancer patients receiving chemotherapy.  The decision to discontinue development was not due to any safety or efficacy concerns about NE-180, but was based on an evaluation of commercial prospects and the likelihood of entering into a timely collaboration for the compound in the context of increased safety concerns in the ESA category.  Throughout 2007 we incurred costs for the development of NE-180, including process, non-clinical and clinical development. During the three and six months ended June 30, 2008, we incurred external costs of $0.8 million and $2.1 million, respectively, related to the cessation of clinical development activities for NE-180.

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

A summary of research and development expenses during the three and six months ended June 30, 2008 and 2007 is presented in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Payroll	$882	$1,424	$2,262	$4,061
Facilities	417	386	815	1,005
Clinical and non-clinical studies (NE-180)	656	1,161	2,387	2,700
Purchased materials:
GlycoPEG-GCSF	453	396	1,446	869
Hemostasis compounds	358	1,456	2,272	1,781
NE-180	119	1,114	352	3,205
Laboratory supplies, maintenance, outside services, and consulting	414	893	877	2,176
Funded research and license fees	201	187	444	402
Depreciation and stock compensation	420	725	826	1,355
	$3,920	$7,742	$11,681	$17,554

Our research and development expenses during the three months ended June 30, 2008 were $3.9 million compared to $7.7 million for the corresponding period in 2007.  The decrease during the 2008 period as compared to the 2007 period was primarily due to $1.5 million of lower external costs incurred for the NE-180 program during the 2008 period, $1.1 million of lower purchased material costs incurred for our hemostasis compound programs during the 2008 period, $0.8 million of lower payroll and stock compensation resulting from the restructurings that were implemented in 2007 and 2008, and $0.5 million of lower supplies, maintenance costs and lab services related to lower staffing levels.

Our research and development expenses during the six months ended June 30, 2008 were $11.7 million compared to $17.6 million for the corresponding period in 2007.  The decrease in research and development expenses during the 2008 period as compared to the 2007 period was primarily due to $3.2 million of lower external costs incurred for the NE-180 program during the 2008 period, $2.5 million of lower payroll, stock compensation and facilities costs resulting from the restructurings that were implemented in 2007 and 2008, and $1.3 million of lower supplies, maintenance costs and lab services related to lower staffing levels. These decreases were partially offset by $1.1 million of additional purchased material costs incurred for our GlycoPEG-GCSF and hemostasis compound programs during the 2008 period.

Our current research and development projects are divided between two categories: (i) GlycoPEGylation and (ii) Other Glycotechnology Programs, which includes projects investigating opportunities to use our enzymatic technologies in other areas, such as glycolipids. The following chart sets forth our projects in each of these categories and the stage to which each has been developed:

Development Stage
GlycoPEGylation:
GlycoPEG-GCSF	Clinical (Phase II)
GlycoPEG-FVIIa	Clinical (Phase I)
GlycoPEG-FIX	Research
GlycoPEG-FVIII	Research
NE-180	Discontinued
Other Glycotechnology Programs:
Non-protein therapeutic applications	Research

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

Our research and development expenses include both direct expenses related to our research and development projects and indirect expenses.  Direct expenses include salaries and other costs of personnel, raw materials, and supplies for each project.  We may also incur third-party costs related to each project, such as clinical and non-clinical development costs, purchased materials, contract research, and consulting costs.  Indirect expenses include depreciation expense and the costs of operating and maintaining our facilities, property, and equipment, to the extent used for our research and development projects, as well as the costs of general management of our research and development projects.

GlycoPEGylation

Our GlycoPEGylation expenses result primarily from development activities, including process, clinical and non-clinical development, associated with our proprietary drug development programs. GlycoPEGylation expenses for the three months ended June 30, 2008 were $2.5 million compared to $5.9 million for the corresponding 2007 period.  These expenses decreased primarily due to $2.9 million of lower payroll and external costs incurred for the NE-180 program, $0.8 million of lower payroll and purchased material costs incurred in 2008 for our hemostasis compound programs compared to 2007, and were partially offset by $0.3 million of increased payroll and purchased material costs incurred in 2008 for our GlycoPEG-GCSF program compared to 2007.

GlycoPEGylation expense for the six months ended June 30, 2008 were $8.5 million compared to $12.4 million for the corresponding 2007 period.  These expenses decreased primarily due to $6.0 million of lower payroll and external costs incurred for the NE-180 program and were partially offset by $1.1 million of additional payroll and purchased material costs incurred in 2008 for our hemostasis compound programs compared to 2007 and $1.0 million of additional payroll and purchased material costs incurred in 2008 for our GlycoPEG-GCSF program compared to 2007.

Other Glycotechnology Programs

Research and development expenses related to our Other Glycotechnology Programs, were $23,000 and $36,000 for the three and six months ended June 30, 2008, respectively, compared to $3,000 and $38,000 for the corresponding periods in 2007.

Indirect expenses

The following table illustrates costs incurred during the three and six months ended June 30, 2008 and 2007 for indirect expenses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Indirect expenses:
Payroll	$280	$349	$895	$1,493
Facilities	417	386	815	1,005
Funded research and license fees	201	187	444	402
Depreciation and stock compensation	420	725	826	1,355
Other	116	212	150	889
	$1,434	$1,859	$3,130	$5,144

Indirect research and development expenses for the three and six months ended June 30, 2008 were $1.4 million and $3.1 million, respectively, compared to $1.9 million and $5.1 million for the corresponding periods in 2007.  The decrease during the three months ended June 30, 2008 compared to the corresponding 2007 period was primarily due to $0.4 million of lower payroll, and stock compensation resulting from the restructurings that were implemented in 2007 and 2008. The decrease during the six months ended June 30, 2008 compared to the corresponding 2007 period was primarily due to $1.1 million of lower payroll and stock compensation resulting from the restructurings that were implemented in 2007 and 2008, and $0.7 million of lower supplies, maintenance costs and lab services for the 2008 period compared to corresponding 2007 period related to lower staffing levels.

General and Administrative Expense

A summary of general and administrative expenses during the three and six months ended June 30, 2008 and 2007 is presented in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Payroll	$647	$1,022	$2,102	$2,195
Intellectual Property	385	415	1,078	1,018
Legal and Accounting	588	118	753	335
Depreciation and Stock Compensation	112	371	218	780
Other	359	622	890	1,185
	$2,091	$2,548	$5,041	$5,513

General and administrative expenses decreased during the three and six months ended June 30, 2008 to $2.1 million and $5.0 million, respectively, from $2.5 million and $5.5 million for the corresponding periods in 2007.  The decrease for the three months ended June 30, 2008 compared the corresponding 2007 period was primarily due to $0.6 million of lower payroll and stock compensation related to the restructurings that were implemented in 2007 and 2008 and by $0.3 million of lower other general and administrative costs and were partially offset by $0.5 million of higher legal costs.  The decrease for the six month periods ended June 30, 2008 compared to the corresponding 2007 period was primarily due to $0.5 million of lower stock compensation related to the restructurings implemented in 2007 and 2008 and $0.3 million of other general and administrative costs and was partially offset by $0.4 million of higher legal costs.  The six month periods ended June 30, 2008 and 2007 included $0.7 million and $0.1 million, respectively, of severance costs related to the restructurings implemented during those respective periods.

Other Income and Expense

In connection with the sale of our common stock and warrants to purchase shares of our common stock in March 2007, we recorded the warrants as a liability at their initial fair value using the Black-Scholes option-pricing model and revalue them at each reporting date until they are exercised or expire.  Changes in the fair value of the warrants are reported in our Statements of Operations as non-operating income or expense.  We recorded non-operating expense of $228 during the three months ended June 30, 2008 and non-operating income of $3,567 during the six months ended June 30, 2008 related to the increase and decrease in fair value of these warrants primarily as a result of an increase and a decrease in the market price of our common stock during the three and six months ended June 30, 2008, respectively.  We recorded non-operating income of $1,920 during the three months ended June 30, 2007 and non-operating expense of $4,430 during the six months ended June 30, 2007.  The market price for our common stock has been and may continue to be volatile.  Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of these warrants.

Interest income during the three and six months ended June 30, 2008 and 2007 was $85,000 and $247,000, respectively, compared to $502,000 and $774,000 for the corresponding periods in 2007.  The decrease during the 2008 period compared to the 2007 period was primarily due to lower cash balances for 2008.  Our interest income during the remainder of 2008 is difficult to project, and will depend largely on prevailing interest rates and whether we receive cash from entering into any new collaborative agreements or by completing any additional equity or debt financings during the year.

Interest expense during the three and six months ended June 30, 2008 and 2007 was $12,000 and $29,000, respectively, compared to $48,000 and $88,000 for the corresponding periods in 2007.  Lower average debt balances in the 2008 period accounted for the decrease.  Our interest expense during the remainder of 2008 is difficult to project and will depend on whether we enter into any new debt agreements.  See “Financing Activities – Debt Financing Activities” in the Liquidity and Capital Resources section of this Form 10-Q for a description of the material features of our debt financings.

During the six months ended June 30, 2008, we sold Pennsylvania research and development tax credits, resulting in the recognition of $303,000 of income tax benefit.  During the three months ended June 30, 2007, we sold Pennsylvania research and development tax credits, resulting in the recognition of $533,000 of income tax benefit.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Equity Price Risk

We are exposed to certain risks arising from changes in the price of our common stock, primarily due to the potential effect of changes in fair value of the warrant liability related to the warrants issued in March 2007. The warrant liability is revalued at its current fair value using the Black-Scholes option-pricing model at each reporting date until the warrants are exercised or expire, and is subject to significant increases or decreases in value due to the effects of changes in the price of our common stock at period end and the related calculation of volatility. Changes in the fair value of warrants are reported in our Statements of Operations as non-operating income or expense.  If the closing price of our common stock on June 30, 2008 had been 30% higher, the fair value of our warrant liability would have been $366,000 higher, which would have resulted in a $366,000 increase in our net loss for the three and six months ended June 30, 2008.  If the closing price of our common stock on June 30, 2008 had been 30% lower, the fair value of our warrant liability would have been $303,000 lower, which would have resulted in a $303,000 decrease in our net loss for the three and six months ended June 30, 2008.

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

PART II.        OTHER INFORMATION

Item 1A.         Risk Factors.

We require additional capital to fund our operations.  In the event that we determine that we are unable to secure additional funding when required, we will need to downsize or wind down our operations through liquidation, bankruptcy or a sale of our assets.

To date, we have funded our operations primarily through proceeds from the public and private placements of equity securities. We have also funded our operations to a lesser extent from proceeds from the sale of our former Witmer Road facility, property and equipment financing, interest earned on investments, corporate collaborations, and the sale of investments. As of June 30, 2008, we had $11.4 million of cash and cash equivalents.  We believe that our existing cash and cash equivalents, expected proceeds from collaborations and license arrangements, and interest income should be sufficient to meet our operating and capital requirements into the third quarter of 2009, although changes in our collaborative relationships or our business, whether or not initiated by us, may affect the rate at which we deplete our cash and cash equivalents.

We must obtain substantial additional financing in order to continue our operations beyond the expected time frame referenced above.  We may seek to raise these funds through asset sales, public or private equity offerings, debt financings, credit facilities, or corporate collaborations and licensing arrangements. We continue to monitor the state of the capital markets, as well as other avenues, for opportunities to raise additional financing.  There are no assurances that funding will be available when we need it on terms that we find favorable, if at all. In the event that we determine that we are unable to secure additional funding when required, we expect to downsize or wind down our operations through liquidation, bankruptcy or a sale of our assets.  Any decision to downsize or wind down our operations may occur at any point on or before the third quarter of 2009. Our present and future capital requirements, and our ability to raise additional capital, depend on many factors, including:

•                  the state of the capital markets for debt or equity financing;

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

If we raise additional capital by issuing equity securities, our existing stockholders’ percentage ownership will be reduced and they may experience substantial dilution. We may also issue equity securities that provide for rights, preference and privileges senior to those of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through asset sales or collaborations and licensing arrangements, we may be required to relinquish some rights to our technology or drug candidates, or to grant licenses on terms that are not favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop products and technologies, and otherwise respond to competitive pressures could be significantly delayed or limited, and we may need to downsize or halt our operations.

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

NEOSE TECHNOLOGIES, INC.

Date: August 7, 2008	By:	/s/ A. Brian Davis
A. Brian Davis
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

Exhibit Index

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.