Form 10-Q
period 2008-09-30
NEOSE TECHNOLOGIES INC
filed 2008-11-10
CIK 877902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

Yes   ☒    No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  54,473,919 shares of common stock, $.01 par value, were outstanding as of November 7, 2008.

NEOSE TECHNOLOGIES, INC.

PART I.     FINANCIAL INFORMATION

Item 1.        Financial Statements

Neose Technologies, Inc.

Balance Sheets

(unaudited)

(in thousands, except per share amounts)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$7,097	$19,282
Accounts receivable, net	1,758	1,758
Prepaid expenses and other current assets	425	1,564
Total current assets	9,280	22,604
Property and equipment, net	12,612	13,564
Other assets	71	71
Total assets	$21,963	$36,239
Liabilities and Stockholders’ Equity
Current liabilities:
Note payable	$136	$—
Current portion of long-term debt and capital lease obligations	68	658
Accounts payable	629	1,309
Accrued compensation	1,107	872
Accrued expenses	1,919	2,977
Deferred revenue	938	1,517
Total current liabilities	4,797	7,333
Warrant liability	993	4,205
Long-term debt and capital lease obligations	137	182
Deferred revenue	7,538	5,055
Other liabilities	571	548
Total liabilities	14,036	17,323
Contingencies (See Note 16)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 5,000 shares authorized, none issued	—	—
Common stock, par value $.01 per share, 150,000 shares authorized; 54,468 shares issued and outstanding	545	545
Additional paid-in capital	313,576	313,216
Accumulated deficit	(306,194)	(294,845)
Total stockholders’ equity	7,927	18,916
Total liabilities and stockholders’ equity	$21,963	$36,239

The accompanying notes are an integral part of these financial statements.

Neose Technologies, Inc.

Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue from collaborative agreements	$2,003	$2,631	$7,688	$6,099

Operating expenses:
Research and development	3,354	10,735	15,035	28,289
General and administrative	2,744	2,560	7,785	8,073
Total operating expenses	6,098	13,295	22,820	36,362
Operating loss	(4,095)	(10,664)	(15,132)	(30,263)
(Increase) decrease in fair value of warrant liability	(355)	7,772	3,212	3,342
Interest income	56	421	303	1,195
Interest expense	(6)	(35)	(35)	(123)
Loss before income tax benefit	(4,400)	(2,506)	(11,652)	(25,849)
Income tax benefit	—	—	303	533
Net loss	$(4,400)	$(2,506)	$(11,349)	$(25,316)
Basic and diluted net loss per share	$(0.08)	$(0.05)	$(0.21)	$(0.52)

Weighted-average shares outstanding used in computing basic and diluted net loss per share	54,468	54,449	54,468	48,844

The accompanying notes are an integral part of these financial statements.

Neose Technologies, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(11,349)	$(25,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in fair value of warrant liability	(3,212)	(3,342)
Depreciation and amortization expense	1,221	1,467
Non-cash compensation expense	360	1,681
Non-cash rent expense	—	130
Loss on disposition of property and equipment	4	4
Changes in operating assets and liabilities:
Accounts receivable	—	(1,570)
Prepaid expenses and other current assets	1,139	188
Other assets	—	(13)
Accounts payable	(920)	(695)
Accrued compensation	235	(247)
Accrued expenses	(1,058)	3,117
Deferred revenue	1,904	1,230
Other liabilities	23	29
Net cash used in operating activities	(11,653)	(23,337)

Cash flows from investing activities:
Purchases of property and equipment	(33)	(3,417)
Net cash used in investing activities	(33)	(3,417)

Cash flows from financing activities:
Proceeds from issuance of debt	370	367
Repayments of debt	(869)	(1,315)
Proceeds from issuance of common stock and warrants, net	—	40,486
Payment of withholding taxes related to restricted stock units	—	(49)
Net cash (used in) provided by financing activities	(499)	39,489

Net (decrease) increase in cash and cash equivalents	(12,185)	12,735
Cash and cash equivalents, beginning of period	19,282	16,388
Cash and cash equivalents, end of period	$7,097	$29,123

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

GlycoPEG-FVIIa is a long-acting form of recombinant Factor VIIa that is being developed by our partner, Novo Nordisk A/S, utilizing our GlycoPEGylation technology.  Factor VIIa is used in the treatment of bleeding episodes and for the prevention of bleeding during surgery or invasive procedures in patients with congenital hemophilia with inhibitors to coagulation Factors VIII or IX.  In June 2008, Novo Nordisk completed an initial Phase I clinical study that assessed the safety and pharmacokinetics of GlycoPEG-FVIIa in healthy volunteers.  In the trial, a significant prolongation of the half-life of GlycoPEG-FVIIa was observed.  Novo Nordisk is also developing long-acting forms of recombinant Factor VIII and recombinant Factor IX using our GlycoPEGylation technology. Factor VIII products are used in the treatment of Hemophilia A, and Factor IX products are used in the treatment of Hemophilia B.

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

In September 2008, we announced that we had signed definitive asset purchase agreements with Novo Nordisk and BioGeneriX, providing for the sale of substantially all of our

Neose Technologies, Inc.

Notes to Financial Statements

(unaudited)

(in thousands, except per share amounts)

intellectual property assets in all-cash transactions for an aggregate purchase price of $43,000 (the Asset Sales).  The consummations of the Asset Sales are subject to certain customary closing conditions, including approval by our stockholders.  The Asset Sales are the initial step in our contemplated liquidation and dissolution (the Liquidation) pursuant to a plan of complete liquidation and dissolution (the Plan of Liquidation).  The approval and adoption of the Plan of Liquidation by our stockholders will be required for the implementation of the Liquidation (see Note 16).  We expect to hold a special meeting of stockholders in late 2008 or early 2009.

Our common stock is currently traded on The NASDAQ Stock Market LLC (NASDAQ) under the symbol “NTEC.”  Since February 2008, we have received correspondence from the NASDAQ Listing Qualifications Department (the Department) indicating our non-compliance with various NASDAQ Marketplace Rules.  We are currently in the process of appealing these determinations before the NASDAQ Listing Qualifications Panel (the Panel).  A date for the appeal hearing has not yet been determined.  There can be no assurance that the Panel will grant our request for continued listing, particularly in view of our previously announced Asset Sales and Liquidation.  In the event that the Panel denies our request for continued listing, we expect that our common stock will be eligible for quotation on the Pink OTC Markets Inc. (Pink Sheets) or the OTC Bulletin Board (OTC BB) or both.

We have incurred losses each year since inception. As of September 30, 2008, we had an accumulated deficit of $306,194.  If the Asset Sales are not consummated, we believe that our existing cash and cash equivalents, expected proceeds from collaborations and license arrangements and interest income should be sufficient to meet our operating and capital requirements (including payment of all costs and potential expense reimbursements related to the Asset Sales) through the second quarter of 2009, although changes in our collaborative relationships or our business, whether or not initiated by us, may cause us to deplete our cash and cash equivalents earlier than the second quarter of 2009. Assuming neither Asset Sale is consummated, we must obtain additional financing in order to continue our operations beyond the second quarter of 2009.  There are no assurances that funding will be available when we need it on terms we that we find favorable, if at all.  If we are unable to secure additional financing on terms acceptable to us and on a timely basis, we may seek further stockholder approval to dissolve or we may file for, or be forced to resort to, bankruptcy protection.  Any decision to seek further stockholder approval to dissolve or to file for, or be forced to resort to bankruptcy protection, may occur at any point during or before the second quarter of 2009.

We have not yet developed any products or commercialized any products or technologies, and we may never be able to do so.  Even if we are successful in developing products that are approved for marketing, we will not be successful unless our products, and products incorporating our technology, gain market acceptance.  Our operations are subject to risks and uncertainties in addition to those mentioned above, such as, among others, the uncertainty of product development, including our dependence upon third parties to conduct our clinical trials and to manufacture our product candidates and the materials used to make them, and unexpected delays or unfavorable results in our clinical trials; our limited product development and

Neose Technologies, Inc.

Notes to Financial Statements

(unaudited)

(in thousands, except per share amounts)

manufacturing experience; our dependence upon collaborative partners to develop and commercialize products incorporating our technology and the success of collaborative relationships; the uncertainty of intellectual property rights; the possibility of development and commercialization of competitive products by others that are more effective, less costly, or otherwise gain greater market acceptance; the uncertainty of the impact of government regulation on our operations, including achieving regulatory approvals for our products or products incorporating our technology, and changes in health care reimbursement policies; the uncertainty of the consummations of the Asset Sales; and the uncertainty of the implementation of the Liquidation.

2.              Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for presentation of interim financial statements and on a going concern basis and do not reflect any impact of the contemplated Plan of Liquidation that is subject to stockholder approval.  Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented.  In our opinion, however, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  You should not base your estimate of our results of operations for 2008 solely on our results of operations for the nine months ended September 30, 2008.  You should read these unaudited financial statements in combination with the other Notes in this section; the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2 of this Form 10-Q; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Warrant Liability

We follow Emerging Issues Task Force (EITF) No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (EITF 00-19), which provides guidance for distinguishing among permanent equity, temporary equity and assets and liabilities.  EITF 00-19 requires liability classification of warrants that may be settled in cash at the option of warrant holders.  The warrants issued in our March 2007 equity financing permit net cash settlement in certain change of control circumstances at the option of the warrant holders, and are, therefore, classified as a liability on our Balance Sheets (the Warrants) (see Note 10).

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

In connection with our March 2007 equity financing, we were obligated to file a registration statement with the SEC for the registration of the total number of shares sold to the investors and shares issuable upon exercise of the Warrants (the Registration Statement).  We are also required under an agreement (the Registration Rights Agreement) to use commercially reasonable efforts to cause the Registration Statement to be declared effective by the SEC, which we accomplished in May 2007, and to remain continuously effective until such time when all of the registered shares are sold. In the event we fail to meet various legal requirements in regards to the registration statement, we will be obligated to pay the investors, as partial liquidated damages and not as a penalty, an amount in cash equal to 1% of the aggregate purchase price paid by the investors for each monthly period that the Registration Statement is not effective, up to 24%.  We follow Financial Accounting Standards Board (FASB) Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (EITF 00-19-2), which specifies that registration payment arrangements should play no part in determining the initial classification of, and subsequent accounting for, securities to which the payments relate.  Contingent obligations in a registration payment arrangement are separately analyzed under Statement of Financial

Neose Technologies, Inc.

Notes to Financial Statements

(unaudited)

(in thousands, except per share amounts)

Accounting Standards (SFAS) No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss.  If we determine a registration payment arrangement in connection with the securities issued in our March 2007 equity financing is probable and can be reasonably estimated, a liability will be recorded.

On October 6, 2008, we entered into an amendment to the Registration Rights Agreement with the investors from our March 2007 equity financing.  The amendment reduced the potential maximum payment of liquidated damages by 50% in connection with the Asset Sales and the Liquidation.

Pursuant to the terms of the Registration Rights Agreement, as amended, the holders of shares and Warrant shares subject to the Registration Rights Agreement, as amended, have the right to liquidated damages mentioned above, if among other things, their shares remain outstanding after we cease to keep effective with the SEC the Registration Statement.  If we liquidate following the consummations of the Asset Sales and contemporaneously cease to keep effective the Registration Statement, the holders at such time of shares and Warrant shares subject to the Registration Rights Agreement, as amended, would be entitled to these liquidated damages.  As the Asset Sales and the Plan of Liquidation require stockholder approval, which has not occurred as of September 30, 2008, we have concluded the likelihood of having to make any payments under the arrangements is not probable, and therefore, did not record any related liability.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period.  Diluted net loss per share is computed by dividing net loss by the sum of the weighted-average number of common shares outstanding for the period and the number of additional shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares are excluded from the calculation of diluted net loss per share if the effect on net loss per share is antidilutive.  Because the exercise of outstanding stock options and Warrants or settlement of restricted stock units (RSUs) would have an antidilutive effect in the computation of diluted net loss per share, our diluted net loss per share is equal to basic net loss per share for all reporting periods presented.  See Note 12 for a summary of outstanding options and a description of our RSUs.

Comprehensive Loss

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes to equity that are not included in net income (loss).  Our comprehensive loss for the three and nine months ended September 30, 2008 was comprised only of our net loss, and was $4,400 and $11,349, respectively.  Our comprehensive loss for the three and nine months ended September 30, 2007 was comprised only of our net loss, and was $2,506 and $25,849, respectively.

Neose Technologies, Inc.

Notes to Financial Statements

(unaudited)

(in thousands, except per share amounts)

Fair Value of Financial Instruments

The fair value of financial instruments is the amount for which instruments could be exchanged in an orderly transaction between market participants.  As of September 30, 2008, the carrying values of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and accrued compensation equaled or approximated their respective fair values because of the short duration of these instruments.  The fair value of our debt and capital lease obligations was estimated by discounting the future cash flows of each instrument at rates recently offered to us for similar debt instruments.  As of September 30, 2008, the fair and carrying values of our debt and capital lease obligations were each $341.

Recent Accounting Pronouncements

In December 2007, the FASB issued EITF 07-01, Accounting for Collaborative Arrangements (EITF 07-01).  EITF 07-01 provides guidance as to whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties and payments between participants pursuant to a collaboration agreement should be presented in the results of operations and what participants should disclose in the notes to the financial statements about a collaborative arrangement.  EITF 07-01 is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact that the adoption of EITF 07-01 will have, if any, on our financial statements and related disclosures.

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

4.              Supplemental Disclosure of Cash Flow Information

The following table contains additional cash flow information for the periods reported:

	Nine months ended September 30,
	2008	2007
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$39	$124
Non-cash investing activities:
Increase (decrease) in accrued property and equipment included in accounts payable and accrued expenses	$240	$(1,730)
Assets acquired under capital leases	$—	$373
Non-cash financing activities:
Initial measurement of warrant liability (see Note 10)	$—	$10,765

Neose Technologies, Inc.

Notes to Financial Statements

(unaudited)

(in thousands, except per share amounts)

5.              Accounts Receivable

Accounts receivable consisted of the following:

	September 30, 2008	December 31, 2007
Billed receivables	$447	$670
Unbilled receivables	1,311	1,107
	1,758	1,777
Less allowance for doubtful accounts	—	(19)
	$1,758	$1,758

6.              Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2008	December 31, 2007
Prepaid insurance	$152	$57
Prepaid maintenance agreements	95	159
Prepaid contract research and development services	—	1,008
Prepaid clinical trials and non-clinical studies	—	113
Other prepaid expenses	178	227
	$425	$1,564

7.              Property and Equipment

Property and equipment consisted of the following:

	September 30, 2008	December 31, 2007
Leasehold improvements	$12,996	$12,984
Laboratory, manufacturing, and office equipment	7,171	6,960
	20,167	19,944
Less accumulated depreciation and amortization	(7,555)	(6,380)
	$12,612	$13,564

As of September 30, 2008 and December 31, 2007, laboratory, manufacturing, and office equipment included $495 of assets acquired under capital leases.  Accumulated depreciation and

Neose Technologies, Inc.

Notes to Financial Statements

(unaudited)

(in thousands, except per share amounts)

amortization as of September 30, 2008 and December 31, 2007 included $232 and $148, respectively, related to assets acquired under capital leases.  Depreciation expense, which includes amortization of assets acquired under capital leases, was $1,221 and $1,344 for the nine months ended September 30, 2008 and 2007, respectively.  During the nine months ended September 30, 2008, we disposed of fully depreciated assets that had original acquisition values of $43.  We recorded losses on disposition of property and equipment of $4 each during the nine months ended September 30, 2008 and 2007, for which we did not receive any proceeds from the dispositions.  During the nine months ended September 30, 2007, we capitalized $9 of interest expense in connection with our facility improvement projects.  We did not capitalize any interest expense incurred during the nine months ended September 30, 2008.

8.              Debt and Capital Lease Obligations

Debt and capital lease obligations consisted of the following:

	September 30, 2008	December 31, 2007
Note payable, secured by insurance policies, annual interest at 4.1%, due January 2009	$136	$—
Notes payable to equipment lender, secured by equipment and facility improvements, interest rates from 9.1% to 9.5%, final payment made September 2008	—	327
Term loan from landlord (unsecured), annual interest at 13.0%, final payment made June 2008	—	195
Subtotal	136	522
Capital lease obligations	205	318
Total debt	341	840
Less note payable, secured by insurance policies	(136)	—
Less current portion	(68)	(658)
Total debt, net of current portion	$137	$182

Note Payable Secured by Insurance Policies

In March 2008, we borrowed $370 to finance insurance policy premiums due on certain insurance policies. The insurance policy premiums, net of amortization, are included in prepaid expenses and other current assets on our Balance Sheets at September 30, 2008 (see Note 6).  We are required to pay $34 of principal and interest during each of the eleven months beginning on March 15, 2008 and ending on January 15, 2009.  To secure payment of the amounts financed, we granted the lender a security interest in (i) all unearned premiums or dividends payable under the policies, (ii) loss payments which may reduce the unearned premiums, subject to any

Neose Technologies, Inc.

Notes to Financial Statements

(unaudited)

(in thousands, except per share amounts)

mortgagee or loss payee interests, and (iii) any interest in any state guarantee fund relating to the policies.

9.              Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2008	December 31, 2007
Clinical trials and non-clinical studies	$963	$1,544
Professional fees	710	788
Contract research and development services	218	390
Other expenses	28	255
	$1,919	$2,977

10.       Warrant Liability

In March 2007, we sold, through a private placement, 21,415 shares of our common stock and Warrants to purchase 9,637 shares of our common stock (see Note 11).  The Warrants have an exercise price of $1.96 per share, a five-year term, and are immediately exercisable. The Warrants contain a net cash settlement feature, which is available to the Warrant holders at their option, in certain change of control circumstances, including upon the consummations of the Asset Sales described in Note 16.  Under the net cash settlement feature, each Warrant holder has the option to receive, in exchange for each of its Warrants, an amount of cash equal to the value of such holder’s Warrants as of the trading day immediately prior to the public announcement of the consummations of the Asset Sales, determined in accordance with the Black-Scholes option pricing formula (the Warrant Value).  As of September 30, 2008, the net cash settlement value of the Warrants was $2,530.  This value is not fixed.  The Warrant Value changes under the Black-Scholes option pricing formula with the volatility of the price of our stock.

As a result of the net cash settlement provision, under EITF 00-19, the Warrants are required to be classified as a liability at their current fair value in our Balance Sheets, estimated using the Black-Scholes option-pricing model.  Warrants that are classified as a liability are revalued at each reporting date until the Warrants are exercised or expire with changes in the fair value reported in our Statements of Operations as non-operating income or expense. Therefore, we recorded non-operating expense of $355 during the three months ended September 30, 2008 and non-operating income of $3,212 during the nine months ended September 30, 2008.  We recorded non-operating income of $7,772 and $3,342 during the three and nine months ended September 30, 2007, respectively.  The aggregate fair value and the assumptions used for the Black-Scholes option-pricing models as of March 13, 2007, September 30, 2007, December 31, 2007 and September 30, 2008 were as follows:

Neose Technologies, Inc.

Notes to Financial Statements

(unaudited)

(in thousands, except per share amounts)

	March 13, 2007	September 30, 2007	December 31, 2007	September 30, 2008
Aggregate fair value	$10,765	$7,423	$4,205	$993
Expected volatility	75%	66%	69%	100%
Remaining contractual term (years)	5.0	4.4	4.2	3.4
Risk-free interest rate	4.4%	4.2%	3.3%	2.5%
Expected dividend yield	0%	0%	0%	0%
Common stock price	$1.79	$1.54	$1.07	$0.32

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

12.       Equity-based Compensation

The following table summarizes the status of stock options as of September 30, 2008 and changes during the nine months then ended:

	Shares	Weighted- average exercise price	Aggregate intrinsic value	Weighted- average remaining contractual life (years)
Outstanding at January 1, 2008	4,568	$8.07
Granted	942	0.68
Exercised	—	—
Forfeited	(385)	2.71
Expired	(943)	9.38
Outstanding at September 30, 2008	4,182	$6.61	$—	6.6
Vested at September 30, 2008 and expected to vest	3,444	$7.64	$—	6.2
Exercisable at September 30, 2008	2,958	$8.67	$—	5.7

Neose Technologies, Inc.

Notes to Financial Statements

(unaudited)

(in thousands, except per share amounts)

Fair Value Disclosures

During the three and nine months ended September 30, 2008, we recorded $136 and $360 of compensation cost for share-based payments, respectively, in our Statements of Operations.  During the three and nine months ended September 30, 2007, we recorded $574 and $1,681 of compensation cost for share-based payments in our Statement of Operations.  There were no stock options granted during the three months ended September 30, 2008.  The weighted-average fair value of stock options granted during the three months ended September 30, 2007 was $1.16.  The weighted-average fair value of stock options granted during the nine months ended September 30, 2008 and 2007 was $0.46 and $1.83, respectively.  There were no stock options exercised during the nine months ended September 30, 2008.  The total intrinsic values of stock options exercised during the nine months ended September 30, 2007 was $4.

The fair value of share-based awards is recognized as expense over the requisite service period, net of estimated forfeitures. We rely primarily on historical experience to estimate expected forfeitures and adjust the annualized forfeiture rate if our historical experience indicates that an adjustment is necessary. During the first quarter of each year, we re-evaluate our forfeiture rate. For the three and nine months ended September 30, 2008, based on our historical experience of option pre-vesting cancellations, we have assumed an annualized forfeiture rate of 34% for our stock options granted to individuals not terminated as a result of a restructuring of our operations (see Note 14). For employees terminated as a result of the restructurings in 2008, 2007 and 2006, we have assumed an annualized forfeiture rate of 100%. For the three and nine months ended September 30, 2007, we assumed an annualized forfeiture rate of 17% for our stock options granted to individuals not terminated as a result of a restructuring of our operations (see Note 14).  Under the provisions of SFAS No. 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

As of September 30, 2008, there was $329 of total unrecognized compensation cost, which includes the impact of expected forfeitures, related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units

A summary of the status of RSUs as of September 30, 2008, and changes during the nine months then ended, is presented in the following table:

Neose Technologies, Inc.

Notes to Financial Statements

(unaudited)

(in thousands, except per share amounts)

	Shares	Weighted- average grant-date fair value	Aggregate intrinsic value
Outstanding at January 1, 2008	34	$2.44
Awarded	—	—
Settled	—	—
Forfeited	—	—
Outstanding at September 30, 2008	34	$2.44	$11
Vested at September 30, 2008 and expected to vest	34	$2.44	$11

During the nine months ended September 30, 2007, we recorded $6 of expense for RSUs. All RSUs were vested as of December 31, 2007.

13.       Collaborative Agreements and Significant Customer Concentration

A summary of revenue recognized under our collaborative agreements during the three and nine months ended September 30, 2008 and 2007 is presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Novo Nordisk
Research and development funding	$339	$1,740	$3,829	$3,874
License fees	221	216	607	529
	560	1,956	4,436	4,403
BioGeneriX
Research and development funding	1,429	661	3,210	1,654
License fees	14	14	42	42
	1,443	675	3,252	1,696
	$2,003	$2,631	$7,688	$6,099

        Novo Nordisk A/S Agreements

We have agreements with Novo Nordisk to use our proprietary GlycoPEGylation technology to develop and commercialize next-generation versions of recombinant Factors VIIa, VIII and IX, one of which, Factor VIIa, is currently marketed by Novo Nordisk. Under these

Neose Technologies, Inc.

Notes to Financial Statements

(unaudited)

(in thousands, except per share amounts)

agreements, we received a non-refundable, upfront fee of $4,300, which is being amortized to revenue over the expected performance period. Novo Nordisk is responsible for funding our research and development activities under the agreements.

BioGeneriX AG Agreements

Collaboration and Supply Agreements

We have an agreement with BioGeneriX to use our proprietary GlycoPEGylation technology to develop a long-acting version of G-CSF (the Collaboration Agreement).  In connection with the Collaboration Agreement, we received from BioGeneriX a non-refundable, upfront fee, which is being recognized to revenue over the expected performance period of 18 years.  In October 2006, we entered into an amendment of the Collaboration Agreement.  Under the Collaboration Agreement, as amended, we and BioGeneriX shared the expenses of preclinical development, BioGeneriX is responsible for supplying the protein and funding the clinical development program and we are responsible for supplying reasonable quantities of chemicals, enzymes and process reagents covered by certain technology developed by us (Process Reagents).  As of January 1, 2007, BioGeneriX became responsible for the cost of such Process Reagents.

In October 2008, we entered into a second amendment to the Collaboration Agreement and a Supply Agreement with BioGeneriX.  Under these agreements, the parties agreed to begin transitioning responsibility for the supply of the Process Reagents from us to BioGeneriX.

14.       Restructurings and Employee Severance Costs

2008 Restructuring

In January 2008, we announced the discontinuation of further development of NE-180 our product candidate intended for the treatment of anemia in patients with chronic kidney disease and cancer patients receiving chemotherapy.  In connection with the discontinuation of the NE-180 program, we reduced our workforce by approximately 35% (the 2008 Restructuring).  Our net loss for the nine months ended September 30, 2008 included $868 of employee severance costs related to the workforce reduction, of which $217 was included in research and development expenses and $651 was included in general and administrative expenses. Substantially all the employee severance costs were paid as of September 30, 2008.

In connection with the 2008 Restructuring, we committed to pay future cash retention bonuses to certain employees who were not given notice of termination in January 2008, contingent on their not voluntarily terminating their employment prior to November 28, 2008. Our net loss for the three and nine months ended September 30, 2008 included $64 and $172, respectively, of expense related to these cash retention bonuses, of which $44 and $114, respectively, was included in research and development expense, and $20 and $58, respectively,

Neose Technologies, Inc.

Notes to Financial Statements

(unaudited)

(in thousands, except per share amounts)

was included in general and administrative expenses.  We also granted stock options to all employees as part of an employee retention program.  These options vested 50% on August 4, 2008 for all holders who had not voluntarily terminated their employment prior to that date, and will vest 50% on February 4, 2009 for all holders who have not voluntarily terminated their employment prior to that date.  The aggregate fair market value of the options was $247, which is being recognized ratably, net of forfeitures, as compensation expense over the vesting period.

        2007 Restructuring

In March 2007, we implemented a restructuring of operations (the 2007 Restructuring), which included a workforce reduction of approximately 40%.  The employee severance costs incurred for the 2007 Restructuring were payable pursuant to an employee severance plan established in August 2005.  Our net loss for the nine months ended September 30, 2007 included $619 of employee severance costs related to the 2007 Restructuring, of which $543 was included in research and development expenses and $76 was included in general and administrative expenses.  All employee severance costs related to the 2007 Restructuring were paid by December 31, 2007.

In connection with the 2007 Restructuring, we committed to pay future cash retention bonuses to certain employees who were not given notice of termination in March 2007, contingent on their not voluntarily terminating their employment prior to December 31, 2007. Our net loss for the three and nine months ended September 30, 2007 included $110 and $230, respectively, of expense related to these cash retention bonuses, of which $68 and $147, respectively, was included in research and development expense, and $42 and $83, respectively, was included in general and administrative expenses.  All of these cash retention bonuses were paid by December 31, 2007.  We also granted stock options to all employees as part of an employee retention program. These options vested 50% on September 27, 2007 for all holders who had not voluntarily terminated their employment prior to that date, and 50% on March 27, 2008 for all holders who had not voluntarily terminated their employment prior to that date.  The aggregate fair market value of the options was $1,332, which was recognized ratably, net of forfeitures, as compensation expense over the vesting period.

15.       Income Tax Benefit

During the nine months ended September 30, 2008 and 2007, we sold Pennsylvania research and development tax credits, resulting in the recognition of $303 and $533, respectively, of income tax benefits.

16.       Proposed Asset Sales and Plan of Liquidation

In September 2008, we announced that we had signed definitive asset purchase agreements with Novo Nordisk and BioGeneriX, providing for the sale of substantially all of our intellectual property assets in all-cash transactions for an aggregate purchase price of $43,000.

Neose Technologies, Inc.

Notes to Financial Statements

(unaudited)

(in thousands, except per share amounts)

The consummations of the Asset Sales are subject to certain customary closing conditions, including approval by our stockholders.  The Asset Sales are the initial step in our contemplated Liquidation.  Stockholder approval and adoption of the Plan of Liquidation will also be required for our Liquidation.  Assuming stockholder approval of the Asset Sales and the Plan of Liquidation, we anticipate that, following the closing of the Asset Sales, our principal activity would be winding down our business.

Novo Nordisk Asset Purchase Agreement - Our agreement with Novo Nordisk (the Novo Asset Purchase Agreement) provides for the sale to Novo Nordisk (the Novo Asset Sale) of (i) substantially all of our intellectual property assets, including substantially all of our intellectual property which relates to the discovery, research, development, commercialization or other exploitation of any compound or product developed for the use in the prevention or treatment of acquired or hereditary hemorrhagic disorders, (ii) our books, records, files and documents related to such assets, and (iii) our inventory of reagents related to the use of such assets or manufactured by us in connection with our collaboration with Novo Nordisk, for $21,000 in cash.

Our Board of Directors unanimously approved the proposed transactions set forth in the Novo Asset Purchase Agreement.  The closing of the proposed Novo Asset Sale is expected to occur in late 2008 or early 2009 and is subject to customary closing conditions, including stockholder approval and the closing of the BioGeneriX Asset Sale (as defined below).  We may, however, terminate the Novo Asset Sale under certain circumstances.  In connection with such termination, we must pay a termination fee of $1,000 to Novo Nordisk plus reimbursement of out-of-pocket expenses up to $500.  If the Novo Asset Sale is not consummated because our stockholders do not approve the Novo Asset Sale, we are required to reimburse Novo Nordisk for its out-of-pocket expenses up to an aggregate of $500.  In addition, the Novo Asset Sale contains certain other termination rights for Novo Nordisk and provides that, under specified circumstances, we may nonetheless be required to reimburse Novo Nordisk for its out-of-pocket expenses up to an aggregate of $500.

BioGeneriX Asset Purchase Agreement - Our agreement with BioGeneriX (the BGX Asset Purchase Agreement, and jointly with the Novo Asset Purchase Agreement, the Asset Purchase Agreements) provides for the sale to BioGeneriX (the BGX Asset Sale) of (i) certain intellectual property which relates to the discovery, research, development, commercialization or other exploitation of any compound or product developed relating to G-CSF and intellectual property assets used to modify peptides and proteins for all indications, except for the right to use such intellectual property for use in the prevention or treatment of acquired or hereditary hemorrhagic disorders, (ii) our books, records, files and documents related to such assets, and (iii) our inventory of materials related to the use of such assets, for $22,000 in cash.  The BGX Asset Purchase Agreement also contemplates that we and BioGeneriX will enter into a license agreement and a sublicense agreement immediately prior to the closing of the Asset Sales, pursuant to which we will license or sublicense to BioGeneriX certain intellectual property to be acquired by Novo Nordisk from us pursuant to the Novo Asset Purchase Agreement.  At the

Neose Technologies, Inc.

Notes to Financial Statements

(unaudited)

(in thousands, except per share amounts)

closing of the Novo Asset Sale, we will assign such license agreement and sublicense agreement to Novo Nordisk.

Our Board of Directors unanimously approved the proposed transactions set forth in the BGX Asset Purchase Agreement.  The closing of the proposed BGX Asset Sale is expected to occur in late 2008 or early 2009, and is subject to customary closing conditions, including stockholder approval and the closing of the Novo Asset Sale.  We may, however, terminate the BGX Asset Sale under certain conditions.  In connection with such termination, we must pay a termination fee of $1,000 to BioGeneriX plus reimbursement of BioGeneriX’s out-of-pocket expenses up to $500.  If the BGX Asset Sale is not consummated because our stockholders do not approve the BGX Asset Sale, we are required to reimburse BioGeneriX for its out-of-pocket expenses up to an aggregate of $500.  In addition, the BGX Asset Sale contains certain other termination rights for BGX and provides that, under specified circumstances, we may nonetheless be required to reimburse BioGeneriX for its out-of-pocket expenses in connection with the proposed transaction up to an aggregate of $500.

Plan of Complete Liquidation and Dissolution - The Asset Sales are the initial step in our contemplated Liquidation, which was disclosed in further detail in our preliminary proxy statement filed with the SEC on October 16, 2008 in connection with the solicitation of stockholder approval of the Asset Sales and the Plan of Liquidation.  Our Liquidation is contingent upon the approval and consummations of the Asset Sales.  Assuming stockholder approval of the Asset Sales and stockholder approval and adoption of the Plan of Liquidation, we anticipate that, following the consummations of the Asset Sales, our principal activity would be winding down our business.  Liquidating distributions, in an amount to be determined, are expected to begin shortly following the completion of the Asset Sales, but in no event earlier than 30 days after the closing of the Asset Sales.

        Liquidating Distributions

If the Plan of Liquidation is approved and adopted and the Asset Sales are consummated, no earlier than 30 days after the closing of the Asset Sales we will file a certificate with the Delaware Secretary of State to dissolve the Company as a legal entity, complete the liquidation of our remaining assets, and satisfy (or make provisions to satisfy) our remaining obligations.  We would take all steps necessary to reduce our operating expenses through the termination of employees and other cost-cutting measures.  We anticipate that an initial distribution of liquidation proceeds, if any, would be made to our stockholders no earlier than 30 days after the closing of the Asset Sales.  We estimate that the aggregate amount ultimately distributed to our stockholders would be between $17,400 and $27,600, or $0.32 and $0.51 per share of our common stock.  The most significant variables in the amount would be due to our contractual liability claims related to our real estate leases and the Warrants.

We are unable to conclude at this time that it is probable that the Asset Sales will be consummated and that the Liquidation will be implemented due in part to the stockholders

Neose Technologies, Inc.

Notes to Financial Statements

(unaudited)

(in thousands, except per share amounts)

approval requirements mentioned above.  If and when it becomes probable that the Asset Sales will be consummated and the Liquidation will be implemented, we may be required to recognize liabilities for severance payments, lease termination costs, impairment of long-lived assets, and obligations under the Registration Rights Agreement and the Warrants.

Severance Payments

The amount of severance benefits that would be payable to our officers and employees pursuant to their employment agreements or an employee severance plan established in August 2005, would be approximately $5,400, plus $200 of associated payroll taxes.

Lease Termination Costs

We lease office space for our corporate headquarters and operations in Horsham, Pennsylvania, consisting of approximately 40,000 square feet.  We entered into the lease agreement for the facility in February 2002.  The initial term of the lease ends in July 2022.  In addition, in January 2007, we entered into a five-year lease agreement for approximately 6,800 square feet of office and warehouse space in Horsham, Pennsylvania.  We have initiated negotiations to terminate the leases with our landlord.  We currently do not know the amount of money we will be required to pay if terminations of the leases can be negotiated.  If we are unable to negotiate terminations of our leases at acceptable terms, we may seek to sublease our corporate headquarters facility.  Any sublease would require landlord consent, which may not be unreasonably withheld, conditioned or delayed pursuant to the lease agreement.  We do not know whether we would be successful in identifying a subtenant and negotiating a sublease on acceptable terms, or if successful, how long it would take to complete such a transaction.

As of September 30, 2008, our minimum future lease payments were approximately $11,100 (including related operating expenses).  As of March 31, 2009, the anticipated date to vacate our facilities assuming the Asset Sales are consummated and the Liquidation is implemented, the remaining rental expense under the leases through the end of their respective initial terms is anticipated to be approximately $10,700 (including related operating expenses).  In accordance with SFAS 146, Accounting for Accounting for Costs Associated with Exit or Disposal Activities, we will need to record a liability for the fair value of any costs that will continue to be incurred under our leases for their remaining terms without economic benefit to us at such time that we cease using the right conveyed by the contract (Cease-Use Date).  For each operating lease, the fair value of the liability at the Cease-Use Date shall be determined based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property, even if we do not intend to enter into a sublease.

Long-Lived Tangible Assets

If and when it becomes more likely than not that our long-lived tangible assets will be disposed of prior to their estimated useful lives, or other events or changes in circumstances

Neose Technologies, Inc.

Notes to Financial Statements

(unaudited)

(in thousands, except per share amounts)

indicate that their carrying amounts may not be recoverable, we will need to test those assets for recoverability in accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets.  As of September 30, 2008, the carrying value of our property and equipment was $12,612.

Registration Payment Arrangements for Outstanding Shares and Warrant Shares

Pursuant to the terms of the Registration Rights Agreement entered into in connection with our March 2007 equity financing, and the amendment thereto, the holders of shares and Warrant shares subject to the Registration Rights Agreement, as amended, have the right to certain liquidated damages from us if, among other things, their shares remain outstanding after we cease to keep effective with the SEC a registration statement which allows such holders to sell such shares.  If we liquidate following the consummations of the Asset Sales, the estimated contingent liability would be approximately $3,800.  This amount may be reduced based upon the holdings of investors in our March 2007 equity financing as of the date we file a certificate with the Delaware Secretary of State to dissolve the Company as a legal entity.

Warrant Value

We sold through a private placement, 21,415 shares of our common stock and Warrants to purchase 9,637 shares of our common stock.  The Warrants have an exercise price of $1.96 per share, a five-term and are immediately exercisable.  The Warrants contain a net cash settlement feature, which is available to the Warrant holders at their option, in certain change of control circumstances, including the consummations of the Asset Sales.  Under the net cash settlement feature, each Warrant holder has the option to receive, in exchange for each of its Warrants, an amount of cash equal to the value of such holder’s Warrants as of the trading day immediately prior to the public announcement of the consummations of the Asset Sales, if it occurs, determined in accordance with the Black-Scholes option pricing formula, using inputs defined in the Warrants.  As of September 30, 2008, the net cash settlement value of the Warrants was $2,530.  This value is not fixed.  The Warrant Value changes under the Black-Scholes option pricing formula with the volatility of the price of our stock.  This option would be exercisable during the period beginning on the date of the closing of the Asset Sales and ending on the date 30 days thereafter.  The Warrants require use of a 100-day volatility rate to calculate the Warrant Value.  We estimate the range of the final aggregate Warrant Value would be between $100 and $4,600.  This range is broad due to the broad range of reasonably possible volatility rates during the 100 days prior to the valuation date.

Item 2.                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995

This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not historical facts and include, but are not limited to, statements about our plans, objectives, representations and contentions that typically may be identified by use of terms such as “anticipate,” “believe,” “estimate,” “plan,” “may,” “expect,” “intend,” “could,” “potential,” and similar expressions, although some forward-looking statements are expressed differently. These forward-looking statements include, among others, statements about our:

•                            estimate that our existing cash and cash equivalents, expected proceeds from collaborations and license agreements, assuming neither Asset Sale is consummated, and interest income should be sufficient to meet our operating and capital requirements (including payment of all costs and potential expense reimbursements related to the Asset Sales) through the second quarter of 2009;

•                            expected losses;

•                            expectations for future capital requirements;

•                            expectations regarding net cash utilization and changes in operating expenses;

•                            expectations regarding our stock price and continued listing on NASDAQ;

•                            expectations regarding the quotation of our stock on the Pink Sheets or the OTC BB or both

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

•                            expectations for generating revenue;

•                            expectations regarding the timing and character of new or expanded collaborations and for the performance of our existing collaboration partners in connection with the development and commercialization of products incorporating our technology;

•                            expectations regarding the timing and amount of cash distributions of liquidation proceeds to our stockholders pursuant to the Liquidation;

•                            expectations regarding contractual liability claims related to our real estate leases;

•                            expectations regarding the cash payment value for the Warrants; and

•                            expectations regarding our ability to satisfy our obligations without resorting to bankruptcy protection.

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

•                            the ability of our stockholders to trade our common stock on NASDAQ;

•                            our ability to compete successfully in an intensely competitive field;

•                            the risk that the Asset Sales will not be completed;

•                            the risk that our stockholders approve the Asset Sales, but vote against the Plan of Liquidation; and

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

In January 2008, we announced the discontinuation of further development of NE-180, our product candidate intended for the treatment of anemia in patients with chronic kidney disease and cancer patients receiving chemotherapy.  The decision to discontinue development was not due to any safety or efficacy concerns about NE-180, but was based on an evaluation of commercial prospects and the likelihood of entering into a timely collaboration for the compound in the context of increased safety concerns in the ESA category.  In connection with the discontinuation of the NE-180 program, we reduced our workforce by approximately 35%.  These actions allowed us to significantly reduce our expected cash expenditures and extend our cash runway by approximately one year.  We paid cash severance benefits of approximately $0.9 million in connection with the workforce reduction, substantially all of which was paid out during the nine months ended September 30, 2008.

We have incurred losses each year since inception. As of September 30, 2008, we had an accumulated deficit of $306,194.  If the proposed Asset Sales, described below, are not consummated, we believe that our existing cash and cash equivalents, expected proceeds from collaborations and license arrangements and interest income should be sufficient to meet our operating and capital requirements (including payment of all costs and potential expense reimbursements related to the Asset Sales) through the second quarter of 2009, although changes in our collaborative relationships or our business, whether or not initiated by us, may cause us to deplete our cash and cash equivalents earlier than the second quarter of 2009.

Proposed Asset Sales and Plan of Liquidation

In September 2008, we announced that we had signed definitive asset purchase agreements with Novo Nordisk and BioGeneriX, providing for the sale of substantially all of our intellectual property assets in all-cash transactions for an aggregate purchase price of $43.0 million.  The consummations of the Asset Sales are subject to certain customary closing conditions, including approval by our stockholders.  The Asset Sales are the initial step in our contemplated Liquidation.  Stockholder approval and adoption will also be required for the Plan of Liquidation.

Novo Nordisk Asset Purchase Agreement – Our agreement with Novo Nordisk  provides for the sale to Novo Nordisk of (i) substantially all of our intellectual property assets, including substantially all of our intellectual property which relates to the discovery, research, development, commercialization or other exploitation of any compound or product developed for the use in the prevention or treatment of acquired or hereditary hemorrhagic disorders, (ii) our books, records, files and documents related to such assets, and (iii) our inventory of reagents related to the use of such assets or manufactured by us in connection with our collaboration with Novo Nordisk, for $21.0 million in cash.

Our Board of Directors unanimously approved the proposed transactions set forth in the Novo Asset Purchase Agreement.  The closing of the proposed Novo Asset Sale is expected to occur in late 2008 or early 2009 and is subject to customary closing conditions, including stockholder approval and the closing of the BioGeneriX Asset Sale.  We may, however, terminate the Novo Asset Sale under certain circumstances.  In connection with such termination, we must pay a termination fee of $1.0 million to Novo Nordisk plus reimbursement of out-of-pocket expenses up to $0.5 million.  If the Novo Asset Sale is not consummated because our stockholders do not approve the Novo Asset Sale, we are required to reimburse Novo Nordisk for its out-of-pocket expenses up to an aggregate of $0.5 million.  In addition, the Novo Asset Sale contains certain other termination rights for Novo Nordisk and provides that, under specified circumstances, we may nonetheless be required to reimburse Novo Nordisk for its out-of-pocket expenses up to an aggregate of $0.5 million.

BioGeneriX Asset Purchase Agreement – Our agreement with BioGeneriX provides for the sale to BioGeneriX of (i) certain intellectual property which relates to the discovery, research, development, commercialization or other exploitation of any compound or product developed relating to G-CSF and intellectual property assets used to modify peptides and proteins for all indications, except for the right to use such intellectual property for use in the prevention or treatment of acquired or hereditary hemorrhagic disorders, (ii) our books, records, files and documents related to such assets, and (iii) our inventory of materials related to the use of such assets, for $22.0 million in cash.  The BGX Asset Purchase Agreement also contemplates that we and BioGeneriX will enter into a license agreement and a sublicense agreement immediately prior to the closing of the Asset Sales, pursuant to which we will license or sublicense to BioGeneriX certain intellectual property to be acquired by Novo Nordisk from us pursuant to the Novo Asset Purchase Agreement.  At the closing of the Novo Asset Sale, we will assign such license agreement and sublicense agreement to Novo Nordisk.

Our Board of Directors unanimously approved the proposed transactions set forth in the BGX Asset Purchase Agreement.  The closing of the proposed BGX Asset Sale is expected to occur in late 2008 or early 2009, and is subject to customary closing conditions, including stockholder approval and the closing of the Novo Asset Sale.  We may, however, terminate the BGX Asset Sale under certain conditions.  In connection with such termination, we must pay a termination fee of $1.0 million to BioGeneriX plus reimbursement of BioGeneriX’s out-of-pocket expenses up to $0.5 million.  If the BGX Asset Sale is not consummated because our stockholders do not approve the BGX Asset Sale, we are required to reimburse BioGeneriX for its out-of-pocket expenses up to an aggregate of $0.5 million.  In addition, the BGX Asset Sale contains certain other termination rights for BGX and provides that, under specified circumstances, we may nonetheless be required to reimburse BioGeneriX for its out-of-pocket expenses in connection with the proposed transaction up to an aggregate of $0.5 million.

Plan of Complete Liquidation and Dissolution – The Asset Sales are the initial step in our contemplated Liquidation, which was disclosed in further detail our preliminary proxy statement filed with the SEC on October 16, 2008, in connection with the solicitation of stockholder approval of the Asset Sales and approval and adoption of the Plan of Liquidation.  The Liquidation is contingent upon the approval and consummations of the Asset Sales.  Assuming stockholder approval of the Asset Sales and the approval and adoption of the Plan of Liquidation, we anticipate that, following the closing of the Asset Sales, our principal activity would be winding down our business.

Liquidating Distributions

If the Plan of Liquidation is approved and the Asset Sales are consummated, no earlier than 30 days after the closing of the Asset Sales we will file a certificate with the Delaware Secretary of State to dissolve the Company as a legal entity, complete the liquidation of our remaining assets, and satisfy (or make provisions to satisfy) our remaining obligations.  We would take all steps necessary to reduce our operating expenses through the termination of employees (see Severance Payments below), and other cost-cutting measures.  We anticipate that an initial distribution of liquidation proceeds, if any, would be made to our stockholders no earlier than 30 days after the closing of the Asset Sales.  We estimate that the aggregate amount ultimately distributed to our stockholders would be between $17.4 million and $27.6 million, or $0.32 and $0.51 per share of our common stock.  The most significant variables in the amount would be due to our contractual liability claims related to our real estate leases and the Warrants.

We are unable to conclude at this time that it is probable that the Asset Sales will be consummated and that the Plan of Liquidation will be implemented due in part to the stockholders approval requirements mentioned above.  If and when it becomes probable that the Asset Sales will be consummated and the Liquidation will be implemented, we may be required to recognize liabilities for severance payments, lease terminations costs, impairment of long-lived assets, and obligations under the Registration Rights Agreement and the Warrants.

Severance Payments

The amount of severance benefits that would be payable to our officers and employees pursuant to their employment agreements or an employee severance plan established in August 2005, would be approximately $5.4 million, plus $0.2 million of associated payroll taxes.

Lease Termination Costs

We lease office space for our corporate headquarters and operations at 102 Rock Road in Horsham, Pennsylvania, consisting of approximately 40,000 square feet.  We entered into the lease agreement for the facility in February 2002.  The initial term of the lease ends in July 2022.  In addition, in January 2007, we entered into a five-year lease agreement for approximately 6,800 square feet of office and warehouse space in Horsham, Pennsylvania.  We have initiated negotiations to terminate the leases with our landlord.  We currently do not know the amount of money we will be required to pay if terminations of the leases can be negotiated.  If we are unable to negotiate terminations of our leases at acceptable terms, we may seek to sublease our corporate headquarters facility.  Any sublease would require landlord consent, which may not be unreasonably withheld, conditioned or delayed pursuant to the lease agreement.  We do not know whether we would be successful in identifying a subtenant and negotiating a sublease on acceptable terms, or if successful, how long it would take to complete such a transaction.

As of September 30, 2008, our minimum future lease payments were approximately $11.1 million (including related operating expenses).  As of March 31, 2009, the anticipated date to vacate our facilities assuming the Asset Sales are consummated and the Plan of Liquidation is implemented, the remaining rental expense under the leases through the end of their respective initial terms is anticipated to be approximately $10.7 million (including related operating expenses).  In accordance with SFAS 146, Accounting for Accounting for Costs Associated with Exit or Disposal Activities, we will need to record a liability for the fair value of any costs that will continue to be incurred under our leases for their remaining terms without economic benefit to us at the Cease-Use Date.  For each operating lease, the fair value of the liability at the Cease-Use Date shall be determined based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property, even if we do not intend to enter into a sublease.

Long-Lived Tangible Assets

If and when it becomes more likely than not that our long-lived tangible assets will be disposed of prior to their estimated useful lives, or other events or changes in circumstances indicate that their carrying amounts may not be recoverable, we will need to test those assets for recoverability in accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets.  As of September 30, 2008, the carrying value of our property and equipment was $12.6 million.

Registration Payment Arrangements for Outstanding Shares and Warrant Shares

Pursuant to the terms of the Registration Rights Agreement entered into in connection with our March 2007 equity financing, and the amendment thereto, the holders of shares and Warrant shares subject to the Registration Rights Agreement, as amended, have the right to certain liquidated damages from us if, among other things, their shares remain outstanding after we cease to keep effective with the SEC a registration statement which allows such holders to sell such shares.  If we liquidate following the consummations of the Asset Sales, the estimated contingent liability would be approximately $3.8 million.  This amount may be reduced based upon the holdings of investors in our March 2007 equity financing as of the date we file a certificate with the Delaware Secretary of State to dissolve the Company as a legal entity.

Warrant Value

We sold through a private placement, 21,415 shares of our common stock and Warrants to purchase 9,637 shares of our common stock.  The Warrants have an exercise price of $1.96 per share, a five-year term and are immediately exercisable.  The Warrants contain a net cash settlement feature, which is available to the Warrant holders at their option, in certain change of control circumstances, including the consummations of the Asset Sales.  Under the net cash settlement feature, each Warrant holder has the option to receive, in exchange for each of its Warrants, an amount of cash equal to the value of such holder’s Warrants as of the trading day immediately prior to the public announcement of the consummations of the Asset Sales, if it occurs, determined in accordance with the Black-Scholes option pricing formula, using inputs defined in the Warrants.  As of September 30, 2008, the net cash settlement value of the Warrants was $2.5 million.  This value is not fixed.  The Warrant Value changes under the Black-Scholes option pricing formula with the volatility of the price of our stock.  This option would be exercisable during the period beginning on the date of the closing of the Asset Sales and ending on the date 30 days thereafter.  The Warrants require use of a 100-day volatility rate to calculate the Warrant Value.  We estimate the range of the final aggregate Warrant Value would be between $0.1 million and $4.6 million.  This range is broad due to the broad range of reasonably possible volatility rates during the 100 days prior to the valuation date.

Potential NASDAQ Delisting of Common Stock

Our common stock is currently traded on NASDAQ under the symbol “NTEC”.  Since early 2008, we have received correspondence from the Department indicating our non-compliance with various NASDAQ Marketplace Rules.  We are currently in the process of appealing these determinations before the Panel.  A date for the appeal hearing has not yet been determined.  There can be no assurance that the Panel will grant our request for continued listing, particularly in view of our previously announced Asset Sales and Liquidation.  In the event that the Panel denies our request for continued listing we expect that our common stock will be eligible for quotation on the Pink Sheets or the OTC BB or both.

Liquidity and Capital Resources

Overview

We had $7.1 million in cash and cash equivalents as of September 30, 2008, compared to $19.3 million as of December 31, 2007.  The decrease was due to the continued funding of our operating activities, including the costs associated with the discontinuation of our NE-180 program, and debt repayments.  We anticipate the spending, net of cash expected to be received for research and development funding reimbursement from our collaborators, for the fourth quarter of 2008 to be approximately $4.1 million.  This includes approximately $1.2 million of costs anticipated to be incurred in connection with the proposed Asset Sales and Plan of Liquidation, with the remaining amount needed to fund our operating activities, capital expenditures and debt repayments.

The development of next-generation proprietary protein therapeutics, which we are pursuing both independently and in collaboration with selected partners, will require substantial expenditures by us and our collaborators.  We plan to continue financing our operations through private and public offerings of equity securities, proceeds from debt financings, and proceeds from existing and future collaborative agreements.  Other than proceeds from our collaborations with Novo Nordisk and BioGeneriX, and any future collaborations with others, we do not expect to generate significant revenues until such time as products using our technology are commercialized, which is not expected during the next several years.  We expect an additional several years to elapse before we can expect to generate sufficient cash flow from operations to fund our operating and investing requirements.  Assuming neither Asset Sale is consummated, we believe that our existing cash and cash equivalents, expected revenue from collaborations and license arrangements, and interest income should be sufficient to meet our operating and capital requirements (including payment of all costs and potential expense reimbursements related to the Asset Sales) through the second quarter of 2009, although changes in our collaborative relationships or our business, whether or not initiated by us, may cause us to deplete our cash and cash equivalents.  Assuming neither Asset Sale is consummated, we must obtain additional financing in order to continue our operations beyond the second quarter of 2009.  There are no assurances that funding will be available when we need it on terms we that we find favorable, if at all.  If we are unable to secure additional financing on terms acceptable to us and on a timely basis, we may seek further stockholder approval to dissolve or we may file for, or be forced to resort to, bankruptcy protection.  Any decision to seek further stockholder approval to dissolve or to file for, or be forced to resort to bankruptcy protection, may occur at any point during or before the second quarter of 2009.

Operating Activities

Net cash used in operating activities was $11.7 million and $23.3 million during the nine months ended September 30, 2008 and 2007, respectively.  Our net loss for the nine months ended September 30, 2008 and 2007 was $11.3 million and $25.3 million, respectively.  Our net loss for the nine months ended September 30, 2008 and 2007 included non-cash income of $3.2 million and $3.3 million, respectively, relating to a decrease in the fair value of our Warrant liability.  Revenues were $1.6 million higher during the nine months ended September 30, 2008 compared to the same period in 2007 primarily due to the reimbursement of research and development costs under our collaborations with BioGeneriX.  During the nine months ended September 30, 2008, we received $3.2 million of milestone payments from one of our collaborators, which also contributed to the reduction of cash used compared to $1.8 million received in milestone payments during the same period in 2007.  Research and development costs decreased by $13.3 million from during the nine months ended September 30, 2008 compared to the same period in 2007, due to the discontinuation of our NE-180 program and were partially offset by a $0.4 million increase of external costs incurred under our collaborations with Novo Nordisk and BioGeneriX.  Fluctuations in operating items vary period-to-period due to, among other factors, the timing of research and development activities, such as the initiation and progress of clinical trials and non-clinical studies.

Investing Activities

During the nine months ended September 30, 2008 and 2007, we invested $33,000 and $3.4 million, respectively, in property and equipment. In February 2007, we completed construction of leasehold improvements to a facility that we lease in Horsham, Pennsylvania (Rock Road Facility). We anticipate additional capital expenditures during the remainder of 2008 of approximately $0.2 million.

Financing Activities

Equity Financing Activities

In March 2007, we sold, through a private placement, 21.4 million shares of our common stock and Warrants to purchase 9.6 million shares of our common stock, at a price of $2.02 per unit, which generated net proceeds of $40.5 million.  Each unit consisted of one share of our common stock and a Warrant to purchase 0.45 shares of our common stock.  The Warrants have a five-year term and an exercise price of $1.96 per share.

Debt Financing Activities

Our total debt decreased to $0.3 million as of September 30, 2008, compared to $0.8 million as of December 31, 2007.  This decrease primarily resulted from planned debt principal repayments of $0.9 million and was partially offset by $0.4 million in proceeds from the issuance of debt to finance insurance policy premiums.

Note Payable Secured by Insurance Policies

In March 2008, we borrowed $0.4 million to finance insurance policy premiums due on certain insurance policies. The insurance policy premiums, net of amortization, are included in prepaid expenses and other current assets on our Balance Sheet as of September 30, 2008. We are required to pay $34,000 of principal and interest during each of the eleven months beginning on March 15, 2008 and ending on January 15, 2009.  The interest is calculated based on an annual percentage rate of 4.1%.  To secure payment of the amounts financed, we granted the lender a security interest in (i) all unearned premiums or dividends payable under the policies, (ii) loss payments which may reduce the unearned premiums, subject to any mortgagee or loss payee interests, and (iii) any interest in any state guarantee fund relating to the policies.

Capital Lease Obligations

The terms of our capital leases require us to make monthly payments through February 2012. As of September 30, 2008, the present value of aggregate minimum lease payments under these agreements was $0.2 million. Under these agreements, we will be required to make lease payments totaling $0.1 million during the twelve months ending September 30, 2009.

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

Summary of Contractual Obligations

A summary of our obligations to make future payments under contracts existing as of December 31, 2007 is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2007. The disclosure of obligations related to operating leases included the base rent associated with our Rock Road Facility lease, but did not include the required operating expenses to be paid to the landlord. If those required operating expenses had been included, the disclosed amount would have been increased by $3.5 million, or approximately $231,000 for each remaining year of the lease term. The Liquidity and Capital Resources section of this Form 10-Q describes obligations from any material contracts entered into during the nine months ended September 30, 2008.

Off-Balance Sheet Arrangements

We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect that is material to investors on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2007.  Except as described below, there have not been any changes or additions to our critical accounting policies during the nine months ended September 30, 2008.

Stock-based Employee Compensation

The fair value of share-based awards is recognized as expense over the requisite service period, net of estimated forfeitures. We rely primarily on historical experience to estimate expected forfeitures and adjust the annualized forfeiture rate if our historical experience indicates that an adjustment is necessary. During the first quarter of each year, we re-evaluate our forfeiture rate. For the nine months ended September 30, 2008, based on our historical experience of option pre-vesting cancellations, we have assumed an annualized forfeiture rate of 34% for our stock options granted to individuals not terminated as a result of a restructuring of our operations. For employees terminated as a result of the restructurings in 2008, 2007 and 2006, we have assumed an annualized forfeiture rate of 100%.  For the nine months ended September 30, 2007, we assumed an annualized forfeiture rate of 17% for our stock options granted to individuals not terminated as a result of a restructuring of our operations.  Under the provisions of SFAS No. 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Results of Operations

We recorded a net loss of $4.4 million and $11.3 million during the three and nine months ended September 30, 2008, respectively, compared to net losses of $2.5 million and $25.3 million for the corresponding periods in 2007.  The following sections explain the changes between the reporting periods in each component of net loss.

Revenue from Collaborative Agreements

Our revenue from collaborative agreements has historically been derived from a few major collaborators. Our collaborative agreements provide for some or all of the following elements: license fees, research and development funding, milestone revenues, and royalties on product sales. A summary of revenue recognized under our collaborative agreements during the three and nine months ended September 30, 2008 and 2007 is presented in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Novo Nordisk
Research and development funding	$339	$1,740	$3,829	$3,874
License fees	221	216	607	529
	560	1,956	4,436	4,403
BioGeneriX
Research and development funding	1,429	661	3,210	1,654
License fees	14	14	42	42
	1,443	675	3,252	1,696
	$2,003	$2,631	$7,688	$6,099

Revenue from collaborative agreements during the three and nine months ended September 30, 2008 was $2.0 million and $7.7 million, respectively, compared to $2.6 million and $6.1 million for the corresponding periods in 2007.  The decrease in revenue for the three month period ended September 30, 2008 compared to 2007 was primarily due to a $1.4 million decrease in research and development funding from Novo Nordisk and was partially offset by an $0.8 million increase in research and development funding from BioGeneriX.  The increase in revenue for the nine month period ended September 30, 2008 compared to 2007 was due to increased research and development funding from BioGeneriX.

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

In January 2008, we announced the discontinuation of further development of NE-180, our product candidate intended for the treatment of anemia in patients with chronic kidney disease and cancer patients receiving chemotherapy.  The decision to discontinue development was not due to any safety or efficacy concerns about NE-180, but was based on an evaluation of commercial prospects and the likelihood of entering into a timely collaboration for the compound in the context of increased safety concerns in the ESA category.  Throughout 2007, we incurred costs for the development of NE-180, including process, non-clinical and clinical development. During the three months ended September 30, 2008, we did not incur any external costs related to the cessation of clinical development activities for NE-180.  During the nine months ended September 30, 2008, we incurred $2.1 million of external costs related to the cessation of clinical development activities for NE-180.

A summary of research and development expenses during the three and nine months ended September 30, 2008 and 2007 is presented in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Payroll	$762	$1,288	$3,024	$5,349
Facilities	411	452	1,226	1,457
Clinical and non-clinical studies (NE-180)	(51)	1,926	2,336	4,626
Purchased materials:
GlycoPEG-GCSF	1,355	526	2,801	1,395
Hemostasis compounds	43	1,521	2,315	3,302
NE-180	—	3,424	352	6,629
Laboratory supplies, maintenance, outside services, and consulting	268	733	1,145	2,909
Funded research and license fees	126	236	570	638
Depreciation and stock compensation	440	629	1,266	1,984
	$3,354	$10,735	$15,035	$28,289

Our research and development expenses during the three months ended September 30, 2008 were $3.4 million compared to $10.7 million for the corresponding period in 2007.  The decrease during the 2008 period as compared to the 2007 period was primarily due to $5.4 million of lower external costs incurred for the NE-180 program during the 2008 period, $1.5 million of lower purchased material costs incurred for our hemostasis compound programs during the 2008 period, $0.7 million of lower payroll and stock compensation resulting from the restructurings that were implemented in 2007 and 2008, and $0.5 million of lower supplies, maintenance costs and lab services related to lower staffing levels.  These decreases were partially offset by $0.8 million of additional purchased material costs incurred for our GlycoPEG-GCSF program during the 2008 period.

Our research and development expenses during the nine months ended September 30, 2008 were $15.0 million compared to $28.3 million for the corresponding period in 2007.  The decrease in research and development expenses during the 2008 period as compared to the 2007 period was primarily due to $8.6 million of lower external costs incurred for the NE-180 program during the 2008 period, $3.3 million of lower payroll, stock compensation and facilities costs resulting from the restructurings that were implemented in 2007 and 2008, $1.8 million of lower supplies, maintenance costs and lab services related to lower staffing levels, and $1.0 million of lower purchased material costs incurred for our hemostasis compound programs during the 2008 period.  These decreases were partially offset by $1.4 million of additional purchased material costs incurred for our GlycoPEG-GCSF program during the 2008 period.

Our research and development projects are divided between two categories: (i) GlycoPEGylation, and (ii) Other Glycotechnology Programs, which included projects investigating opportunities to use our enzymatic technologies in other areas, such as glycolipids. The following chart sets forth our projects in each of these categories and the stage to which each has been developed:

Development Stage
GlycoPEGylation:
GlycoPEG-GCSF	Clinical (Phase II)
GlycoPEG-FVIIa	Clinical (Phase I)
GlycoPEG-FIX	Research
GlycoPEG-FVIII	Research
NE-180	Discontinued
Other Glycotechnology Programs:
Non-protein therapeutic applications	Discontinued

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

GlycoPEGylation

Our GlycoPEGylation expenses result primarily from development activities, including process, clinical and non-clinical development, associated with our proprietary drug development programs. GlycoPEGylation expenses for the three months ended September 30, 2008 were $2.0 million compared to $9.0 million for the corresponding 2007 period.  These expenses decreased primarily due to $6.8 million of lower payroll and external costs incurred for the NE-180 program, $1.3 million of lower payroll and purchased material costs incurred during the three months ended September 30, 2008 for our hemostasis compound programs compared to the same period in 2007, and were partially offset by a $1.0 million increase in payroll and purchased material costs during the three month period ended September 30, 2008 for our GlycoPEG-GCSF program compared to the same period in 2007.

GlycoPEGylation expenses for the nine months ended September 30, 2008 were $10.5 million compared to $21.4 million for the corresponding 2007 period.  These expenses decreased primarily due to $12.8 million of lower payroll and external costs incurred for the NE-180 program and $0.2 million of lower payroll and purchased material costs incurred during the nine months ended September 30, 2008 for our hemostasis compound programs compared to the same period in 2007 and were partially offset by $2.0 million of additional payroll and purchased material costs incurred during the nine months ended September 30, 2008 for our GlycoPEG-GCSF program compared to the same period in 2007.

Other Glycotechnology Programs

Research and development expenses related to our Other Glycotechnology Programs, were $15,000 and $51,000 for the three and nine months ended September 30, 2008, respectively, compared to $9,000 and $47,000 for the corresponding periods in 2007.  In connection with the proposed Asset Sales, we discontinued further research and development work on our Other Glycotechnology Programs during the third quarter of 2008.

Indirect expenses

The following table illustrates costs incurred during the three and nine months ended September 30, 2008 and 2007 for indirect expenses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Indirect expenses:
Payroll	$356	$333	$1,251	$1,826
Facilities	411	452	1,226	1,457
Funded research and license fees	126	236	570	638
Depreciation and stock compensation	440	629	1,266	1,984
Other	—	30	150	919
	$1,333	$1,680	$4,463	$6,824

Indirect research and development expenses for the three and nine months ended September 30, 2008 were $1.3 million and $4.5 million, respectively, compared to $1.7 million and $6.8 million for the corresponding periods in 2007.  The decrease during the three months ended September 30, 2008 compared to the corresponding 2007 period was primarily due to $0.2 million of lower payroll, stock compensation and facilities costs resulting from the restructurings that were implemented in 2007 and 2008. The decrease during the nine months ended September 30, 2008 compared to the corresponding 2007 period was primarily due to $1.5 million of lower payroll, stock compensation and facilities costs resulting from the restructurings that were implemented in 2007 and 2008, and $0.8 million of lower supplies, maintenance costs and lab services for the 2008 period compared to corresponding 2007 period related to lower staffing levels.

General and Administrative Expense

A summary of general and administrative expenses during the three and nine months ended September 30, 2008 and 2007 is presented in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Payroll	$600	$886	$2,702	$3,081
Intellectual Property	74	559	1,152	1,577
Legal and Accounting	779	89	1,532	424
Depreciation and Stock Compensation	97	378	315	1,158
Other	1,194	648	2,084	1,833
	$2,744	$2,560	$7,785	$8,073

General and administrative expenses increased during the three months ended September 30, 2008 to $2.7 million from $2.6 million for the corresponding period in 2007.  The increase for the three months ended September 30, 2008 compared to the corresponding 2007 period was primarily due to $0.7 million of higher legal costs incurred in connection with the proposed Asset Sales and Plan of Liquidation and $0.8 million of financial advisory fees incurred in connection with the proposed Asset Sales, (included in other general and administrative costs), and was partially offset by $0.6 million of lower payroll and stock compensation related to the restructurings that were implemented in 2007 and 2008, $0.5 million of lower intellectual property costs and $0.2 million of other general and administrative expenses.

General and administrative expenses decreased during the nine months ended September 30, 2008 by $0.3 million from $8.1 million for the corresponding period in 2007.  The decrease for the nine month period ended September 30, 2008 compared to the corresponding 2007 period was primarily due to $1.2 million of lower stock compensation related to the restructurings implemented in 2007 and 2008, $0.4 million of lower intellectual property costs, and a decrease of $0.5 million of other general and administrative expenses (excluding the financial advisory fees mentioned below) and was partially offset by $1.1 million of higher legal costs incurred in connection with the proposed Asset Sales and Plan of Liquidation and $0.8 million of financial advisory fees incurred in connection with the proposed Asset Sales (included in other general and administrative costs).  The nine month periods ended September 30, 2008 and 2007 included $0.7 million and $0.1 million, respectively, of severance costs related to the restructurings implemented during those respective periods.

Other Income and Expense

In connection with the sale of our common stock and Warrants to purchase shares of our common stock in March 2007, we recorded the Warrants as a liability at their initial fair value using the Black-Scholes option-pricing model and revalue them at each reporting date until they are exercised or expire.  Changes in the fair value of the Warrants are reported in our Statements of Operations as non-operating income or expense.  We recorded non-operating expense of $0.4 million during the three months ended September 30, 2008, and non-operating income of $3.2 million during the nine months ended September 30, 2008, related to the increase and decrease in fair value of these Warrants primarily as a result of a decrease and an increase in the market price of our common stock during the three and nine months ended September 30, 2008, respectively.  We recorded non-operating income of $7.8 million and $3.3 million during the three and nine months ended September 30, 2007, respectively.  The market price for our common stock has been and may continue to be volatile.  Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of these Warrants.

Interest income during the three and nine months ended September 30, 2008 was $56,000 and $303,000, respectively, compared to $421,000 and $1,195,000 for the corresponding periods in 2007.  The decrease during the 2008 period compared to the 2007 period was primarily due to lower cash balances for 2008.  Our interest income during the remainder of 2008 is difficult to project, and will depend largely on prevailing interest rates and whether we receive cash from entering into any new collaborative agreements or by completing any additional equity or debt financings during the year.

Interest expense during the three and nine months ended September 30, 2008 was $6,000 and $35,000, respectively, compared to $35,000 and $123,000 for the corresponding periods in 2007.  Lower average debt balances in the 2008 period accounted for the decrease.  Our interest expense during the remainder of 2008 is difficult to project and will depend on whether we enter into any new debt agreements.  See “Financing Activities – Debt Financing Activities” in the Liquidity and Capital Resources section of this Form 10-Q for a description of the material features of our debt financings.

During the nine months ended September 30, 2008 and 2007, we sold Pennsylvania research and development tax credits, resulting in the recognition of $303,000 and $533,000, respectively, of income tax benefits.

Item 3.                         Quantitative and Qualitative Disclosures About Market Risk

Equity Price Risk

We are exposed to certain risks arising from changes in the price of our common stock, primarily due to the potential effect of changes in fair value of the Warrant liability related to the Warrants. The Warrant liability is revalued at its current fair value using the Black-Scholes option-pricing model at each reporting date until the Warrants are exercised or expire, and is subject to significant increases or decreases in value due to the effects of changes in the price of our common stock at period end and the related calculation of volatility. Changes in the fair value of Warrants are reported in our Statements of Operations as non-operating income or expense.  If the closing price of our common stock on September 30, 2008 had been 30% higher, the fair  value of our Warrant liability would have been $510,000 higher, which would have resulted in a $510,000 increase in our net loss for the three and nine months ended September 30, 2008.  If the closing price of our common stock on September 30, 2008 had been 30% lower, the fair value of our Warrant liability would have been $445,000 lower, which would have resulted in a $445,000 decrease in our net loss for the three and nine months ended September 30, 2008.

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

To date, we have funded our operations primarily through proceeds from the public and private placements of equity securities. We have also funded our operations to a lesser extent from proceeds from the sale of our former Witmer Road facility, property and equipment financing, interest earned on investments, corporate collaborations, and the sale of investments. As of September 30, 2008, we had $7.1 million of cash and cash equivalents.  Assuming neither Asset Sale is consummated, we believe that our existing cash and cash equivalents, expected revenue from collaborations and license arrangements, and interest income should be sufficient to meet our operating and capital requirements (including payment of all costs and potential expense reimbursements related to the Asset Sales) through the second quarter of 2009, although changes in our collaborative relationships or our business, whether or not initiated by us, may cause us to deplete our cash and cash equivalents. Assuming neither Asset Sale is consummated, we must obtain additional financing in order to continue our operations beyond the second quarter of 2009.  There are no assurances that funding will be available when we need it on terms that we find favorable, if at all.  If we are unable to secure additional financing on terms acceptable to us and on a timely basis, we may seek further stockholder approval to dissolve or we may file for, or be forced to resort to, bankruptcy protection.  Any decision to seek further stockholder approval to dissolve or to file for, or be forced to resort to bankruptcy protection, may occur at any point during or before the second quarter of 2009.  Our present and future capital requirements, and our ability to raise additional capital, depend on many factors, including:

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

We cannot be sure if or when the Asset Sales will be completed.

The consummations of the Asset Sales is subject to the satisfaction of various conditions, many of which are beyond our control, including, but not limited to, the approval of the Asset Sales by our stockholders, the receipt of various consents, and a termination right by either party if the Asset Sales are not completed by January 31, 2009.  We cannot guarantee that we will be able to satisfy the closing conditions related to the Asset Sales.  If we are unable to satisfy the closing conditions in either of the Asset Sales, the purchaser in such Asset Sale will not be obligated to complete the Asset Sale.

If the Asset Sales do not close, we will attempt to secure additional financing.  It is uncertain whether we can secure sufficient financing to fund our ongoing operations on terms acceptable to us, if at all, within a time frame necessary to continue our ongoing operations.  If we are unable to secure additional financing on terms acceptable to us and on a timely basis, we may seek further stockholder approval to dissolve or we may file for, or be forced to resort to, bankruptcy protection.  Any decision to seek further stockholder approval to dissolve or to file for, or be forced to resort to bankruptcy protection, may occur at any point during or before the second quarter of 2009.

We will incur significant costs in connection with the Asset Sales, whether or not we complete them.

We expect to incur significant costs related to the Asset Sales.  These expenses include, but are not limited to, financial advisory, legal and accounting fees and expenses, employee expenses, filing fees, printing expenses, proxy solicitation and other related charges.  We may also incur additional unanticipated expenses in connection with the Asset Sales.  A considerable portion of the costs related to the Asset Sales, such as legal, financial advisory and accounting fees, will be incurred regardless of whether it is completed.  If the Asset Sales are not consummated, we are required to reimburse BioGenerix and Novo Nordisk for up to an aggregate of $0.5 million each for out-of-pocket expenses (including, but not limited to, fees paid to third-party advisers).  These expenses will decrease the remaining cash available for eventual distribution to stockholders in connection with our dissolution and liquidation or for use in connection with any future deployment in the business.

Our stockholders could approve one of the Asset Sales, but vote against the other Asset Sale.

Neither Asset Sale is conditioned upon the approval by our stockholders of the other Asset Sale.  However, each Asset Purchase Agreement includes a condition that provides that the purchaser is not obligated to close its Asset Sale unless a closing occurs under the Asset Purchase Agreement with the other purchaser.  Therefore, if only one of the Asset Sales is approved by our stockholders, the purchaser in such approved Asset Sale has the right, but not the obligation to close on its Asset Sale.  For the purchaser in the Asset Sale not approved by our stockholders, we are required to reimburse such purchaser for up to an aggregate of $0.5 million of out-of-pocket expenses (including, but not limited to, fees paid to third-party advisers).

If only one of the Asset Sales is completed, we would evaluate all of our available options, including but limited to attempting to secure additional financing.  It is uncertain whether we can secure sufficient financing to fund our ongoing operations on terms acceptable to us, if at all, within a time frame necessary to continue our ongoing operations.  If we are unable to secure additional financing on terms acceptable to us and on a timely basis, we may seek further stockholder approval to dissolve or we may file for, or be forced to resort to, bankruptcy protection.  Even if we are able to secure additional financing on terms acceptable to us after completing one of the Asset Sales, it is uncertain whether our remaining intellectual property assets would be sufficient for us to continue operating as an ongoing business.

Our stockholders could approve the Asset Sales, but vote against the Plan of Liquidation.

The Plan of Liquidation is subject to the approval by our stockholders and subsequent consummations of the Asset Sales.  If the Asset Sales are approved by our stockholders and subsequently consummated, but the Plan of Liquidation is not approved and adopted by our stockholders, we will still complete the Asset Sales.  In that case, we will have transferred substantially all of our assets to BioGeneriX and Novo Nordisk.  With no material assets and no Plan of Liquidation approved, we intend to declare and pay to our stockholders a cash dividend, but the amount is uncertain.  If a cash dividend is paid, any cash in excess of such cash dividend will be retained to fund ongoing operating expenses.  We would have no business or operations after the Asset Sales, and will retain only those employees required to maintain our corporate existence.  We have no plans for our operations in such a scenario, and would evaluate all available options.

Our stock transfer books will close on the date we file the certificate of dissolution with the Secretary of State of the State of Delaware, after which we will discontinue recording transfers of shares of our common stock.

We intend to close our stock transfer books and discontinue recording transfers of shares of our common stock at the close of business on the date we file the certificate of dissolution with the Secretary of State of the State of Delaware.  Thereafter, certificates representing shares of our common stock will not be assignable or transferable on our books.  The proportionate interests of all of our stockholders will be fixed on the basis of their respective stock holdings at the close of business on such date, and, after such date, any distributions made by us will be made solely to stockholders of record at the close of business on such date.

Item 6.	Exhibits

	2.1	Asset Purchase Agreement by and between Neose Technologies, Inc. and Novo Nordisk A/S, dated September 17, 2008 (Exhibit 2.1) (1)

	2.2	Asset Purchase Agreement by and between Neose Technologies, Inc. and BioGeneriX AG, dated September 17, 2008 (Exhibit 2.2) (1)

	2.3	Plan of Complete Liquidation and Dissolution of Neose Technologies, Inc. (Exhibit 2.3) (1)

	31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)           Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on September 18, 2008.

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOSE TECHNOLOGIES, INC.

Date: November 10, 2008	By:	/s/ A. Brian Davis
A. Brian Davis
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

Exhibit Index

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.